Form 10-Q
period 2014-06-30
NAVIGATORS GROUP INC
filed 2014-08-08
CIK 793547

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2014

or

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

The number of common shares outstanding as of July 23, 2014 was 14,262,204.

THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	June 30, 2014	December 31, 2013
	(Unaudited)
ASSETS
Investments and cash:
Fixed maturities, available-for-sale, at fair value (amortized cost: 2014, $2,177,094; 2013, $2,036,999)	$2,220,855	$2,047,873
Equity securities, available-for-sale, at fair value (cost: 2014, $148,412; 2013, $118,804)	180,486	143,954
Short-term investments, at cost which approximates fair value	226,237	296,250
Cash	72,604	86,509

Total investments and cash	$2,700,182	$2,574,586

Premiums receivable	$417,122	$325,025
Prepaid reinsurance premiums	246,699	247,822
Reinsurance recoverable on paid losses	42,074	38,384
Reinsurance recoverable on unpaid losses and loss adjustment expenses	841,981	822,438
Deferred policy acquisition costs	76,975	67,007
Accrued investment income	14,579	13,866
Goodwill and other intangible assets	7,218	7,177
Current income tax receivable, net	7,149	9,918
Deferred income tax, net	17,307	28,187
Other assets	44,445	35,042

Total assets	$4,415,731	$4,169,452

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Reserves for losses and loss adjustment expenses	$2,137,802	$2,045,071
Unearned premiums	801,302	714,606
Reinsurance balances payable	159,261	167,252
Senior Notes	263,373	263,308
Payable for investments purchased	18,615	7,624
Accounts payable and other liabilities	63,298	69,379

Total liabilities	$3,443,651	$3,267,240

Stockholders’ equity:
Preferred stock, $.10 par value, authorized 1,000,000 shares, none issued	$—	$—
Common stock, $.10 par value, authorized 50,000,000 shares, issued 17,772,359 shares for 2014 and 17,709,876 shares for 2013	1,776	1,770
Additional paid-in capital	339,523	335,546
Treasury stock, at cost (3,511,380 shares for 2014 and 2013)	(155,801)	(155,801)
Retained earnings	737,166	692,337
Accumulated other comprehensive income	49,416	28,360

Total stockholders’ equity	$972,080	$902,212

Total liabilities and stockholders’ equity	$4,415,731	$4,169,452

The accompanying Notes to Interim Consolidated Financial Statements are an integral part of these financial statements.

THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

(In thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Gross written premiums	$348,795	$332,128	$771,585	$725,350

Revenues:
Net written premiums	$231,864	$198,469	$543,714	$467,921
Change in unearned premiums	(780)	7,345	(87,358)	(59,779)

Net earned premiums	231,084	205,814	456,356	408,142
Net investment income	15,648	14,246	32,258	27,903
Total other-than-temporary impairment losses	—	—	—	(42)
Portion of loss recognized in other comprehensive income (before tax)	—	—	—	—

Net other-than-temporary impairment losses recognized in earnings	—	—	—	(42)
Net realized gains (losses)	4,473	3,345	5,306	8,159
Other income (expense)	(1,665)	(915)	8,734	(297)

Total revenues	$249,540	$222,490	$502,654	$443,865

Expenses:
Net losses and loss adjustment expenses	$140,220	$131,148	$275,287	$262,490
Commission expenses	32,150	28,391	57,877	54,946
Other operating expenses	47,992	40,678	95,138	81,552
Interest expense	4,319	2,052	8,171	4,103

Total expenses	224,681	202,269	436,473	403,091

Income before income taxes	24,859	20,221	66,181	40,774

Income tax expense (benefit)	7,998	6,284	21,352	12,927

Net income	$16,861	$13,937	$44,829	$27,847

Net income per common share:
Basic	$1.18	$0.99	$3.15	$1.97
Diluted	$1.17	$0.97	$3.11	$1.93
Average common shares outstanding:
Basic	14,259,753	14,131,422	14,246,701	14,108,747
Diluted	14,377,476	14,428,117	14,401,740	14,434,232

The accompanying Notes to Interim Consolidated Financial Statements are an integral part of these financial statements.

THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

(In thousands)

	Three Months Ended June 30,
	2014	2013
Net income (loss)	$16,861	$13,937

Other comprehensive income (loss):
Change in net unrealized gains (losses) on investments:
Unrealized gains (losses) on investments arising during the period, net of deferred tax of $5,686 and $(19,404) in 2014 and 2013, respectively	$10,769	$(36,123)
Reclassification adjustment for net realized (gains) losses included in net income net of deferred tax of $1,357 and $(870) in 2014 and 2013, respectively	2,520	(1,616)

Change in net unrealized gains (losses) on investments	$13,289	$(37,739)
Change in other-than-temporary impairments:
Non credit other-than-temporary impairments arising during the period, net of deferred tax of $40 and $13 in 2014 and 2013, respectively	$73	$24
Reclassification adjustment for non credit other-than-temporary impairment losses recognized in net income net of deferred tax of $0 in 2014 and 2013, respectively	—	—

Change in other-than-temporary impairments	$73	$24
Change in foreign currency translation gains (losses), net of deferred tax of $785 and $566 in 2014 and 2013, respectively	2,742	(1,051)

Other comprehensive income (loss)	$16,104	$(38,766)

Comprehensive income (loss)	$32,965	$(24,829)

	Six Months Ended June 30,
	2014	2013
Net income	$44,829	$27,847

Other comprehensive income:
Change in net unrealized gains (losses) on investments:
Unrealized gains (losses) on investments arising during the period, net of deferred tax of $12,810 and $(19,037) in 2014 and 2013, respectively	$24,290	$(35,335)
Reclassification adjustment for net realized (gains) losses included in net income net of deferred tax of $879 and $(2,390) in 2014 and 2013, respectively	1,633	(4,438)

Change in net unrealized gains (losses) on investments	$25,923	$(39,773)
Change in other-than-temporary impairments:
Non credit other-than-temporary impairments arising during the period, net of deferred tax of $69 and $163 in 2014 and 2013, respectively	$130	$303
Reclassification adjustment for non credit other-than-temporary impairment losses recognized in net income net of deferred tax of $0 in 2014 and 2013, respectively	—	—

Change in other-than-temporary impairments	$130	$303
Change in foreign currency translation gains (losses), net of tax of $2,800 and $975 in 2014 and 2013, respectively	(4,997)	1,579

Other comprehensive income	$21,056	$(37,891)

Comprehensive income	$65,885	$(10,044)

The accompanying Notes to Interim Consolidated Financial Statements are an integral part of these financial statements.

THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)

(In thousands, except share amounts)

	Common Stock		Additional Paid-in Capital	Treasury Stock		Retained Earning	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount		Shares	Amount
Balance, December 31, 2013	17,709,876	$1,770	$335,546	3,511,380	$(155,801)	$692,337	$28,360	$902,212
Net income						44,829	—	44,829
Changes in other comprehensive income:
Change in net unrealized gain (loss) on investments	—	—	—	—	—	—	25,923	25,923
Change in net non-credit other- than-temporary impairment losses	—	—	—	—	—	—	130	130
Change in foreign currency translation gain (loss)	—	—	—	—	—	—	(4,997)	(4,997)

Total other comprehensive income	—	—	—	—	—	—	21,056	21,056
Shares issued under stock plan	62,483	6	(392)	—	—	—	—	(386)
Share-based compensation	—	—	4,369	—	—	—	—	4,369

Balance, June 30, 2014	17,772,359	$1,776	$339,523	3,511,380	$(155,801)	$737,166	$49,416	$972,080

The accompanying Notes to Interim Consolidated Financial Statements are an integral part of these financial statements.

THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In thousands)

	Six Months Ended June 30,
	2014	2013
Operating activities:
Net income	$44,829	$27,847
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation & amortization	2,482	1,953
Deferred income taxes	49	(2,457)
Net realized (gains) losses	(5,306)	(8,159)
Net other-than-temporary losses recognized in earnings	—	42
Changes in assets and liabilities:
Reinsurance recoverable on paid and unpaid losses and loss adjustment expenses	(23,233)	(5,110)
Reserves for losses and loss adjustment expenses	92,731	19,336
Prepaid reinsurance premiums	1,518	(30,031)
Unearned premiums	87,547	87,161
Premiums receivable	(92,097)	(74,213)
Deferred policy acquisition costs	(9,968)	(4,104)
Accrued investment income	(713)	(1,104)
Reinsurance balances payable	(7,991)	17,870
Current income tax payable, net	2,437	4,191
Other	(14,137)	15,263

Net cash provided by (used in) operating activities	$78,148	$48,485

Investing activities:
Fixed maturities
Redemptions and maturities	$103,838	$121,340
Sales	200,325	411,634
Purchases	(445,533)	(491,255)
Equity securities
Sales	10,832	11,439
Purchases	(38,007)	(38,094)
Change in payable for securities	10,991	(32,632)
Net change in short-term investments	69,881	29,062
Purchase of property and equipment	(4,986)	(4,855)

Net cash provided by (used in) investing activities	$(92,659)	$6,639

Financing activities:
Proceeds of stock issued from employee stock purchase plan	$453	$374
Proceeds of stock issued from exercise of stock options	153	1,126

Net cash provided by (used in) financing activities	$606	$1,500

Increase (decrease) in cash	$(13,905)	$56,624
Cash at beginning of year	86,509	45,336

Cash at end of period	$72,604	$101,960

Supplemental cash information:
Income taxes paid, net	$18,918	$9,223
Interest paid	$8,084	$4,025
Issuance of stock to directors	$438	$400

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

The Company is an international insurance and reinsurance company focusing on specialty products within the overall property and casualty market. The largest product line and most long-standing area of specialization is ocean marine insurance. The Company has also developed other specialty insurance and reinsurance lines within property casualty, such as commercial primary and excess liability as well as specialty niches in professional liability.

Revenue is primarily comprised of premiums and investment income. The Company derives premiums primarily from business written by wholly-owned underwriting management companies which produce, manage, and service insurance and reinsurance business. The Company’s products are distributed through multiple channels, utilizing global, national and regional retail and wholesale insurance brokers.

Navigators Management Company (“NMC”) and Navigators Management (UK) Limited (“NMUKL”) manage and service insurance and reinsurance for Navigators Insurance Company (“NIC”), which includes a United Kingdom Branch (“U.K. Branch”), and Navigators Specialty Insurance Company (“NSIC”), which underwrites specialty and professional liability insurance on an excess and surplus lines basis. All of the insurance business written by NSIC is fully reinsured by NIC pursuant to a 100% quota share reinsurance agreement.

Navigators Underwriting Agency Ltd. (“NUAL”), a Lloyd’s of London (“Lloyd’s”) underwriting agency manages Lloyd’s Syndicate 1221 (“Syndicate 1221”). Through participation in Syndicate 1221, the Company primarily underwrites marine and related lines of business along with offshore energy, construction coverage for onshore energy businesses, specialty assumed reinsurance, and professional liability insurance. The Company controlled 100% of Syndicate 1221’s stamp capacity for the 2014, 2013, and 2012 underwriting years through a wholly-owned subsidiary, Navigators Corporate Underwriters Ltd. (“NCUL”), which is referred to as a corporate name in the Lloyd’s market. In addition, the Company has established underwriting agencies in Antwerp, Belgium, Stockholm, Sweden, and Copenhagen, Denmark, which underwrite risks pursuant to binding authorities with NUAL into Syndicate 1221.

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

The Lloyd’s Operations are primarily engaged in underwriting marine and related lines of business along with offshore energy, construction coverages for onshore energy business, specialty assumed reinsurance, and professional liability insurance at Lloyd’s through Syndicate 1221.

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

Financial data by segment for the three and six months ended June 30, 2014 and 2013 were as follows:

	Three Months Ended June 30, 2014
In thousands	Insurance Companies	Lloyd’s Operations	Corporate (1)	Total
Gross written premiums	$243,729	$105,066	$—	$348,795
Net written premiums	174,041	57,823	—	231,864
Net earned premiums	178,412	52,672	—	231,084
Net losses and loss adjustment expenses	(108,502)	(31,718)	—	(140,220)
Commission expenses	(23,021)	(9,675)	546	(32,150)
Other operating expenses	(34,415)	(13,577)	—	(47,992)
Other underwriting income (expense)	768	13	(546)	235

Underwriting profit (loss)	$13,242	$(2,285)	—	$10,957
Net investment income	13,805	1,824	19	15,648
Net realized gains (losses)	4,458	15	—	4,473
Interest expense	—	—	(4,319)	(4,319)
Other income	(68)	(1,832)	—	(1,900)

Income (loss) before income taxes	$31,437	$(2,278)	$(4,300)	$24,859
Income tax expense (benefit)	10,049	(672)	(1,379)	7,998

Net income (loss)	$21,388	$(1,606)	$(2,921)	$16,861

Identifiable assets	$3,280,303	$985,181	$150,247	$4,415,731

Losses and loss adjustment expenses ratio	60.8%	60.2%		60.7%
Commission expense ratio	12.9%	18.4%		13.9%
Other operating expense ratio (2)	18.9%	25.7%		20.7%

Combined ratio	92.6%	104.3%		95.3%

(1) - Includes Corporate segment intercompany eliminations.

(2) - Includes Other operating expenses and Other underwriting income.

	Three Months Ended June 30, 2013
In thousands	Insurance Companies	Lloyd’s Operations	Corporate (1)	Total
Gross written premiums	$228,565	$103,563	$—	$332,128
Net written premiums	143,380	55,089	—	198,469
Net earned premiums	156,547	49,267	—	205,814
Net losses and loss adjustment expenses	(106,668)	(24,480)	—	(131,148)
Commission expenses	(20,573)	(8,335)	517	(28,391)
Other operating expenses	(29,829)	(10,849)	—	(40,678)
Other income (expense)	689	(1,087)	(517)	(915)

Underwriting profit (loss)	$166	$4,516	$—	$4,682
Net investment income	12,515	1,728	3	14,246
Net realized gains (losses)	3,099	242	4	3,345
Interest expense	—	—	(2,052)	(2,052)

Income (loss) before income taxes	$15,780	$6,486	$(2,045)	$20,221
Income tax expense (benefit)	4,785	2,206	(707)	6,284

Net income (loss)	$10,995	$4,280	$(1,338)	$13,937

Identifiable assets	$3,097,754	$947,736	$51,020	$4,096,510

Losses and loss adjustment expenses ratio	68.1%	49.7%		63.7%
Commission expense ratio	13.1%	16.9%		13.8%
Other operating expense ratio (2)	18.7%	24.2%		20.2%

Combined ratio	99.9%	90.8%		97.7%

(1) - Includes Corporate segment intercompany eliminations.

(2) - Includes Other operating expenses and Other income.

	Six Months Ended June 30, 2014
In thousands	Insurance Companies	Lloyd’s Operations	Corporate (1)	Total
Gross written premiums	$555,527	$216,058	$—	$771,585
Net written premiums	407,992	135,722	—	543,714

Net earned premiums	344,296	112,060	—	456,356
Net losses and loss adjustment expenses	(214,929)	(60,358)	—	(275,287)
Commission expenses	(39,731)	(19,201)	1,055	(57,877)
Other operating expenses	(67,802)	(27,336)	—	(95,138)
Other underwriting income (expense)	1,426	19	(1,055)	390

Underwriting profit (loss)	$23,260	$5,184	$—	$28,444

Net investment income	28,582	3,639	37	32,258
Net realized gains (losses)	5,695	(389)	—	5,306
Interest expense	—	—	(8,171)	(8,171)
Other income	(19)	8,363	—	8,344

Income (loss) before income taxes	$57,518	$16,797	$(8,134)	$66,181

Income tax expense (benefit)	18,161	5,966	(2,775)	21,352

Net income (loss)	$39,357	$10,831	$(5,359)	$44,829

Identifiable assets	$3,280,303	$985,181	$150,247	$4,415,731

Losses and loss adjustment expenses ratio	62.4%	53.9%		60.3%
Commission expense ratio	11.5%	17.1%		12.7%
Other operating expense ratio (2)	19.3%	24.4%		20.8%

Combined ratio	93.2%	95.4%		93.8%

(1) - Includes Corporate segment intercompany eliminations.

(2) - Includes Other operating expenses and Other underwriting income.

	Six Months Ended June 30, 2013
In thousands	Insurance Companies	Lloyd’s Operations	Corporate (1)	Total
Gross written premiums	$530,193	$195,157	$—	$725,350
Net written premiums	359,699	108,222	—	467,921

Net earned premiums	310,878	97,264	—	408,142
Net losses and loss adjustment expenses	(213,653)	(48,837)	—	(262,490)
Commission expenses	(39,090)	(16,956)	1,100	(54,946)
Other operating expenses	(59,172)	(22,380)	—	(81,552)
Other income (expense)	1,348	(545)	(1,100)	(297)

Underwriting profit (loss)	$311	$8,546	$—	$8,857

Net investment income	24,466	3,430	7	27,903
Net realized gains (losses)	7,891	222	4	8,117
Interest expense	—	—	(4,103)	(4,103)

Income (loss) before income taxes	$32,668	$12,198	$(4,092)	$40,774

Income tax expense (benefit)	10,199	4,242	(1,514)	12,927

Net income (loss)	$22,469	$7,956	$(2,578)	$27,847

Identifiable assets	$3,097,754	$947,736	$51,020	$4,096,510

Losses and loss adjustment expenses ratio	68.7%	50.2%		64.3%
Commission expense ratio	12.6%	17.4%		13.5%
Other operating expense ratio (2)	18.6%	23.6%		20.0%

Combined ratio	99.9%	91.2%		97.8%

(1) - Includes Corporate segment intercompany eliminations.

(2) - Includes Other operating expenses and Other income.

The following tables provide additional financial data by segment for the three and six months ended June 30, 2014 and 2013:

THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES

Comparative Premium Data

	Three Months ended June 30,			Six Months ended June 30,
In thousands	2014	2013	Change	2014	2013	Change
Gross Written Premiums:
Insurance Companies:
Marine	$48,119	$43,077	11.7%	$100,352	$93,924	6.8%
Property Casualty	168,597	152,095	10.8%	397,953	371,059	7.2%
Professional Liability	27,013	33,393	-19.1%	57,222	65,210	-12.2%

	243,729	228,565	6.6%	555,527	530,193	4.8%
Lloyd’s Operations:
Marine	46,005	45,893	0.2%	108,962	99,537	9.5%
Property Casualty	37,162	41,217	-9.8%	70,241	66,275	6.0%
Professional Liability	21,899	16,453	33.1%	36,855	29,345	25.6%

	105,066	103,563	1.5%	216,058	195,157	10.7%

Total	$348,795	$332,128	5.0%	$771,585	$725,350	6.4%

	Three Months ended June 30,			Six Months ended June 30,
	2014	2013	Change	2014	2013	Change
Net Written Premiums:
Insurance Companies:
Marine	$35,357	$27,366	29.2%	$76,481	$68,507	11.6%
Property Casualty	119,633	90,711	31.9%	291,994	240,662	21.3%
Professional Liability	19,051	25,303	-24.7%	39,517	50,530	-21.8%

	174,041	143,380	21.4%	407,992	359,699	13.4%
Lloyd’s Operations:
Marine	29,562	34,060	-13.2%	81,693	73,618	11.0%
Property Casualty	14,392	12,181	18.2%	30,926	19,493	58.7%
Professional Liability	13,869	8,848	56.7%	23,103	15,111	52.9%

	57,823	55,089	5.0%	135,722	108,222	25.4%

Total	$231,864	$198,469	16.8%	$543,714	$467,921	16.2%

	Three Months ended June 30,			Six Months ended June 30,
	2014	2013	Change	2014	2013	Change
Net Earned Premiums:
Insurance Companies:
Marine	$31,752	$31,798	-0.1%	$64,512	$68,523	-5.9%
Property Casualty	124,695	99,477	25.4%	235,521	192,195	22.5%
Professional Liability	21,965	25,272	-13.1%	44,263	50,160	-11.8%

	178,412	156,547	14.0%	344,296	310,878	10.7%
Lloyd’s Operations:
Marine	32,213	34,623	-7.0%	71,100	68,668	3.5%
Property Casualty	11,463	8,562	33.9%	24,421	16,441	48.5%
Professional Liability	8,996	6,082	47.9%	16,539	12,155	36.1%

	52,672	49,267	6.9%	112,060	97,264	15.2%

Total	$231,084	$205,814	12.3%	$456,356	$408,142	11.8%

The Insurance Companies net earned premiums include $10.5 million and $12.7 million of net earned premiums from the U.K. Branch for the three months ended June 30, 2014 and 2013, respectively, and $22.1 million and $22.8 million of net earned premiums from the U.K. Branch for the six months ended June 30, 2014 and 2013, respectively.

Note 3. Reinsurance Ceded

The Company’s ceded earned premiums were $115.5 million and $115.3 million for the three months ended June 30, 2014 and 2013 and $229.1 million and $226.3 million for the six months ended June 30, 2014 and 2013, respectively.

The Company’s ceded incurred losses were $57.9 million and $77.6 million for the three months ended June 30, 2014 and 2013 and $111.8 million and $131.1 million for the six months ended June 30, 2014 and 2013, respectively.

The following table lists the Company’s 20 largest reinsurers measured by the amount of reinsurance recoverable for ceded losses, LAE and ceded unearned premium (constituting 76.6% of the total recoverable), together with the reinsurance recoverable and collateral as of June 30, 2014, and the reinsurers’ ratings from A.M. Best Company (“A.M. Best”) or Standard & Poor’s (“S&P”):

	Reinsurance Recoverables
In thousands	Unearned Premium	Paid/Unpaid Losses	Total (1)	Collateral Held (2)	A.M. Best	S&P
National Indemnity Company	$40,640	$114,646	$155,286	$24,453	A++	AA+
Everest Reinsurance Company	21,201	72,994	94,195	7,206	A+	A+
Transatlantic Reinsurance Company	16,038	75,395	91,433	4,930	A	A+
Swiss Reinsurance America Corporation	15,471	65,276	80,747	13,413	A+	AA-
Munich Reinsurance America Inc.	8,095	66,415	74,510	6,269	A+	AA-
Allied World Reinsurance	11,159	35,260	46,419	1,924	A	A
Lloyd’s Syndicate #2003	4,911	39,768	44,679	5,501	A	A+
Partner Reinsurance Europe	9,945	28,708	38,653	18,380	A+	A+
Scor Global P&C SE	10,652	20,547	31,199	8,061	A	A+
Employers Mutual Casualty Company	12,432	18,628	31,060	11,306	A	NR
Tower Insurance Company	—	20,916	20,916	1,922	C++	NR
Atlantic Specialty Insurance	4,494	16,260	20,754	—	A	A-
Ironshore Indemnity Inc.	7,743	12,789	20,532	9,643	A	NR
Ace Property and Casualty Insurance Company	11,127	8,020	19,147	2,988	A++	AA
QBE Reinsurance Corp	4,696	14,139	18,835	—	A	A+
Validus Reinsurance Ltd.	2,297	16,030	18,327	13,675	A	A
Odyssey American Reinsurance Corporation	3,800	11,889	15,689	1,726	A	A-
Aspen Insurance UK Ltd.	7,179	8,428	15,607	5,020	A	A
Lloyd’s Syndicate #4000	51	14,181	14,232	92	A	A+
Endurance Reinsurance Corporation	5,432	8,411	13,843	2,047	A	A

Top 20 Reinsurers	$197,363	$668,700	$866,063	$138,556
Others	49,336	215,355	264,691	80,111

Total	$246,699	$884,055	$1,130,754	$218,667

(1) - Net of reserve for uncollectible reinsurance of approximately $11.3 million.

(2) - Collateral of $218.7 million consists of $159.3 million in ceded balances payable, $53.4 million in letters of credit, and $6.0 million of other balances held by the Company’s Insurance Companies and Lloyd’s Operations.

Note 4. Stock-Based Compensation

Stock-based compensation granted under the Company’s stock plans is expensed in tranches over the vesting period. Options and non-performance based grants generally vest equally over a three or four year period and the options have a maximum term of ten years. Certain non-performance based grants vest over five years with one-third vesting in each of the third, fourth and fifth years. The Company’s performance based share grants generally consist of three types of awards. The restricted stock units issued in 2014 and after will cliff vest on the third anniversary of the date of the grant with 100% dependent on the rate of cumulative annual growth in tangible book value for the three years immediately prior to the vesting date, with actual shares that vest ranging between 150% to 50% of that portion of the original award. The restricted stock units issued between 2011 - 2013 will cliff vest on the third anniversary of the date of grant, with 50% vesting in full, and 50% dependent on the rate of compound annual growth in book value per share for the three years immediately prior to the vesting date, with actual shares that vest ranging between 150% to 0% of that portion of the original award. The performance based restricted stock units issued prior to 2011 generally vest over five years with one-third vesting in each of the third, fourth and fifth years, with 100% dependent on the rolling three-year average return on equity based on the three years prior to the year in which the vesting occurs, with actual shares that vest ranging between 150% to 0% of the original award.

The amounts charged to expense for stock-based compensation for the three and six months ended June 30, 2014 and 2013 are presented in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
In thousands	2014	2013	2014	2013
Restricted stock units	$2,484	$2,116	$4,369	$3,474
Directors restricted stock grants (1)	100	106	200	206
Employee stock purchase plan	—	38	74	47

Total stock based compensation	$2,584	$2,260	$4,643	$3,727

(1) - Relates to non-employee directors serving on the Parent Company’s Board of Directors, all of whom have been elected by the Company’s stockholders, as well as non-employee directors serving on NUAL’s Board of Directors.

Note 5. Lloyd’s Syndicate 1221

The Company’s Lloyd’s Operations included in the consolidated financial statements represents its participation in Syndicate 1221. Syndicate 1221’s stamp capacity is £215 million for the 2014 underwriting year compared to £195 million for the 2013 underwriting year. Stamp capacity is a measure of the amount of premiums a Lloyd’s syndicate is authorized to write based on a business plan approved by the Council of Lloyd’s. Syndicate 1221’s stamp capacity is expressed net of commission (Lloyd’s standard). The Syndicate 1221 premiums recorded in the Company’s financial statements are gross of commission. The Company controlled 100% of Syndicate 1221’s stamp capacity for the 2014, 2013, and 2012 underwriting years through its wholly-owned Lloyd’s corporate member.

During the first quarter, the Syndicate revised its foreign exchange accounting methodology from reporting the Syndicate’s financial position and results using three functional currencies (GBP, USD and CAD) to one functional currency (USD). The USD was chosen as the single functional currency as the majority of the Syndicate’s insurance business has been and continues to be transacted in USD. This cumulative change in re-measurement has resulted in an immaterial correction of $10.0 million ($6.6 million, after-tax) reducing Accumulated Other Comprehensive Income in the consolidated balance sheet, offset by a gain in Other Income in the consolidated statement of income. The impact of the correction is not material to the previously issued interim and annual financial statements for 2013 and 2012.

The Company provides letters of credit and posts cash to Lloyd’s to support its participation in Syndicate 1221’s stamp capacity. As of June 30, 2014, the Company had provided letters of credit of $153.2 million and has $1.0 million of cash collateral posted. If Syndicate 1221 increases its stamp capacity and the Company participates in the additional stamp capacity, or if Lloyd’s changes the capital requirements, the Company may be required to supply additional collateral acceptable to Lloyd’s. If the Company is unwilling or unable to provide additional acceptable collateral, the Company will be required to reduce its participation in the stamp capacity of Syndicate 1221. The letters of credit are provided through a credit facility with a consortium of banks which provides the Company with the ability to have letters of credit issued to support Syndicate 1221’s stamp capacity at Lloyd’s for the 2013 and 2014 underwriting years, as well as open prior years. If any letters of credit remain outstanding under the facility after December 31, 2014, the Company would be required to post additional collateral to secure the remaining letters of credit. If the credit facility is not renewed prior to December 31, 2014, the Company will need to find internal and/or external sources to provide either letters of credit or other collateral in order to continue to participate in Syndicate 1221. The credit facility is collateralized by all of the common stock of NIC. Refer to Note 10, Credit Facility, for additional information.

Note 6. Income Taxes

The Company is subject to the tax laws and regulations of the United States (“U.S.”) and the foreign countries in which it operates. The Company files a consolidated U.S. Federal tax return, which includes all domestic subsidiaries and the United Kingdom (“U.K.”) Branch. The income from the foreign operations is designated as either U.S. connected income or non-U.S. connected income. Lloyd’s is required to pay U.S. income tax on U.S. connected income written by Lloyd’s syndicates. Lloyd’s and the Internal Revenue Service (“IRS”) have entered into an agreement whereby the amount of tax due on U.S. connected income is calculated by Lloyd’s and remitted directly to the IRS. These amounts are then charged to the corporate member in proportion to its participation in the relevant syndicates. The Company’s corporate member is subject to this agreement and receives U.K. tax credits in the U.K. for any U.S. income tax incurred up to the U.K. income tax charged on the U.S. connected income. The non-U.S. connected insurance income would generally constitute taxable income under the Subpart F income section of the U.S. Internal Revenue Code (“Subpart F”) since less than 50% of Syndicate 1221’s premiums are derived within the U.K. and would therefore be subject to U.S. taxation when the Lloyd’s year of account closes. Taxes are accrued at a 35% rate on the Company’s foreign source insurance income and foreign tax credits, where available, are utilized to offset U.S. tax as permitted. The Company’s effective tax rate for Syndicate 1221 taxable income could substantially exceed 35% to the extent the Company is unable to offset U.S. taxes paid under Subpart F tax regulations with U.K. tax credits on future underwriting year distributions. U.S. taxes were not accrued on the earnings of the Company’s foreign agencies in previous years as these earnings were subject to the active financing exception and were not includable as Subpart F income. Certain provisions of Subpart F expired for years after December 31, 2013; therefore, these earnings will be taxable in the U.S. at the 35% tax rate beginning January 1, 2014. The impact of this change has been calculated and properly considered for the period ended June 30, 2014.

The Company has not provided for U.S. income taxes on approximately $20.8 million of undistributed earnings of its non-U.S. subsidiaries since it is intended that those earnings will be reinvested indefinitely in those subsidiaries. If a future determination is made that those earnings no longer are intended to be reinvested indefinitely in those subsidiaries, U.S. income taxes of approximately $2.2 million, assuming all foreign tax credits are realized, would be included in the tax provision at that time and would be payable if those earnings were distributed to the Company.

Unrecognized tax benefits are differences between tax positions taken in the tax returns and benefits recognized in the financial statements. The Company has no unrecognized tax benefits as of June 30, 2014 and 2013. The Company did not incur any interest or penalties related to unrecognized tax benefits for the three and six months ended June 30, 2014 and 2013. The Company currently is under examination by the Internal Revenue Service for taxable years 2010, 2011, and 2012 and generally is subject to U.S. Federal, state or local or foreign tax examinations by tax authorities for 2009 and subsequent years.

The Company recorded income tax expense of $8.0 million and $21.4 million for the three and six months ended June 30, 2014 compared to $6.3 million and $12.9 million for the same period in 2013, resulting in an effective tax rate of 32.2% and 32.3% for the three and six months ended June 30, 2014 and 31.1% and 31.7% for the comparable periods in 2013.

The Company had state and local deferred tax assets amounting to potential future tax benefits of $0.5 million and $0.6 million as of June 30, 2014 and December 31, 2013, respectively. Included in the deferred tax assets are state and local net operating loss carry-forwards of $0.1 million as of June 30, 2014 and December 31, 2013. A valuation allowance was established for the full amount of these potential future tax benefits due to the uncertainty associated with their realization. The Company’s state and local tax carry-forwards as of June 30, 2014 expire from 2024 to 2032.

Note 7. Senior Notes due May 1, 2016

On October 4, 2013, the Company completed a public debt offering of $265 million principal amount of 5.75% Senior Notes (“5.75% Senior Notes”) and received net proceeds of $263 million. The principal amount of the Senior Notes is payable in one single installment on October 15, 2023. The Company used a portion of the proceeds of the 5.75% Senior Notes for the redemption of the 7.0% Senior Notes due May 1, 2016 (“7.0% Senior Notes”). The Company incurred a charge of $17.9 million for the payment of call premium in connection with the redemption of the 7.0% Senior Notes. The 5.75% Senior Notes liability as of June 30, 2014 was $263.4 million. The unamortized discount as of June 30, 2014 was $1.6 million.

The fair value of the 5.75% Senior Notes as of June 30, 2014 was $291 million. The fair value was determined using quoted prices for similar instruments in active markets and is classified as Level 2 within the fair value hierarchy as defined by the accounting guidance for fair value measurements.

Interest is payable on the 5.75% Senior Notes each April 15 and October 15. The effective interest rate related to the 5.75% Senior Notes, based on the proceeds net of discount and all issuance costs, is approximately 5.86%. Interest expense on the 5.75% Senior Notes totaled $4.3 million and $8.2 million for the three and six months ended June 30, 2014, respectively. Interest expense on the 7.0% Senior Notes for the three and six months ended June 30, 2013 was approximately $2.1 million and $4.1 million, respectively.

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

The terms of the 5.75% Senior Notes contain various restrictive business and financial covenants, including a restriction on indebtedness, and other restrictions typical for debt obligations of this type, including limitations on mergers, liens and dispositions of the common stock of certain subsidiaries. As of June 30, 2014, the Company was in compliance with all such covenants.

Note 8. Commitments and Contingencies

The State of Connecticut (“the State”) awarded the Company up to $11.5 million ($8.0 million in loans and $3.5 million in grants) as an incentive to move its corporate headquarters to Stamford, Connecticut. The loan is non-interest bearing, has a term of 10 years and is subject to forgiveness under conditions of the agreement with the State. The amount of the assistance to be received is dependent on the Company reaching certain milestones for creation of new jobs over a five-year period, and the funds are to be used to offset certain equipment purchases, facility costs, training of employees and other eligible project-related costs. The Company completed the move to Stamford in September 2013 and received $7.5 million for reaching the first job milestone. Earning of the grant and forgiveness of the loan is subject to certain conditions, including maintaining the required jobs for an extended period of time. As of June 30, 2014, the length of time commitment has not been met. However, the Company expects to meet all the conditions to keep the amount of assistance received to date, and accordingly, is recognizing the assistance received over the period in which the Company recognizes the expenses for which the assistance is intended to compensate as a reduction of such expenses. The Company recognized $0.2 million and $0.5 million of the assistance for the three and six months ended June 30, 2014, respectively. As of June 30, 2014 and December 31, 2013, the Company has deferred revenue of $6.6 million and $7.2 million, respectively, which is included in other liabilities.

In the ordinary course of conducting business, the Company’s subsidiaries are involved in various legal proceedings, either indirectly as insurers for parties or directly as defendants. Most of these proceedings consist of claims litigation involving the Company’s subsidiaries as either: (a) liability insurers defending or providing indemnity for third party claims brought against insureds or (b) insurers defending first party coverage claims brought against them. The Company accounts for such activity through the establishment of unpaid loss and loss adjustment expense reserves. The Company’s management believes that the ultimate liability, if any, with respect to such ordinary-course claims litigation, after consideration of provisions made for potential losses and cost of defense, will not be material to the Company’s consolidated financial condition, results of operations, or cash flows.

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

Note 9. Investments

The following tables set forth the Company’s cash and investments as of June 30, 2014 and December 31, 2013. The table below includes other-than-temporarily impaired (“OTTI”) securities recognized within accumulated other comprehensive income (“AOCI”).

	June 30, 2014
In thousands	Fair Value	Gross Unrealized Gains	Gross Unrealized (Losses)	Cost or Amortized Cost
Fixed maturities:
U.S. Treasury bonds, agency bonds and foreign government bonds	$421,891	$4,313	$(4,339)	$421,917
States, municipalities and political subdivisions	564,782	15,833	(2,883)	551,832
Mortgage-backed and asset-backed securities:
Agency mortgage-backed securities	256,407	8,289	(1,753)	249,871
Residential mortgage obligations	60,867	1,832	(101)	59,136
Asset-backed securities	162,529	598	(381)	162,312
Commercial mortgage-backed securities	184,946	8,071	(131)	177,006

Subtotal	$664,749	$18,790	$(2,366)	$648,325
Corporate bonds	569,433	15,572	(1,159)	555,020

Total fixed maturities	$2,220,855	$54,508	$(10,747)	$2,177,094
Equity securities - common stocks	144,977	31,262	(964)	114,679
Equity securities - Preferred stocks	35,509	1,799	(23)	33,733
Short-term investments	226,237	—	—	226,237
Cash	72,604	—	—	72,604

Total	$2,700,182	$87,569	$(11,734)	$2,624,347

	December 31, 2013
In thousands	Fair Value	Gross Unrealized Gains	Gross Unrealized (Losses)	Cost or Amortized Cost
Fixed maturities:
U.S. Treasury bonds, agency bonds and foreign government bonds	$441,685	$2,854	$(8,855)	$447,686
States, municipalities and political subdivisions	460,422	9,298	(13,651)	464,775
Mortgage-backed and asset-backed securities:
Agency mortgage-backed securities	301,274	6,779	(6,016)	300,511
Residential mortgage obligations	41,755	1,212	(161)	40,704
Asset-backed securities	125,133	653	(480)	124,960
Commercial mortgage-backed securities	172,750	7,656	(374)	165,468

Subtotal	$640,912	$16,300	$(7,031)	$631,643
Corporate bonds	504,854	15,402	(3,443)	492,895

Total fixed maturities	$2,047,873	$43,854	$(32,980)	$2,036,999
Equity securities - common stocks	143,954	25,700	(550)	118,804
Short-term investments	296,250	—	—	296,250
Cash	86,509	—	—	86,509

Total	$2,574,586	$69,554	$(33,530)	$2,538,562

As of June 30, 2014 and December 31, 2013, fixed maturities for which non-credit OTTI was previously recognized and included in other accumulated comprehensive income are now in an unrealized gains position of $0.7 million and $0.5 million, respectively.

The fair value of the Company’s investment portfolio may fluctuate significantly in response to various factors such as changes in interest rates, investment quality ratings, equity prices, foreign exchange rates and credit spreads. The Company does not have the intent to sell nor is it more likely than not that it will have to sell fixed maturities in unrealized loss positions that are not other-than-temporarily impaired before recovery. For structured securities, default probability and severity assumptions differ based on property type, vintage and the stress of the collateral. The Company does not intend to sell any of these securities and it is more likely than not that the Company will not be required to sell these securities before the recovery of the amortized cost basis. For equity securities, the Company also considers its intent to hold securities as part of the process of evaluating whether a decline in fair value represents an other-than-temporary decline in value. The Company may realize investment losses to the extent its liquidity needs require the disposition of fixed maturity securities in unfavorable interest rate, liquidity or credit spread environments. Significant changes in the factors the Company considers when evaluating investments for impairment losses could result in a significant change in impairment losses reported in the consolidated financial statements.

The contractual maturity dates for fixed maturities categorized by the number of years until maturity as of June 30, 2014 are shown in the following table:

	June 30, 2014
In thousands	Fair Value	Amortized Cost
Due in one year or less	$61,556	$61,457
Due after one year through five years	751,955	737,324
Due after five years through ten years	379,451	373,226
Due after ten years	363,144	356,762
Mortgage- and asset-backed securities	664,749	648,325

Total	$2,220,855	$2,177,094

Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Due to the periodic repayment of principal, the mortgage-backed and asset-backed securities are estimated to have an effective maturity of approximately 3.9 years.

The following table shows the amount and percentage of the Company’s fixed maturities as of June 30, 2014 by S&P credit rating or, if an S&P rating is not available, the equivalent Moody’s Investor Services (“Moody’s”) rating. The table includes fixed maturities at fair value, and the total rating is the weighted average quality rating.

	June 30, 2014
In thousands	Rating	Fair Value	Percent of Total
Rating description:
Extremely strong	AAA	$396,295	18%
Very strong	AA	1,041,052	47%
Strong	A	584,921	26%
Adequate	BBB	178,196	8%
Speculative	BB & Below	16,907	1%
Not rated	NR	3,484	0%

Total	AA	$2,220,855	100%

The following table summarizes all securities in a gross unrealized loss position as of June 30, 2014 and December 31, 2013, showing the aggregate fair value and gross unrealized loss by the length of time those securities had continuously been in a gross unrealized loss position as well as the relevant number of securities.

	June 30, 2014			December 31, 2013
In thousands, except # of securities	Number of Securities	Fair Value	Gross Unrealized Loss	Number of Securities	Fair Value	Gross Unrealized Loss
Fixed maturities:
U.S. Treasury bonds, agency bonds, and foreign government bonds
0-6 months	4	$15,576	$13	27	$136,360	$1,096
7-12 months	9	22,215	171	26	149,370	7,759
> 12 months	38	154,222	4,155	—	—	—

Subtotal	51	$192,013	$4,339	53	$285,730	$8,855
States, municipalities and political subdivisions
0-6 months	17	$25,239	$158	28	$40,132	$297
7-12 months	3	3,897	59	104	205,152	12,100
> 12 months	71	155,079	2,666	6	12,357	1,254

Subtotal	91	$184,215	$2,883	138	$257,641	$13,651
Agency mortgage-backed securities
0-6 months	2	$1,778	$7	39	$39,458	$434
7-12 months	—	—	—	64	77,860	3,768
> 12 months	61	77,105	1,746	9	22,784	1,814

Subtotal	63	$78,883	$1,753	112	$140,102	$6,016
Residential mortgage obligations
0-6 months	5	$1,192	$6	3	$431	$2
7-12 months	—	—	—	7	950	29
> 12 months	16	2,504	95	15	2,467	130

Subtotal	21	$3,696	$101	25	$3,848	$161
Asset-backed securities
0-6 months	4	$20,791	$24	14	$75,887	$479
7-12 months	4	34,907	357	1	203	1
> 12 months	—	—	—	—	—	—

Subtotal	8	$55,698	$381	15	$76,090	$480
Commercial mortgage-backed securities
0-6 months	2	$1,504	$1	4	$6,712	$31
7-12 months	—	—	—	2	15,098	322
> 12 months	4	15,631	130	4	774	21

Subtotal	6	$17,135	$131	10	$22,584	$374
Corporate bonds
0-6 months	14	$67,019	$197	34	$93,591	$717
7-12 months	5	6,192	33	18	55,021	2,726
> 12 months	12	40,248	929	—	—	—

Subtotal	31	$113,459	$1,159	52	$148,612	$3,443

Total fixed maturities	271	$645,099	$10,747	405	$934,607	$32,980

Equity securities - common stocks
0-6 months	5	$13,762	$929	5	$7,387	$422
7-12 months	2	376	35	2	3,538	128
> 12 months	—	—	—	—	—	—

Total common Stocks	7	$14,138	$964	7	$10,925	$550

Equity securities - preferred stocks
0-6 months	4	$3,294	$23	—	$—	$—
7-12 months	—	—	—	—	—	—
> 12 months	—	—	—	—	—	—

Total Preferred Stocks	4	$3,294	$23	—	$—	$—

As of June 30, 2014 and December 31, 2013, the largest unrealized loss by a non-government backed issuer in the investment portfolio was $0.5 million and $1.1 million, respectively.

The Company analyzes impaired securities quarterly to determine if any are other-than-temporary. The above securities with unrealized losses have been determined to be temporarily impaired based on the evaluation described below.

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

The table below summarizes the Company’s activity related to OTTI losses for the periods indicated:

	Three Months Ended June 30,				Six Months Ended June 30,
	2014		2013		2014		2013
In thousands, except # of securities	Number of Securities	Amount	Number of Securities	Amount	Number of Securities	Amount	Number of Securities	Amount

Total OTTI losses:
Corporate and other bonds	—	$—	—	$—	—	$—	—	$—
Commercial mortgage-backed securities	—	—	—	—	—	—	—	—
Residential mortgage-backed securities	—	—	—	—	—	—	—	—
Asset-backed securities	—	—	—	—	—	—	—	—
Equities	—	—	—	—	—	—	2	42

Total	—	$—	—	$—	—	$—	2	$42

Less: Portion of loss in accumulated other comprehensive income (loss):
Corporate and other bonds		$—		$—		$—		$—
Commercial mortgage-backed securities		—		—		—		—
Residential mortgage-backed securities		—		—		—		—
Asset-backed securities		—		—		—		—
Equities		—		—		—		—

Total		$—		$—		$—		$—

Impairment losses recognized in earnings:
Corporate and other bonds		$—		$—		$—		$—
Commercial mortgage-backed securities		—		—		—		—
Residential mortgage-backed securities		—		—		—		—
Asset-backed securities		—		—		—		—
Equities		—		—		—		42

Total		$—		$—		$—		$42

The following table summarizes the cumulative amounts related to the Company’s credit loss portion of the OTTI losses on fixed maturities for the three and six months ended June 30, 2014 and 2013. The Company does not intend to sell and it is more likely than not that it will not be required to sell the securities, prior to recovery of the amortized cost basis and for which the non-credit loss portion is included in AOCI.

	Three Months Ended June 30,		Six Months Ended June 30,
In thousands	2014	2013	2014	2013
Beginning balance	$4,183	$2,362	$4,183	$2,362
Additions for credit loss impairments recognized in the current period on securities not previously impaired	—	—	—	—
Additions for credit loss impairments recognized in the current period on securities previously impaired	—	—	—	—
Reductions for credit loss impairments previously recognized on securities sold during the period	—	—	—	—

Ending balance	$4,183	$2,362	$4,183	$2,362

The following table summarizes the gross unrealized losses as of June 30, 2014 by length of time where the fair value is less than 80% of amortized cost:

	June 30, 2014
In thousands	Fixed Maturities	Equity Securities	Total
Less than three months	$—	$—	$—
Longer than three months and less than six months	—	465	465
Longer than six months and less than twelve months	—	—	—
Longer than twelve months	—	—	—

Total	$—	$465	$465

The contractual maturity dates for fixed maturities categorized by the number of years until maturity, with a gross unrealized loss as of June 30, 2014 is presented in the following table:

	June 30, 2014
	Gross Unrealized Losses		Fair Value
In thousands	Amount	Percent of Total	Amount	Percent of Total
Due in one year or less	$417	4%	$8,486	1%
Due after one year through five years	2,009	19%	157,888	25%
Due after five years through ten years	3,877	36%	182,500	28%
Due after ten years	2,078	19%	140,813	22%
Mortgage- and asset-backed securities	2,366	22%	155,412	24%

Total	$10,747	100%	$645,099	100%

The Company’s net investment income was derived from the following sources:

	Three Months Ended June 30,		Six Months Ended June 30,
In thousands	2014	2013	2014	2013
Fixed maturities	$14,188	$13,578	$28,142	$26,743
Equity securities	1,971	1,257	5,204	2,288
Short-term investments	242	198	459	388

Total investment income	$16,401	$15,033	$33,805	$29,419
Investment expenses	(753)	(787)	(1,547)	(1,516)

Net investment income	$15,648	$14,246	$32,258	$27,903

The change in net unrealized gains and losses, inclusive of the change in the non-credit portion of other-than-temporary impairment losses, consisted of:

	Six Months Ended June 30,
In thousands	2014	2013
Fixed maturities	$32,887	$(67,769)
Equity securities	6,924	7,035

Gross unrealized gains (losses)	$39,811	$(60,734)
Deferred income tax	13,758	(21,264)

Change in net unrealized gains (losses), net	$26,053	$(39,470)

Realized gains and losses, excluding net OTTI losses recognized in earnings, for the periods indicated were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
In thousands	2014	2013	2014	2013
Fixed maturities:
Gains	$3,113	$1,730	$4,979	$4,936
Losses	(56)	(73)	(2,106)	(383)

Fixed maturities, net	$3,057	$1,657	$2,873	$4,553
Equity securities:
Gains	$1,416	$1,815	$3,336	$3,733
Losses	—	(127)	(903)	(127)

Equity securities, net	$1,416	$1,688	$2,433	$3,606

Net realized gains (losses)	$4,473	$3,345	$5,306	$8,159

The following tables present, for each of the fair value hierarchy levels as defined by the accounting guidance for fair value measurements and described below, the Company’s fixed maturities and equity securities by asset class that are measured at fair value on a recurring basis as of June 30, 2014 and December 31, 2013:

	June 30, 2014
In thousands	Level 1	Level 2	Level 3	Total
Fixed maturities:
U.S. Treasury bonds, agency bonds and foreign government bonds	$214,454	$207,437	$—	$421,891
States, municipalities and political subdivisions	—	564,782	—	564,782
Mortgage-backed and asset-backed securities: Agency mortgage-backed securities	—	256,407	—	— 256,407
Residential mortgage obligations	—	60,867	—	60,867
Asset-backed securities	—	162,529	—	162,529
Commercial mortgage-backed securities	—	184,946	—	184,946

Subtotal	$—	$664,749	$—	$664,749
Corporate bonds	—	569,433	—	569,433

Total fixed maturities	$214,454	$2,006,401	$—	$2,220,855
Equity securities - common stocks	144,977	—	—	144,977
Equity securities - preferred stocks		35,509		35,509

Total	$359,431	$2,041,910	$—	$2,401,341

	December 31, 2013
In thousands	Level 1	Level 2	Level 3	Total
Fixed maturities:
U.S. Treasury bonds, agency bonds and foreign government bonds	$242,379	$199,306	$—	$441,685
States, municipalities and political subdivisions	—	460,422	—	460,422
Mortgage-backed and asset-backed securities:
Agency mortgage-backed securities	—	301,274	—	301,274
Residential mortgage obligations	—	41,755	—	41,755
Asset-backed securities	—	125,133	—	125,133
Commercial mortgage-backed securities	—	172,750	—	172,750

Subtotal	$—	$640,912	$—	$640,912
Corporate bonds	—	500,447	4,407	504,854

Total fixed maturities	$242,379	$1,801,087	$4,407	$2,047,873
Equity securities—common stocks	143,954	—	—	143,954

Total	$386,333	$1,801,087	$4,407	$2,191,827

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

The Company did not have any significant transfers between Level 1 and 2 as of June 30, 2014 and June 30, 2013.

The following tables present a reconciliation of the beginning and ending balances of all investments measured at fair value using Level 3 inputs during the six months ended June 30, 2014.

	Six Months Ended June 30, 2014
In thousands	Beginning Balance	Realized Gains (Losses)	Unrealized Gains (Losses)	Purchases	Sales	Settlements	Transfers into Level 3	Transfers out of Level 3	Ending Balance
Assets:
Corporate Bonds	$4,407	$—	$—	$—	$—	$—	$—	$(4,407)	$—

Total assets	$4,407	$—	$—	$—	$—	$—	$—	$(4,407)	$—

As of June 30, 2013 and 2014, the Company did not have any Level 3 assets. During 2014 one security was transferred from Level 3 to Level 2 as the Company was able to obtain a valuation in which all significant inputs to the model are observable in active markets.

As of June 30, 2014 and December 31, 2013, the Company did not have a concentration of greater than 5% of invested assets in a single non-U.S. government-backed issuer.

Note 10. Credit Facility

On November 22, 2012, the Company entered into a $165 million credit facility agreement with ING Bank N.V., London Branch, individually and as Administrative Agent, and a syndicate of lenders. The new credit facility amended and restated a $165 million letter of credit facility entered into by the parties on March 28, 2011. The credit facility, which is denominated in U.S. dollars, is utilized to fund participation in Syndicate 1221 through letters of credit for the 2014 and 2013 underwriting years, as well as open prior years. The letters of credit issued under the facility can be denominated in British pounds and their aggregate face amount will fluctuate based on exchange rates. If any letters of credit remain outstanding under the facility after December 31, 2014, the Company would be required to post additional collateral to secure the remaining letters of credit. As of June 30, 2014, letters of credit with an aggregate face amount of $153.2 million were outstanding under the credit facility and the Company had $1.0 million of cash collateral posted.

This credit facility contains customary covenants for facilities of this type, including restrictions on indebtedness and liens, limitations on mergers, dividends and the sale of assets, and requirements as to maintaining certain consolidated tangible net worth, statutory surplus and other financial ratios. The credit facility also provides for customary events of default, including failure to pay principal, interest or fees when due, failure to comply with covenants, any representation or warranty made by the Company being false in any material respect, default under certain other indebtedness, certain insolvency or receivership events affecting the Company and its subsidiaries, the occurrence of certain material judgments, or a change in control of the Company. The letter of credit facility is secured by a pledge of the stock of certain insurance subsidiaries of the Company. To the extent the aggregate face amount issued under the credit facility exceeds the commitment amount, the Company is required to post collateral with the lead bank of the consortium. The Company was in compliance with all covenants under the credit facility as of June 30, 2014.

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

Navigators Management Company (“NMC”) and Navigators Management (UK) Limited (“NMUKL”) manage and service insurance and reinsurance for Navigators Insurance Company (“NIC”), which includes a United Kingdom Branch (“U.K. Branch”), and Navigators Specialty Insurance Company (“NSIC”), which underwrites specialty and professional liability insurance on an excess and surplus lines basis. All of the insurance business written by NSIC is fully reinsured by NIC pursuant to a 100% quota share reinsurance agreement.

Navigators Underwriting Agency Ltd. (“NUAL”), a Lloyd’s of London (“Lloyd’s”) underwriting agency manages Syndicate 1221. Through our participation in Syndicate 1221, we primarily underwrite marine and related lines of business along with offshore energy, construction coverage for onshore energy businesses, specialty assumed reinsurance, and professional liability insurance. We have controlled 100% of Syndicate 1221’s stamp capacity for the 2014, 2013, and 2012 underwriting years through our wholly-owned subsidiary, Navigators Corporate Underwriters Ltd. (“NCUL”), which is referred to as a corporate name in the Lloyd’s market. In addition, we have also established underwriting agencies in Antwerp, Belgium, Stockholm, Sweden, and Copenhagen, Denmark, which underwrite risks pursuant to binding authorities with NUAL into Syndicate 1221.

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

The Lloyd’s Operations are primarily engaged in underwriting marine and related lines of business along with offshore energy, construction coverages for onshore energy business, specialty assumed reinsurance, and professional liability insurance at Lloyd’s through Syndicate 1221.

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

We have significant natural catastrophe exposures throughout the world. We estimate that our largest exposure to loss from a single natural catastrophe event comes from a hurricane on the east coast of the United States. As of June 30, 2014, we estimate that our probable maximum pre-tax gross and net loss exposure from such a hurricane event would be approximately $86.4 million and $35.3 million, respectively, including the cost of reinsurance reinstatement premiums (“RRPs”).

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

CRITICAL ACCOUNTING ESTIMATES

The Company’s Annual Report on Form 10-K for the year ended December 31, 2013 discloses our critical accounting estimates (refer to Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Estimates). Certain estimates are critical to the portrayal of our financial condition and results since they require management to establish estimates based on complex and subject judgments, including those related to our estimates of losses and loss adjustment expenses (“LAE”) (including losses that have occurred but were not reported to us by the financial reporting date), reinsurance recoverables, written and unearned premium, the recoverability of deferred tax assets, the impairment of investment securities and accounting for Lloyd’s results.

RESULTS OF OPERATIONS

The following is a discussion and analysis of our consolidated and segment results of operations for the three and six months ended June 30, 2014 and 2013. Our financial results are presented on the basis of U.S. GAAP. However, in presenting our financial results, we discuss our performance with reference to operating earnings, book value per share, underwriting profit or loss, and the combined ratio, all of which are non-GAAP financial measures of performance and/or underwriting profitability. Operating earnings is calculated as net income less after-tax net realized gains (losses), net OTTI losses recognized in earnings, and after-tax foreign exchange gains and losses resulting from foreign currency transactions (transactions denominated in a currency other than the entity’s functional currency) and translation adjustments (translation of foreign currency denominated assets and liabilities into the entity’s functional currency). Book value per share is calculated by dividing stockholders’ equity by the number of outstanding shares at any period end. Underwriting profit or loss is calculated from net earned premiums, less the sum of net losses and LAE, commission expenses, other operating expenses and other underwriting income (expense). The combined ratio is derived by dividing the sum of net losses and LAE, commission expenses, other operating expenses and other underwriting income (expense) by net earned premiums. A combined ratio of less than 100% indicates an underwriting profit and greater than 100% indicates an underwriting loss. We consider such measures, which may be defined differently by other companies, to be important in the understanding of our overall results of operations by highlighting the underlying profitability of our insurance business.

Summary of Consolidated Results

The following table presents a summary of our consolidated financial results for the three and six months ended June 30, 2014 and 2013:

	Three Months Ended June 30,		Six Months Ended June 30,		Percentage Change
In thousands, except for per share amounts	2014	2013	2014	2013	QTD	YTD
Gross written premiums	$348,795	$332,128	$771,585	$725,350	5.0%	6.4%
Net written premiums	231,864	198,469	543,714	467,921	16.8%	16.2%
Total revenues	249,540	222,490	502,654	443,865	12.2%	13.2%
Total expenses	224,681	202,269	436,473	403,091	11.1%	8.3%

Pre-tax income (loss)	$24,859	$20,221	$66,181	$40,774	22.9%	62.3%
Provision (benefit) for income taxes	7,998	6,284	21,352	12,927	27.3%	65.2%

Net income (loss)	$16,861	$13,937	$44,829	$27,847	21.0%	61.0%

Net income (loss) per common share:
Basic	$1.18	$0.99	$3.15	$1.97
Diluted	$1.17	$0.97	$3.11	$1.93

Net income for the three months ended June 30, 2014 was $16.9 million or $1.17 per diluted share compared to $13.9 million or $0.97 per diluted share for the three months ended June 30, 2013. Operating earnings for the three months ended June 30, 2014 were $15.0 million or $1.04 per diluted share compared to $11.8 million or $0.82 per diluted share for the comparable period in 2013. In comparison to net income, our operating earnings for the three months ended June 30, 2014 excluded after-tax net realized foreign exchange losses of $1.0 million and after-tax net realized gains of $2.9 million. For the three months ended June 30, 2013, operating earnings excluded after-tax net realized gains of $2.2 million. The increase in our operating earnings was largely attributable to stronger underwriting results from our Insurance Companies partially offset by a reduction in underwriting results from our Lloyd’s Operations.

Net income for the six months ended June 30, 2014 was $44.8 million or $3.11 per diluted share compared to $27.8 million or $1.93 per diluted share for the six months ended June 30, 2013. Operating earnings for the six months ended June 30, 2014 were $35.9 million or $2.49 per diluted share compared to $22.6 million or $1.56 per diluted share for the comparable period in 2013. In comparison to net income, our operating earnings for the six months ended June 30, 2014 excluded net after-tax foreign exchange gains of $5.5 million, $6.6 million of which was driven by a one-time change in the functional currency of our Lloyd’s Operations, and after-tax net realized gains of $3.5 million. For the six months ended June 30, 2013, operating earnings excluded after-tax net realized gains of $5.3 million and other-than-temporary impairment losses of $0.03 million. The increase in our operating earnings was largely attributable to stronger underwriting results from our Insurance Companies offset by a reduction in underwriting results from our Lloyd’s Operations.

Our book value per share as of June 30, 2014 was $68.16, increasing 7.3% from $63.54 as of December 31, 2013. The growth in our book value per share is driven by stronger underwriting results from our Insurance Companies, as well as an increase in our unrealized gains on our investment portfolio primarily from longer dated fixed income securities and equities, offset by a reduction in underwriting results for our Lloyd’s Operations. Our consolidated stockholders’ equity increased 7.7% to $972.1 million as of June 30, 2014 compared to $902.2 million as of December 31, 2013.

Cash flow from operations was $78.1 million for the six months ended June 30, 2014 compared to $48.5 million for the comparable period in 2013. The increase in cash flow from operations for 2014 is largely attributable to a reduction in losses paid as well as the continued improvement of collections of premiums receivable, offset by increased net payments to reinsurers.

The following table presents our consolidated underwriting results and provides a reconciliation of our underwriting profit or loss to GAAP net income or loss for the three and six months ended June 30, 2014 and 2013:

	Three Months Ended June 30,		Six Months Ended June 30,		Percentage Change
In thousands	2014	2013	2014	2013	QTD	YTD
Gross written premiums	$348,795	$332,128	$771,585	$725,350	5.0%	6.4%
Net written premiums	231,864	198,469	543,714	467,921	16.8%	16.2%
Net earned premiums	231,084	205,814	456,356	408,142	12.3%	11.8%
Net losses and loss adjustment expenses	(140,220)	(131,148)	(275,287)	(262,490)	6.9%	4.9%
Commission expenses	(32,150)	(28,391)	(57,877)	(54,946)	13.2%	5.3%
Other operating expenses	(47,992)	(40,678)	(95,138)	(81,552)	18.0%	16.7%
Other underwriting income (expenses)	235	(915)	390	(297)	NM	NM

Underwriting profit (loss)	$10,957	$4,682	$28,444	$8,857	134.0%	NM
Net investment income	15,648	14,246	32,258	27,903	9.8%	15.6%
Net other-than-temporary impairment losses recognized in earnings	—	—	—	(42)	NM	NM
Net realized gains (losses)	4,473	3,345	5,306	8,159	33.7%	-35.0%
Interest expense	(4,319)	(2,052)	(8,171)	(4,103)	110.5%	99.1%
Other income	(1,900)		8,344		NM	NM

Income (loss) before income taxes	$24,859	$20,221	$66,181	$40,774	22.9%	62.3%
Income tax expense (benefit)	7,998	6,284	21,352	12,927	27.3%	65.2%

Net income (loss)	$16,861	$13,937	$44,829	$27,847	21.0%	61.0%

Losses and loss adjustment expenses ratio	60.7%	63.7%	60.3%	64.3%
Commission expense ratio	13.9%	13.8%	12.7%	13.5%
Other operating expense ratio (1)	20.7%	20.2%	20.8%	20.0%

Combined ratio	95.3%	97.7%	93.8%	97.8%

(1) - Includes Other operating expenses & Other underwriting income (expense)

NM - Percentage change not meaningful

The combined ratio for the three months ended June 30, 2014 was 95.3% compared to 97.7% for the same period in 2013. Our underwriting profit increased by $6.3 million to $11.0 million for the three months ended June 30, 2014 compared to $4.7 million for the same period in 2013.

Our underwriting profit for the three months ended June 30, 2014 is due to strong underwriting results from our Insurance Companies driven by $8.1 million of underwriting profit from our Marine business in connection with favorable loss emergence across certain key product lines, as well as $4.7 million of underwriting profit from our D&O business due to recovery of prior period losses coming from settlement of a contract dispute with a former third party administrator. In addition, our underwriting profit is partially offset by an $8.9 million net loss, inclusive of $3.9 million of RRPs, related to a Marine Liability loss in our Lloyd’s Operations which involved the sinking of a vessel in South Korean waters, as well as other unfavorable RRP adjustments for both our Insurance Companies and Lloyd’s Operations of $2.7 million, including $1.3 million relating to the grounding of the cruise ship Costa Concordia off the coast of Italy.

Our underwriting results for the three months ended June 30, 2013 included $4.5 million of underwriting profit from our Lloyd’s Operations due to continued favorable loss emergence for underwriting years (“UYs”) 2011 and prior. Our underwriting results also included a slight underwriting profit from our Insurance Companies, inclusive of $2.0 million of underwriting profit from our Excess Casualty and Primary Casualty businesses due in part to strong production attributable to the expansion of those underwriting teams and the dislocation of certain competitors, mostly offset by a net underwriting loss of $1.9 million from our Management Liability (“D&O”) and Errors & Omissions (“E&O”) business driven by net prior period reserve strengthening for UYs 2010 and prior.

The combined ratio for the six months ended June 30, 2014 was 93.8% compared to 97.8% for the same period in 2013. Our underwriting profit increased by $19.6 million to $28.4 million for the six months ended June 30, 2014 compared to $8.9 million for the same period in 2013.

Our underwriting profit for the six months ended June 30, 2014 is due to strong underwriting results for our Insurance Companies and Lloyd’s Operations. Our Insurance Companies reported an underwriting profit of $23.3 million inclusive of $13.0 million of underwriting profit from our Marine business due to growth as well as favorable loss emergence from prior accident years, as well as $5.1 million of underwriting profit from our D&O business due in part to recovery of prior period losses coming from settlement of a contract dispute with a former third party administrator. In addition, our Assumed Reinsurance business reported $4.5 million underwriting profit driven by strong production from Latin America. Our Lloyd’s Operations reported an underwriting profit of $5.2 million which includes an underwriting profit of $4.7 million from Property Casualty driven by favorable claim experience coming from lack of catastrophes in the current accident year, and to a lesser extent profit commission recognized on our proportional reinsurance treaty. Our Lloyd’s Operations reported an underwriting profit of $2.9 million from Professional Liability driven by favorable loss emergence. Underwriting profit for our Lloyd’s Operations is partially offset by an $8.9 million net loss, inclusive of $3.9 million of RRPs, related to a Marine Liability loss which involved the sinking of a vessel in South Korean waters, as well as other unfavorable RRP adjustments for both our Insurance Companies and Lloyd’s Operations of $3.6 million, including $1.3 million relating to the grounding of the cruise ship Costa Concordia off the coast of Italy.

Our underwriting results for the six months ended June 30, 2013 included $8.5 million of underwriting profit from our Lloyd’s Operations due to continued favorable loss emergence for UYs 2011 and prior. Our underwriting results also included a slight underwriting profit from our Insurance Companies, inclusive of $6.4 million of underwriting profit from our Excess Casualty and Primary Casualty businesses due in part to strong production attributable to the expansion of those underwriting teams and the dislocation of certain competitors, mostly offset by a net underwriting loss of $5.5 million from our D&O business driven by net prior period reserve strengthening from UYs 2010 and prior.

Revenues

Gross Written Premiums

The following tables set forth our gross written premiums, net written premiums and net earned premiums by segment and line of business for the three and six months ended June 30, 2014 and 2013.

	Three Months Ended June 30,
	2014				2013
In thousands	Gross Written Premiums	%	Net Written Premiums	Net Earned Premiums	Gross Written Premiums	%	Net Written Premiums	Net Earned Premiums
Insurance Companies:
Marine	$48,119	14%	$35,357	$31,752	$43,077	13%	$27,366	$31,798
Property Casualty	168,597	48%	119,633	124,695	152,095	46%	90,711	99,477
Professional Liability	27,013	8%	19,051	21,965	33,393	10%	25,303	25,272

Insurance Companies Total	$243,729	70%	$174,041	$178,412	$228,565	69%	$143,380	$156,547

Lloyd’s Operations:
Marine	$46,005	13%	$29,562	$32,213	$45,893	14%	$34,060	$34,623
Property Casualty	37,162	11%	14,392	11,463	41,217	12%	12,181	8,562
Professional Liability	21,899	6%	13,869	8,996	16,453	5%	8,848	6,082

Lloyd’s Operations Total	$105,066	30%	$57,823	$52,672	$103,563	31%	$55,089	$49,267

Total	$348,795	100%	$231,864	$231,084	$332,128	100%	$198,469	$205,814

	Six Months Ended June 30,
	2014				2013
In thousands	Gross Written Premiums	%	Net Written Premiums	Net Earned Premiums	Gross Written Premiums	%	Net Written Premiums	Net Earned Premiums
Insurance Companies
Marine	$100,352	13%	$76,481	$64,512	$93,924	13%	$68,507	$68,523
Property Casualty	397,953	52%	291,994	235,521	371,059	51%	240,662	192,195
Professional Liability	57,222	7%	39,517	44,263	65,210	9%	50,530	50,160

Total Insurance Companies	$555,527	72%	$407,992	$344,296	$530,193	73%	$359,699	$310,878

Lloyd’s Operations
Marine	$108,962	14%	$81,693	$71,100	$99,537	14%	$73,618	$68,668
Property Casualty	70,241	9%	30,926	24,421	66,275	9%	19,493	16,441
Professional Liability	36,855	5%	23,103	16,539	29,345	4%	15,111	12,155

Total Lloyd’s Operations	$216,058	28%	$135,722	$112,060	$195,157	27%	$108,222	$97,264

Total	$771,585	100%	$543,714	$456,356	$725,350	100%	$467,921	$408,142

Gross written premiums increased $16.7 million, or 5.0%, to $348.8 million for the three months ended June 30, 2014 compared to $332.1 million for the same period in 2013. The increase in gross written premium is primarily driven by growth from our Insurance Companies Primary Casualty division in connection with new business as well as an increase in renewal premium. The increase is also driven by strong production from our Environmental Liability division and growth in new business and increased renewal premium from our Excess Casualty division. In addition, the Insurance Companies Marine gross written premiums increased due to new business growth, as well as the timing of specific policy renewals written on an eighteen month cycle. Gross written premium decreased for the Insurance Companies Professional Liability division due to our decision to exit the small lawyers professional liability E&O business in the fourth quarter of 2013, as well as decreased renewals on our real estate agents liability product line. In addition, we have experienced growth from our Professional Liability business across all product lines written by our Lloyd’s Operations, offset by a reduction in Property Casualty business due to tough market conditions and an unfavorable rating environment.

Average renewal premium rates for our Insurance Companies segment for the three months ended June 30, 2014 increased 0.6% as compared to the same period in 2013 across all of our businesses within each segment. Our Insurance Companies Marine business has realized a 2.3% average increase in rates across all significant product lines. Our Insurance Companies Property Casualty business realized a 0.5% increase in rates that is mostly driven by a 2.4% increase for the Excess Casualty division and a 1.3% increase in the Primary Casualty division, partially offset by a 9.2% decrease from our Energy & Engineering division. Our Insurance Companies Professional Liability business has experienced an overall decrease in its renewal rates of 2.1%, inclusive of a 3.3% decrease in D&O. For the three months ended June 30, 2014, average renewal premium rates for our Lloyd’s Operations decreased 2.4% compared to the same period in 2013, driven by a 0.9% increase from Lloyd’s Marine, offset by decreases of 4.7% and 5.0% for Lloyd’s Property Casualty and Lloyd’s Professional Liability, respectively.

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

Gross written premiums increased $46.2 million, or 6.4%, to $771.6 million for the six months ended June 30, 2014 compared to $725.4 million for the same period in 2013. The Insurance Companies Property Casualty gross written premiums for the six months ended June 30, 2014 increased primarily due to growth from our Primary Casualty division in connection with new business, as well as an increase in renewal premium. In addition, the increase is also driven by strong production from our Environmental Liability division. The Insurance Companies Marine gross written premiums increased primarily due to new business growth, as well as the timing of specific policy renewals written on an eighteen month cycle. Gross written premiums decreased for the Insurance Companies Professional Liability division due to our decision to exit the small lawyers professional liability E&O business in the fourth quarter of 2013, as well as a decrease in renewal premium on our real estate agents liability product line. The Lloyd’s Operations gross written premiums for the six months ended June 30, 2014 increased due to growth from our Assumed Reinsurance business, specifically new business growth from Marine Excess-of-Loss Assumed Reinsurance, coupled with growth from Professional Liability lines as a result of new business growth.

Average renewal premium rates for our Insurance Companies segment for the six months ended June 30, 2014 increased 1.2% as compared to the same period in 2013, driven by a 2.8% increase for Marine and a 1.0% increase for Property Casualty, offset by a 0.5% decrease in Professional Liability. Average renewal premium rates for our Lloyd’s Operations for the six months ended June 30, 2014 decreased 0.6% as compared to the same period in 2013, driven by a 2.3% increase for Marine, offset by a 3.8% and 4.1% decrease for Property Casualty and Professional Liability, respectively.

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

For the three and six months ended June 30, 2014, we reported approximately $6.6 million and $7.6 million of RRPs and for the three and six months ended June 30, 2013, we incurred $4.3 million and $5.0 million of RRPs. In all periods, RRPs were primarily driven by large losses from our Marine business.

The following table sets forth our ceded written premiums by segment and line of business for the three and six months ended June 30, 2014 and 2013:

	Three Months Ended June 30,				Six Months Ended June 30,
	2014		2013		2014		2013
In thousands	Ceded Written Premiums	% of Gross Written Premiums	Ceded Written Premiums	% of Gross Written Premiums	Ceded Written Premiums	% of Gross Written Premiums	Ceded Written Premiums	% of Gross Written Premiums
Insurance Companies
Marine	$12,762	27%	$15,711	36%	$23,871	24%	$25,417	27%
Property Casualty	48,964	29%	61,384	40%	105,959	27%	130,397	35%
Professional Liability	7,962	29%	8,090	24%	17,705	31%	14,680	23%

Total Insurance Companies	$69,688	29%	$85,185	37%	$147,535	27%	$170,494	32%

Lloyd’s Operations
Marine	$16,443	36%	$11,833	26%	$27,269	25%	$25,919	26%
Property Casualty	22,770	61%	29,036	70%	39,315	56%	46,782	71%
Professional Liability	8,030	37%	7,605	46%	13,752	37%	14,234	49%

Total Lloyd’s Operations	$47,243	45%	$48,474	47%	$80,336	37%	$86,935	45%

Total	$116,931	34%	$133,659	40%	$227,871	30%	$257,429	35%

Overall, the percentage of total ceded written premiums to total gross written premiums for the three months ended June 30, 2014 decreased by 6% compared to the same period in 2013. For the six months ended June 30, 2014, the percentage decreased by 5% compared to the same period in 2013. These decreases are indicative of key changes to our reinsurance program and mix of business.

Both quarter and year to date, the decrease in the percentage for our Insurance Companies total ceded written premium is due to a change in the Property Casualty reinsurance program supporting certain casualty risks. Effective in the first quarter 2014, we increased our retention through a new program combining a reduced level of proportional reinsurance combined with an excess-of-loss cover. Year to date, the decrease in the Property Casualty line is also the result of a higher retention on our NavTech business as a result of a change in our offshore energy quota share program. The decrease in the Marine percentage is the result of a higher retention on our Marine quota share programs compared to the prior year, slightly offset by RRPs incurred, as mentioned above. The increase in the percentage of our Insurance Companies Professional Liability business is due to an additional contract for proportional reinsurance, signed in the fourth quarter of 2013, allowing us to cede 100% of our small lawyers’ professional liability E&O business to the carrier that has assumed the renewal rights, indicative of our decision to exit this business.

Both quarter and year to date, the decrease in the percentage of our Lloyd’s total ceded written premium is due to a change in the mix of business. This is driven by the growth of our Assumed Reinsurance business which includes new business growth from our Latin American Assumed Reinsurance business and our Property Treaty business, reported through Lloyd’s Property Casualty. Additionally, the decrease in the Lloyd’s Professional Liability business is driven by a reduction in the use of proportional reinsurance for our Management Liability product lines. The decreases seen in the Lloyd’s Property Casualty and Professional Liability businesses are offset by an increase in the Lloyd’s Marine business due to RRPs incurred in the second quarter of $5.2 million primarily driven by large losses from our Marine business.

Net Written Premiums

Net written premiums increased 16.8% for the three months ended June 30, 2014 compared to the same period in 2013. Net written premiums increased 16.2% for the six months ended June 30, 2014 compared to the same period in 2013. The increase in both periods is due to the mix of business coupled with certain changes in our reinsurance program that have increased our retention, as described above.

Net Earned Premiums

Net earned premiums increased 12.3% and 11.8% for the three and six months ended June 30, 2014 compared to the same periods in 2013, due to the recent growth of our business over the past twelve months, which includes significant new business from our Excess and Primary Casualty divisions, which continue to grow due to the dislocation of certain competitors. To a lesser extent, the increase is also driven by the recent expansion of our Assumed Reinsurance and Professional Liability business written by our Lloyd’s Operations. The RRPs incurred in the quarter have offset some of the growth in our Marine business.

Net Investment Income

Our net investment income was derived from the following sources:

	Three Months Ended June 30		Six Months Ended June 30		Percentage Change
In thousands	2014	2013	2014	2013	QTD	YTD
Fixed maturities	$14,188	$13,578	$28,142	$26,743	4.5%	5.2%
Equity securities	1,971	1,257	5,204	2,288	56.8%	127.4%
Short-term investments	242	198	459	388	22.2%	18.3%

Total investment income	$16,401	$15,033	$33,805	$29,419	9.1%	14.9%
Investment expenses	(753)	(787)	(1,547)	(1,516)	-4.3%	2.0%

Net investment income	$15,648	$14,246	$32,258	$27,903	9.8%	15.6%

The increase in total investment income for the three and six months ended June 30, 2014 was primarily due to growth of invested assets, as well as a $1.6 million one time special dividend received in the first quarter in the equity portfolio. The annualized pre-tax investment yield, excluding net realized gains and losses and net other-than-temporary impairment (“OTTI”) losses recognized in earnings, was 2.5% and 2.6% for the three and six months ended June 30, 2014 compared to 2.4% for both comparable periods in 2013, respectively. Excluding the impact of the one- time special dividend, the pre-tax investment yield for the six months ended June 30, 2014 was 2.5%.

The portfolio duration was 3.8 years and 4.0 years for the six months ended June 30, 2014 and 2013, respectively.

Other-Than-Temporary Impairment Losses Recognized In Earnings

The Company did not have any OTTI losses for the three and six months ended June 30, 2014. There were no OTTI losses for the three months ended June 30, 2013. OTTI losses for the six months ended June 30, 2013 primarily consisted of $0.04 million for equity securities which were previously impaired.

Net Realized Gains and Losses

Realized gains and losses, excluding net OTTI losses recognized in earnings, for the periods indicated were as follows:

	Three Months Ended June 30		Six Months Ended June 30		Percentage Change
In thousands	2014	2013	2014	2013	QTD	YTD
Fixed maturities:
Gains	$3,113	$1,730	$4,979	$4,936	79.9%	0.9%
Losses	(56)	(73)	(2,106)	(383)	-23.3%	NM

Fixed maturities, net	$3,057	$1,657	$2,873	$4,553	84.5%	-36.9%

Equity securities:
Gains	$1,416	$1,815	$3,336	$3,733	-22.0%	-10.6%
Losses	—	(127)	(903)	(127)	NM	NM

Equity securities, net	$1,416	$1,688	$2,433	$3,606	-16.1%	-32.5%

Net realized gains (losses)	$4,473	$3,345	$5,306	$8,159	33.7%	-35.0%

NM - Percentage change not meaningful

Net realized gains and losses are generated as part of the normal ongoing management of our investment portfolio. Net realized gains of $4.5 million and $5.3 million for the three and six months ended June 30, 2014 are primarily due to the sale of corporate bonds and equity securities. Net realized gains of $3.3 million and $8.2 million for the three and six months ended June 30, 2013 are due to the sale of municipal bonds, commercial mortgage backed securities and equity securities.

Other Income (Expense)

Other income (expense) includes the net of all gains and losses resulting from foreign currency transactions (transactions denominated in a currency other than the entity’s functional currency), commission income, and inspection fees related to our specialty insurance business. Total other expense was $1.7 million and total other income was $8.7 million for the three and six months ended June 30, 2014 as compared to total expense of $0.9 million and $0.3 million for the three and six months ended June 30, 2013, respectively. The other expense in the quarter is primarily driven by a foreign exchange loss due to the movement of the British Pound and Canadian Dollar against the US Dollar in the quarter. The other income for the six months ended June 30, 2014 is primarily driven by a $10.0 million foreign currency transaction gain in the first quarter in connection with a change in the functional currency of our Lloyd’s Operations, offset by the currency translation loss recognized in the second quarter.

Expenses

Net Losses and Loss Adjustment Expenses

The ratio of net losses and LAE to net earned premiums (“loss ratios”) for the three and six months ended June 30, 2014 and 2013 is presented in the following table:

	Three Months Ended June 30		Six Months Ended June 30
Net Loss and LAE Ratio	2014	2013	2014	2013
Net Loss and LAE Payments	44.9%	62.3%	44.7%	58.5%
Change in reserves	24.7%	0.4%	20.1%	4.3%

Subtotal - current year loss ratio	69.6%	62.7%	64.8%	62.8%
Prior year deficiencies (redundancies)	-8.9%	1.0%	-4.5%	1.5%

Net loss and LAE ratio	60.7%	63.7%	60.3%	64.3%

The increase in the current accident year loss ratio, as presented above, is driven by large loss activity from our Insurance Companies and Lloyd’s Marine business, as well as by mix of business and loss trends.

The segment and line of business breakdown of the net loss and LAE ratios for the three and six months ended June 30, 2014 and 2013 are as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2014	2013	2014	2013
Insurance Companies:
Marine	35.2%	54.4%	44.3%	59.4%
Property Casualty	70.1%	71.1%	69.0%	68.7%
Professional Liability	45.2%	73.7%	53.8%	81.7%

Total Insurance Companies	60.8%	68.1%	62.4%	68.7%
Lloyd’s Operations:
Marine	75.2%	52.6%	61.4%	54.0%
Property Casualty	44.7%	79.4%	39.9%	45.9%
Professional Liability	26.4%	-8.8%	42.1%	34.9%

Total Lloyd’s Operations	60.2%	49.7%	53.9%	50.2%

Net loss and LAE ratio	60.7%	63.7%	60.3%	64.3%

The changes in the net loss and LAE ratios by reportable segment and line of business, as presented above, are primarily driven by prior year reserve strengthening or releases, as discussed below, and to a lesser extent changes in our mix of business. Improvement in the Lloyd’s Operations Property Casualty loss ratio is driven by lack of catastrophes for both the three and six months ended June 3, 2014, as well as a lack of large claims as compared to the three months ended June 30, 2013. Our Insurance Companies Marine business includes $7.8 million of large loss activity from P&I and Craft and our Lloyd’s Marine business includes $5.0 million from a Marine Liability loss which involved the sinking of a vessel in South Korean waters.

Prior Year Reserve Strengthening (Releases)

The relevant factors that may have a significant impact on the establishment and adjustment of losses and LAE reserves can vary by line of business and from period to period. As part of our regular review of prior reserves, management, in consultation with our actuaries, may determine, based on their judgment that certain assumptions made in the reserving process in prior year periods may need to be revised to reflect updated data and new information. Based on their reserve analyses, management may make corresponding reserve adjustments.

The segment and line of business breakdowns of prior period net reserve strengthening (releases) for the three and six months ended June 30, 2014 and 2013 are as follows:

	Three Months Ended June 30		Six Months Ended June 30
In thousands	2014	2013	2014	2013
Insurance Companies
Marine	$(16,904)	$(2,469)	$(18,845)	$(1,276)
Property Casualty	7,102	7,311	9,300	7,155
Professional Liability	(4,050)	2,905	(3,759)	9,598

Total Insurance Companies	$(13,852)	$7,747	$(13,304)	$15,477
Lloyd’s Operations
Marine	$(4,000)	$(1,352)	$(4,586)	$(2,979)
Property Casualty	—	361	—	(1,669)
Professional Liability	(2,663)	(4,843)	(2,663)	(4,833)

Total Lloyd’s Operations	$(6,663)	$(5,834)	$(7,249)	$(9,481)

Total strengthening (releases)	$(20,515)	$1,913	$(20,553)	$5,996

The following is a discussion of relevant factors related to the net prior period reserve releases recorded for the three months ended June 30, 2014:

Our Insurance Companies recorded $13.9 million of net prior year reserve releases primarily driven by $16.9 million recorded in our Marine business in connection with favorable loss emergence across certain product lines, specifically $4.4 million from both Inland Marine and Craft, as well as $2.0 million from Marine Liability. Additionally, the Insurance Companies Marine business includes $3.6 million and $1.8 million of favorable loss development from the P&I and Specie lines, respectively. The Insurance Companies Property Casualty business recorded $7.1 million of net prior year reserve strengthening, which includes $4.1 million of prior year reserve strengthening from our Primary Casualty business primarily due to large loss activity from general liability policies issued to contractors in California and other western states and unfavorable loss emergence from general liability policies issued for construction premises. In addition, the net reserve strengthening from our Insurance Property Casualty business includes $2.4 million of net reserve strengthening from our assumed reinsurance businesses in connection with large loss activity from our Agriculture business for UY 2013 and to a lesser extent, unfavorable loss emergence on our excess-of-loss A&H treaty business for UY 2012, partially offset by favorable loss emergence from our Latin American business. Finally, the Insurance Companies Property Casualty division includes $2.0 million of unfavorable development related to our Offshore Energy book, offset by smaller reserve releases in other lines within Property Casualty. The Professional Liability business recorded $4.1 million of net prior year reserve releases primarily driven by $4.8 million of favorable loss emergence from our D&O business due to settlement of a contract dispute with a former third party administrator, partially offset by $0.8 million of net prior year reserve strengthening from our E&O business due to unfavorable loss emergence on our small lawyers business, which is in run-off.

Our Lloyd’s Operations recorded $6.7 million of net prior period reserve releases primarily driven by our Lloyd’s Marine and Professional Liability lines business. Within our Lloyd’s Marine business we experienced prior period reserve releases of $3.0 million on the Marine and Energy Liability book for UYs 2012 and prior. Additionally there is $1.0 million of reserve releases on the UY 2013 for Specie business as a result of favorable emergence. Lloyd’s Professional Liability business has a total of $2.6 million of favorable emergence, with $1.0 million coming from the E&O business and $1.6 million from D&O.

The following is a discussion of relevant factors related to the $1.9 million prior period net reserve strengthening recorded for the three months ended June 30, 2013:

The Insurance Companies recorded $7.7 million of net prior period reserve strengthening primarily driven by our Property Casualty business. Within the Property Casualty business we reported prior period reserve strengthening of $4.8 million from our Assumed Reinsurance business mostly related to several large losses from our A&H business, $1.4 million from our Primary Casualty business in connection with increased loss activity across all product lines, and $1.1 million in losses from Commercial Auto and Liquor Liability lines which are in run-off. In addition, we reported prior period reserve strengthening of $2.9 million from our Professional Liability business, which included $1.9 million of reserve strengthening directly related to our D&O division in connection with specific large losses from our D&O liability lines for UYs 2010 and prior, as well as $1.0 million of reserve strengthening from our E&O division also related to specific large losses from our small lawyers lines from UYs 2011 and prior. The aforementioned strengthening was partially offset by $2.5 million of prior period reserve releases from our Marine business related to favorable emergence from our Cargo and Marine Liability lines from UYs 2008 and prior.

Our Lloyd’s Operations recorded $5.8 million of net prior period reserve releases primarily driven by our Lloyd’s Professional Liability business. Within our Lloyd’s Professional Liability business we reported prior period reserve releases of $5.8 million in connection with continued favorable emergence from our Lloyd’s D&O business, partially offset by $1.0 million of strengthening on our Lloyd’s E&O business. In addition, our Lloyd’s Operations recorded $1.4 million of prior period reserve releases from our Lloyd’s Marine business and is related to the favorable settlement of specific claims from our Marine Liability lines for UYs 2012 and prior.

The following is a discussion of relevant factors related to the net prior period reserve releases recorded for the six months ended June 30, 2014:

The Insurance Companies recorded $13.3 million of net prior year reserve releases primarily driven by $18.8 million recorded by our Marine business in connection with favorable loss emergence across certain product lines, primarily driven by $4.4 million from both Inland Marine and Craft, as well as $3.8 million from Marine Energy Liability. Additionally, the Insurance Companies Marine business includes $3.5 million and $3.9 million of favorable loss development from the P&I and Specie lines, respectively. The Insurance Companies Property Casualty business recorded $9.3 million of net prior year reserve strengthening, which includes $4.3 million of prior year reserve strengthening from our Primary Casualty business primarily due to large loss activity from general liability policies issued to contractors in California and other western states and unfavorable loss emergence from general liability policies issued for construction premises. The net reserve strengthening from our Insurance Companies Property Casualty business includes $2.5 million of net reserve strengthening from our Assumed Reinsurance business in connection with large loss activity from our Agriculture business for UY 2013 and to a lesser extent, unfavorable loss emergence on our excess-of-loss A&H treaty business for UY 2012, partially offset by favorable loss emergence from our Latin American business. Finally, the Insurance Companies Property Casualty division includes $2.0 million of unfavorable development related to our Offshore Energy book, offset by smaller reserve releases in other lines within Property Casualty. The Professional Liability business recorded $3.8 million of net prior year reserve releases primarily driven by $4.8 million of favorable loss emergence from our D&O business due to settlement of a contract dispute with a former third party administrator, partially offset by $1.0 million of net prior year reserve strengthening from our E&O business due to unfavorable loss emergence on our small lawyers business, which is in run-off.

Our Lloyd’s Operations recorded $7.2 million of net prior period reserve releases primarily driven by our Lloyd’s Marine and Professional Liability lines business. Within our Lloyd’s Marine business we reported prior period reserve releases of $4.0 million on the Marine and Energy Liability book for UYs 2012 and prior. Additionally there is $1.0 million of reserve releases on the UY 2013 for Specie business as a result of favorable emergence. Favorable loss emergence from our Marine business was partially offset by $0.4 million of reserve strengthening in our Cargo business. Lloyd’s Professional Liability business has a total of $2.7 million of favorable emergence with $1.0 million coming from the E&O business and $1.6 million from D&O.

The following is a discussion of relevant factors related to the $6.0 million net prior period reserve strengthening recorded for the six months ended June 30, 2013:

The Insurance Companies recorded $15.5 million of net prior period reserve strengthening, primarily driven by our Professional Liability and Property Casualty businesses. Within the Professional Liability business, we reported prior period net reserve strengthening of $5.6 million from the D&O division related to specific large claims from our public and private sectors D&O lines for UYs 2010 and prior. In addition, we reported prior period net reserve strengthening of $4.0 million from the E&O division related to specific large claims from our insurance agents, miscellaneous professional liability, and small lawyers lines from UYs 2011 and prior. Within the Property Casualty business we reported prior period reserve strengthening of $7.4 million from our NavRe division mostly related to several large losses from our A&H business and $2.2 million in losses from commercial auto and liquor liability lines which are in run-off, partially offset by $2.6 million of prior period loss releases from our Energy & Engineering business related to favorable emergence from our Offshore Energy lines for UYs 2011 and prior. The aforementioned net strengthening was partially offset by $1.3 million of net prior period reserve releases from our Marine business primarily related to $3.1 million of favorable emergence from our Cargo and Marine Liability lines from UYs 2008 and prior, partially offset by $1.8 million of prior period reserve strengthening from our Inland Marine business across all product lines.

Our Lloyd’s Operations recorded $9.5 million of net prior period reserve releases across all businesses. Within our Lloyd’s Professional Liability business we reported prior period reserve releases of $5.4 million in connection with continued favorable emergence from our Lloyd’s D&O business, partially offset by $0.6 million of strengthening on our Lloyd’s E&O business. Within the Lloyd’s Marine business we reported prior period reserve releases of $3.0 million related to the favorable settlement of specific claims from our Ocean Marine liability lines from UYs 2012 and prior. In addition, our Lloyd’s Property Casualty business also reported net prior period reserve releases of $1.6 million from the Energy & Engineering division due in part to the favorable settlement of two claims from our onshore lines from UY 2011.

Commission Expenses

Commission expenses paid to brokers and agents are generally based on a percentage of gross written premiums and are partially offset by ceding commissions we may receive on ceded written premiums. Commissions are generally deferred and recorded as deferred policy acquisition costs to the extent that they relate to unearned premium. The percentage of commission expenses to net earned premiums (“commission expense ratio”) for the three and six months ended June 30, 2014 was 13.9% and 12.7%, respectively, compared to 13.8% and 13.5% for the comparable periods during 2013. The change in the commission expense ratio for the three and six months ended June 30, 2014 compared to the same periods in 2013 is attributed to the changes in the mix of business, inclusive of a $2.5 million estimated profit commission receivable for the six months ended June 30, 2014 for UY 2012 based on the contract terms of our proportional reinsurance program on our offshore energy business.

Other Operating Expenses

Other operating expenses were $48.0 million and $95.1 million for the three and six months ended June 30, 2014 compared to $40.7 million and $81.6 million for the same periods during 2013. The increase is primarily due to continued investments in our underwriting teams closely aligned with business growth, an increase in incentive compensation driven by stronger underwriting results, and an increase in premium tax expense and certain charges assessed by Lloyd’s in connection with the recent growth in business from both our Insurance Companies and Lloyd’s Operations. To a lesser extent other operating expenses have been adversely affected by exchange rate movement between the British Pound and the US Dollar which resulted in British Pound denominated expenses to increase more when expressed in US Dollar terms.

Interest Expense

Interest expense of $4.3 million and $8.2 million for the three and six months ended June 30, 2014 relates to our $265 million principal amount of the 5.75% Senior Notes. Interest expense of $2.1 million and $4.1 million for the three and six months ended June 30, 2013 related to the $115 million 7.0% Senior Notes due May 1, 2016, which were redeemed in the fourth quarter of 2013 subsequent to the issuance of the 5.75% Senior Notes. The effective interest rate related to the 5.75% Senior Notes for the three and six months ended June 30, 2014 was 5.86%. The effective interest rate related to the 7.0% Senior Notes for the three and six months ended June 30, 3013 was 7.17%.

Income Taxes

We recorded income tax expense of $8.0 million and $21.4 million for the three and six months ended June 30, 2014 compared to $6.3 million and $12.9 million for the comparable period in 2013, resulting in an effective tax rate of 32.2% and 32.3% for the three and six months ended June 30, 2014 compared to 31.1% and 31.7% for the same periods in 2013. The effective tax rate on net investment income was 27.0% and 27.5% for the three and six months ended June 30, 2014 compared to 27.6% and 28.0% for the same periods in 2013.

As of June 30, 2014, the net deferred federal, foreign, state and local tax assets were $17.3 million, compared to $28.2 million as of December 31, 2013. The decrease in deferred tax is primarily due to increased unearned premium reserves resulting from growth in our business partially offset by increased unrealized gains on our investment portfolio.

We had net state and local deferred tax assets amounting to potential future tax benefits of $0.5 million and $0.6 million as of June 30, 2014 and December 31, 2013, respectively. Included in the deferred tax assets are state and local net operating loss carry-forwards of $0.1 million as of June 30, 2014 and December 31, 2013. A valuation allowance was established for the full amount of these potential future tax benefits due to uncertainty associated with their realization. Our state and local tax carry-forwards as of June 30, 2014 expire from 2024 to 2032. Refer to Footnote 6, Income Taxes, included herein, for further detail on the temporary differences that give rise to federal, foreign, state and local deferred tax assets or liabilities.

The Company has not provided for U.S. income taxes on approximately $20.8 million of undistributed earnings of its non-U.S. subsidiaries since it is intended that those earnings will be reinvested indefinitely in those subsidiaries. If a future determination is made that those earnings no longer are intended to be reinvested indefinitely in those subsidiaries, U.S. income taxes of approximately $2.2 million, assuming all foreign tax credits are realized, would be included in the tax provision at that time and would be payable if those earnings were distributed to the Company.

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

The following is a discussion of the financial results for each of our two underwriting segments.

Insurance Companies

The following table sets forth the results of operations for the Insurance Companies for the three and six months ended June 30, 2014 and 2013:

	Three Months Ended June 30		Six Months Ended June 30		Percentage Change
In thousands	2014	2013	2014	2013	QTD	YTD
Gross written premiums	$243,729	$228,565	$555,527	$530,193	6.6%	4.8%
Net written premiums	174,041	143,380	407,992	359,699	21.4%	13.4%
Net earned premiums	178,412	156,547	344,296	310,878	14.0%	10.7%
Net losses and loss adjustment expenses	(108,502)	(106,668)	(214,929)	(213,653)	1.7%	0.6%
Commission expenses	(23,021)	(20,573)	(39,731)	(39,090)	11.9%	1.6%
Other operating expenses	(34,415)	(29,829)	(67,802)	(59,172)	15.4%	14.6%
Other underwriting income (expense)	768	689	1,426	1,348	11.4%	5.7%

Underwriting profit (loss)	$13,242	$166	$23,260	$311	NM	NM

Net investment income	13,805	12,515	28,582	24,466	10.3%	16.8%
Net realized gains (losses)	4,458	3,099	5,695	7,891	43.8%	-27.8%
Other income (expense)	(68)		(19)	0	NM	NM

Income (loss) before income taxes	$31,437	$15,780	$57,518	$32,668	99.2%	76.1%
Income tax expense (benefit)	10,049	4,785	18,161	10,199	110.0%	78.1%

Net income (loss)	$21,388	$10,995	$39,357	$22,469	94.5%	75.2%

Losses and loss adjustment expenses ratio	60.8%	68.1%	62.4%	68.7%
Commission expense ratio	12.9%	13.1%	11.5%	12.6%
Other operating expense ratio (1)	18.9%	18.7%	19.3%	18.6%

Combined ratio	92.6%	99.9%	93.2%	99.9%

(1) - Includes Other operating expenses & Other underwriting income (expense)

NM - Percentage change not meaningful

Our Insurance Companies reported net income of $21.4 million for the three months ended June 30, 2014 compared to $11.0 million for the same period in 2013. The increase in net income for the three months ended June 30, 2014 compared to the same period in 2013 is largely related to an improvement in underwriting results, and to a lesser extent, increases in net investment income and net realized gains due to the ongoing management of our investment portfolio.

Our Insurance Companies combined ratio for the three months ended June 30, 2014 was 92.6% compared to 99.9% for the same period in 2013. Our Insurance Companies underwriting results increased by $13.0 million to an underwriting profit of $13.2 million compared to $0.2 million for the same period in 2013.

Our Insurance Companies reported an underwriting profit of $13.2 million inclusive of $8.1 million of underwriting profit from our Marine business in connection with favorable loss emergence across certain key product lines, as well as $4.7 million of underwriting profit from our D&O business due to recovery of prior period losses coming from settlement of a contract dispute with a former third party administrator.

Our Insurance Companies underwriting results for the three months ended June 30, 2013 included $2.0 million of underwriting profit from our Excess Casualty and Primary Casualty businesses due in part to strong production attributable to the expansion of those underwriting teams and the continued dislocation of certain competitors, mostly offset by a net underwriting loss of $1.9 million from our D&O and E&O businesses driven by net prior period reserve strengthening from UYs 2010 and prior.

Our Insurance Companies reported net income of $39.4 million for the six months ended June 30, 2014 compared to $22.5 million for the same period in 2013. The increase in net income for the six months ended June 30, 2014 compared to the same period in 2013 is due to stronger underwriting results, and to a lesser extent, increases in net investment income offset by a reduction in net realized gains due to the ongoing management of our investment portfolio.

Our Insurance Companies combined ratio for the six months ended June 30, 2014 was 93.2% compared to 99.9% for the same period in 2013. Our Insurance Companies underwriting results increased by $23.0 million to an underwriting profit of $23.3 million compared to $0.3 million for the same period in 2013.

Our Insurance Companies reported an underwriting profit of $23.3 million inclusive of $13.0 million of underwriting profit from our Marine business due to growth as well as favorable loss emergence from prior accident years, as well as $5.1 million of underwriting profit from our D&O business due to recovery of prior period losses coming from settlement of a contract dispute with a former third party administrator. In addition, our Assumed Reinsurance business reported $4.5 million underwriting profit driven by strong production from Latin America.

Our Insurance Companies underwriting results for the six months ended June 30, 2013 included $6.4 million of underwriting profit from our Excess Casualty and Primary Casualty businesses due in part to strong production attributable to the expansion of those underwriting teams and the continued dislocation of certain competitors, mostly offset by an underwriting loss of $5.5 million from our D&O business driven by net prior period reserve strengthening from UYs 2010 and prior.

Insurance Companies Gross Written Premiums

Marine: The gross written premiums for our Marine business for the three and six months ended June 30, 2014 and 2013 consisted of the following:

	Three Months Ended June 30		Six Months Ended June 30		Percentage Change
In thousands	2014	2013	2014	2013	QTD	YTD
Marine Liability	$16,783	$16,951	$33,821	$31,756	-1.0%	6.5%
Craft/Fishing Vessels	8,438	7,176	21,221	17,956	17.6%	18.2%
Cargo	5,999	2,399	10,517	9,939	NM	5.8%
Bluewater Hull	5,365	3,327	8,374	6,010	61.3%	39.3%
Inland Marine	3,937	4,503	6,696	9,384	-12.6%	-28.6%
Protection & Indemnity	3,107	4,097	9,831	10,248	-24.2%	-4.1%
Other Marine:
Energy liability	1,422	1,632	4,234	2,805	-12.9%	50.9%
War	889	1,237	2,151	2,893	-28.1%	-25.7%
Transport	888	399	1,302	497	122.4%	NM
Specie	703	1,154	1,218	2,033	-39.1%	-40.1%
Customs bonds	588	202	987	403	NM	144.9%

Other Marine	$4,490	$4,624	$9,892	$8,631	-2.9%	14.6%

Total Marine	$48,119	$43,077	$100,352	$93,924	11.7%	6.8%

NM – Percentage change not meaningful

Insurance Company Marine gross written premiums for the three and six months ended June 30, 2014 increased 11.7% and 6.8% compared to the same periods in 2013 primarily due to new business growth in Marine Liability, Craft/Fishing Vessels, and Bluewater Hull product lines, partially offset by a decrease in Inland Marine due to the continued re-underwriting of those product lines. Additionally the Cargo product line experienced strong new business growth in the second quarter.

Insurance Company Marine business experienced a 2.3% and 2.8% increase in renewal rates for the three and six months ended June 30, 2014.

Property Casualty: The gross written premiums for our Property Casualty business for the three and six months ended June 30, 2014 and 2013 consisted of the following:

	Three Months Ended June 30		Six Months Ended June 30		Percentage Change
In thousands	2014	2013	2014	2013	QTD	YTD
Excess Casualty	$68,483	$64,306	$136,399	$134,588	6.5%	1.3%
Primary Casualty	43,850	35,034	86,422	61,469	25.2%	40.6%
Energy & Engineering	20,061	21,745	34,622	41,613	-7.7%	-16.8%
Assumed Reinsurance	16,569	15,436	106,403	107,572	7.3%	-1.1%
Environmental Liability	12,604	7,539	21,993	13,075	67.2%	68.2%
Other Property & Casualty	7,030	8,035	12,114	12,742	-12.5%	-4.9%

Total Property Casualty	$168,597	$152,095	$397,953	$371,059	10.8%	7.2%

Insurance Company Property Casualty gross written premiums for the three and six months ended June 30, 2014 increased 10.8% and 7.2% compared to the same periods in 2013. The increases were primarily driven by the growth from our Primary Casualty and Environmental Liability divisions as a result of strong production attributable to an expansion of our underwriting teams, an improving economy, and continued dislocation among certain competitors. The aforementioned increases were offset by a decrease in our Energy & Engineering business driven by difficult market conditions.

Insurance Company Property Casualty included renewal rate increases for the three months ended June 30, 2014 of 2.4% and 1.3% on our Excess Casualty and Primary Casualty businesses respectively, partially offset by a decrease of 9.2% on our Energy & Engineering business.

Professional Liability: The gross written premiums for our Professional Liability business for the three and six months ended June 30, 2014 and 2013 consisted of the following:

	Three Months Ended June 30		Six Months Ended June 30		Percentage Change
In thousands	2014	2013	2014	2013	QTD	YTD
Errors & Omissions	$14,892	$21,474	$35,881	$44,127	-30.6%	-18.7%
Management Liability	12,121	11,919	21,341	21,083	1.7%	1.2%

Total Professional Liability	$27,013	$33,393	$57,222	$65,210	-19.1%	-12.2%

Insurance Company Professional Liability gross written premiums for the three and six months ended June 30, 2014 decreased 19.1% and 12.2%, respectively, compared to the same periods in 2013, primarily driven by a reduction in our E&O business due to our decision to exit the small lawyers professional liability business in the fourth quarter of 2013, as well as a decrease in renewal premium on our real estate agents liability product line.

Insurance Companies Commission Expenses

The commission expenses ratios for the three and six months ended June 30, 2014 were 12.9% and 11.5%, respectively, compared to 13.1% and 12.6% for the same periods in 2013.

Insurance Companies Other Operating Expenses

Other operating expenses for the Insurance Companies were $34.4 million and $67.8 million for the three and six months ended June 30, 2014 compared to $29.8 million and $59.2 million for the same periods in 2013. The increase in operating expenses is due to continued investments in new underwriting teams and support staff closely aligned with business growth, an increase in incentive compensation driven by stronger underwriting results, and an increase in premium tax in connection with recent growth in new business.

Lloyd’s Operations

The following table sets forth the results of operations of the Lloyd’s Operations for the three and six months ended June 30, 2014 and 2013:

	Three Months Ended June 30		Six Months Ended June 30		Percentage Change
In thousands	2014	2013	2014	2013	QTD	YTD
Gross written premiums	$105,066	$103,563	$216,058	$195,157	1.5%	10.7%
Net written premiums	57,823	55,089	135,722	108,222	5.0%	25.4%
Net earned premiums	52,672	49,267	112,060	97,264	6.9%	15.2%
Net losses and loss adjustment expenses	(31,718)	(24,480)	(60,358)	(48,837)	29.6%	23.6%
Commission expenses	(9,675)	(8,335)	(19,201)	(16,956)	16.1%	13.2%
Other operating expenses	(13,577)	(10,849)	(27,336)	(22,380)	25.1%	22.1%
Other underwriting income (expense)	13	(1,087)	19	(545)	NM	NM

Underwriting profit (loss)	$(2,285)	$4,516	$5,184	$8,546	NM	-39.3%

Net investment income	1,824	1,728	3,639	3,430	5.5%	6.1%
Net realized gains (losses)	15	242	(389)	222	-93.6%	NM
Other income (expense)	(1,832)		8,363	0	NM	NM

Income (loss) before income taxes	$(2,278)	$6,486	$16,797	$12,198	NM	37.7%
Income tax expense (benefit)	(672)	2,206	5,966	4,242	NM	40.6%

Net income (loss)	$(1,606)	$4,280	$10,831	$7,956	NM	36.1%
Losses and loss adjustment expenses ratio	60.2%	49.7%	53.9%	50.2%
Commission expense ratio	18.4%	16.9%	17.1%	17.4%
Other operating expense ratio (1)	25.7%	24.2%	24.4%	23.6%

Combined ratio	104.3%	90.8%	95.4%	91.2%

(1) - Includes Other operating expenses & Other underwriting income (expense)

NM - Percentage change not meaningful.

Our Lloyd’s Operations reported net loss of $1.6 million for the three months ended June 30, 2014 compared to net income of $4.3 million for the same period in 2013. The decrease in net income for the three months ended June 30, 2014 as compared to the same period in 2013 was largely attributable to less underwriting profit due to an increase in Marine losses.

Our Lloyd’s Operations combined ratio for the three months ended June 30, 2014 was 104.3% compared to 90.8% for the same period in 2013. Our Lloyd’s Operations underwriting profit decreased $6.8 million to a loss of $2.3 million for the three months ended June 30, 2014 compared to a profit of $4.5 million for the same period in 2013.

Our Lloyd’s Operations underwriting loss of $2.3 million includes $6.7 million of underwriting loss from our Lloyd’s Marine business that was driven by an $8.9 million net loss, inclusive of $3.9 million of RRPs, related to a Marine Liability loss which involved the sinking of a vessel in South Korean waters. Our Lloyd’s Property Casualty business reported an underwriting profit of $1.1 million, while our Professional Liability business reported an underwriting profit of $3.3 million driven by favorable loss development coming from older UYs.

Our Lloyd’s Operations underwriting profit for the three months ended June 30, 2013 included $5.8 million of net prior period reserve releases in connection with continued favorable emergence from our Lloyd’s D&O business and to a lesser extent the favorable settlement of specific claims from our Lloyd’s Marine business, partially offset by a $1.2 million foreign exchange loss on the remeasurement of certain deposits required by Lloyd’s.

Our Lloyd’s Operations reported net income of $10.8 million for the six months ended June 30, 2014 compared to $8.0 million for the same period in 2013. The increase in net income for the six months ended June 30, 2014 as compared to the same period in 2013 was attributable to an increase in other income primarily due to a one-time $6.6 million after-tax foreign exchange gain in connection with a change in the functional currency of our Lloyd’s Operations and increased underwriting profit from our Property Casualty business, partially offset by less underwriting profit from our Marine business.

Our Lloyd’s Operations combined ratio for the six months ended June 30, 2014 was 95.4% compared to 91.2% for the same period in 2013. Our Lloyd’s Operations underwriting profit decreased $3.4 million to $5.2 million for the six months ended June 30, 2014 compared to $8.5 million for the same period in 2013.

Our Lloyd’s Operations reported an underwriting profit of $5.2 million which includes an underwriting profit of $4.7 million from Property Casualty driven by favorable claim experience coming from lack of catastrophes in the current accident year, and to a lesser extent profit commission recognized on our proportional reinsurance treaty. Our Lloyd’s Operations reported an underwriting profit of $2.9 million from Professional Liability driven by favorable loss emergence. In addition, underwriting profit is partially offset by a $2.4 million loss from our Marine business, which includes an $8.9 million net loss, inclusive of $3.9 million of RRPs, related to a Marine Liability loss which involved the sinking of a vessel in South Korean waters.

Our Lloyd’s Operations underwriting profit for the six months ended June 30, 2013 included $9.5 million of net prior period reserve releases in connection with continued favorable emergence from our Lloyd’s D&O business and the favorable settlement of specific claims from our Lloyd’s Marine business, partially offset by a $1.2 million foreign exchange loss on the remeasurement of certain deposits required by Lloyd’s.

Lloyd’s Operations Gross Written Premiums

Marine Premiums: The gross written premiums for our Marine business for the three and six months ended June 30, 2014 and 2013 consisted of the following:

	Three Months Ended June 30		Six Months Ended June 30		Percentage	Change
In thousands	2014	2013	2014	2013	QTD	YTD
Cargo	$13,989	$13,720	$25,475	$23,724	2.0%	7.4%
Marine Liability	7,432	8,842	27,682	26,657	-16.0%	3.8%
Transport	7,212	6,088	13,367	9,979	18.5%	33.9%
Energy Liability	5,709	4,301	11,241	10,157	32.7%	10.7%
Marine Excess-of-Loss Reinsurance	4,043	4,826	14,227	10,564	-16.2%	34.7%
Specie	3,968	4,876	10,778	11,331	-18.6%	-4.9%
Bluewater Hull	2,303	1,758	4,040	3,161	31.0%	27.8%
War	1,349	1,482	2,152	3,964	-9.0%	-45.7%

Total Marine	$46,005	$45,893	$108,962	$99,537	0.2%	9.5%

The Lloyd’s Operations Marine gross written premiums increased 0.2% and 9.5% for the three and six months ended June 30, 2014 compared to the same periods in 2013, driven by new business growth from the Transport and Energy Liability product lines offset by reduced growth in our Marine Liability and Specie product lines. For the six months ended June 30, 2014 the increase is driven by Marine Excess-of-Loss Assumed Reinsurance product line, inclusive of $2.4 million of assumed RRPs recognized in the first quarter. The increase is also due to new business growth in Transport, Marine Liability and Cargo.

The Lloyd’s Operation Marine business experienced average renewal rates of 0.9% and 2.3% for the three and six months ended June 30, 2014.

Property Casualty Premiums: The gross written premiums for our Property Casualty business for the three and six months ended June 30, 2014 and 2013 consisted of the following:

	Three Months Ended June 30		Six Months Ended June 30		Percentage	Change
In thousands	2014	2013	2014	2013	QTD	YTD
Energy & Engineering:
Offshore Energy	$13,522	$15,266	$29,937	$28,534	-11.4%	4.9%
Onshore Energy	10,619	11,485	15,094	16,754	-7.5%	-9.9%
Engineering and Construction	6,702	9,665	11,048	14,673	-30.7%	-24.7%
U.S. Direct and Facultative Property	4,542	3,846	7,026	5,374	18.1%	30.7%

Energy & Engineering	$35,385	$40,262	$63,105	$65,335	-12.1%	-3.4%
Other Property Casualty:
Bloodstock	5	3	5	(19)	80.9%	NM
Other Casualty	1,772	952	7,131	959	86.1%	NM

Other Property Casualty	$1,777	$955	$7,136	$940	86.1%	NM

Total Property Casualty	$37,162	$41,217	$70,241	$66,275	-9.8%	6.0%

NM - Percentage change not meaningful

The Lloyd’s Operations Property Casualty gross written premiums decreased 9.8% and increased 6.0% for the three and six months ended June 30, 2014 compared to the same periods in 2013. Tough market conditions and an unfavorable rating environment in the second quarter have led to reduced premium in our Offshore Energy, Onshore Energy and Engineering and Construction product lines. For the six months ended June 30, 2014 the increase is due to new business growth, specifically from our Assumed Reinsurance business’ Intellectual Property and Surety product lines that we began writing in September of 2013, reported through Other Casualty in the table above.

The Lloyd’s Operations Property Casualty business showed decreases of 4.7% and 3.8% on renewal rates for the three and six months ended June 30, 2014.

Professional Liability Premiums: The gross written premiums for our Professional Liability business for the three and six months ended June 30, 2014 and 2013 consisted of the following:

	Three Months Ended June 30		Six Months Ended June 30		Percentage Change
In thousands	2014	2013	2014	2013	QTD	YTD
Management Liability	$13,825	$11,257	$24,117	$21,498	22.8%	12.2%
Errors & Omissions	8,074	5,196	12,738	7,847	55.4%	62.3%

Total Professional Liability	$21,899	$16,453	$36,855	$29,345	33.1%	25.6%

The Lloyd’s Operations Professional Liability gross written premiums increased 33.1% and 25.6% for the three and six months ended June 30, 2014 compared to the same period in 2013, as a result of new business growth, partially offset by decreases in renewal rates of 5.0% and 4.1% for the three and six months ended June 30, 2014.

Lloyd’s Operations Commission Expenses

The commission expenses ratios for the three and six months ended June 30, 2014 were 18.4% and 17.1%, respectively, compared to 16.9% and 17.4% for the same periods in 2013. The increase in the commission expense ratio for the three months ended June 30, 2014 is driven by the Lloyd’s Marine business due to RRPs incurred in the quarter of $5.2 million primarily driven by large losses from our Marine business.

Lloyd’s Operations Other Operating Expenses

Lloyd’s Operations other operating expenses were $13.6 million and $27.3 million for the three and six months ended June 30, 2014 compared to $10.8 million and $22.4 million for the same periods in 2013, primarily due to an increase in employee costs associated with growth initiatives for our business as well as an increase in certain information technology charges assessed by Lloyd’s. Other operating expenses for the three and six months ended June 30, 2014 were also affected by adverse exchange rate movement between the British Pound and the US Dollar which resulted in British Pound denominated expenses to increase more when expressed in US Dollar terms.

CAPITAL RESOURCES

We monitor our capital adequacy to support our business on a regular basis. The future capital requirements of our business will depend on many factors, including our ability to write new business successfully and to establish premium rates and reserves at levels sufficient to cover losses. Our ability to underwrite is largely dependent upon the quality of our claims paying and financial strength ratings as evaluated by independent rating agencies. In particular, we require: (1) sufficient capital to maintain our financial strength ratings, as issued by various ratings agencies, at a level considered necessary by management to enable our Insurance Companies to compete, (2) sufficient capital to enable our Insurance Companies to meet the capital adequacy tests performed by statutory agencies in the United States and the United Kingdom and (3) letters of credit and other forms of collateral that are necessary to support the business plan of our Lloyd’s Operations.

Our capital resources consist of funds deployed or available to be deployed to support our business operations. As of June 30, 2014 and December 31, 2013, our capital resources were as follows:

In thousands	June 30, 2014	December 31, 2013
Senior Notes	$263,373	$263,308
Stockholders’ equity	972,080	902,212
Total capitalization	$1,235,453	$1,165,520

Ratio of debt to total capitalization	21.3%	22.6%

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

NIC may pay dividends to the Parent Company out of its statutory earned surplus pursuant to statutory restrictions imposed under the New York insurance law. As of June 30, 2014, the maximum amount available for the payment of dividends by NIC in 2014 without prior regulatory approval is $84.8 million.

NCUL may pay dividends to the Parent Company up to the extent of available profits that have been distributed from Syndicate 1221 and as of June 30, 2014 that amount was $12.6 million (£7.4 million).

Condensed Parent Company balance sheets as of June 30, 2014 and December 31, 2013 are shown in the table below:

In thousands	June 30, 2014	December 31, 2013
Cash and investments	$102,141	$100,676
Investments in subsidiaries	1,111,471	1,040,214
Goodwill and other intangible assets	2,534	2,534
Other assets	23,460	26,538

Total assets	$1,239,606	$1,169,962

Senior Notes	$263,373	$263,308
Accounts payable and other liabilities	513	802
Accrued interest payable	3,640	3,640

Total liabilities	$267,526	$267,750

Stockholders’ equity	$972,080	$902,212

Total liabilities and stockholders’ equity	$1,239,606	$1,169,962

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

On November 22, 2012, we entered into a $165 million credit facility agreement with ING Bank N.V., London Branch, individually and as Administrative Agent, and a syndicate of lenders. The new credit facility amended and restated a $165 million letter of credit facility entered into by the parties on March 28, 2011. The credit facility, which is denominated in U.S. dollars, is utilized to fund our participation in Syndicate 1221 through letters of credit for the 2013 and 2014 underwriting years, as well as open prior years. The letters of credit issued under the facility can be denominated in British pounds and their aggregate face amount will fluctuate based on exchange rates. If any letters of credit remain outstanding under the facility after December 31, 2014, we would be required to post additional collateral to secure the remaining letters of credit. As of June 30, 2014, letters of credit with an aggregate face amount of $153.2 million were outstanding under the credit facility and we have $1.0 million of cash collateral posted.

This credit facility contains customary covenants for facilities of this type, including restrictions on indebtedness and liens, limitations on mergers, dividends and the sale of assets, and requirements as to maintaining certain consolidated tangible net worth, statutory surplus and other financial ratios. The credit facility also provides for customary events of default, including failure to pay principal, interest or fees when due, failure to comply with covenants, any representation or warranty made by the Company being false in any material respect, default under certain other indebtedness, certain insolvency or receivership events affecting the Company and its subsidiaries, the occurrence of certain material judgments, or a change in control of the Company. The letter of credit facility is secured by a pledge of the stock of certain insurance subsidiaries of the Company. To the extent the aggregate face amount issued under the credit facility exceeds the commitment amount, we are required to post collateral with the lead bank of the consortium. We were in compliance with all covenants under the credit facility as of June 30, 2014.

The applicable margin and applicable fee rate payable under the credit facility are based on a tiered schedule that is based on the Company’s then-current ratings issued by S&P and Moody’s with respect to the Company’s Senior Notes without third-party credit enhancement, and the amount of the Company’s own collateral utilized to fund its participation in Syndicate 1221.

Time lags do occur in the normal course of business between the time gross loss reserves are paid by the Company and the time such gross paid losses are billed and collected from reinsurers. Reinsurance recoverable amounts related to gross loss reserves as of June 30, 2014 are anticipated to be billed and collected over the next several years as the gross loss reserves are paid by the Company.

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

LIQUIDITY

Consolidated Cash Flows

Net cash provided by operating activities was $78.1 million for the six months ended June 30, 2014 compared to $48.5 million for the same period in 2013. The increase in cash flow from operations is largely attributable to a reduction in losses paid as well as the continued improvement in collections of premiums receivable, offset by increased net payments to reinsurers.

Net cash used in investing activities was $92.7 million for the six months ended June 30, 2014 compared to net cash provided by investing activities of $6.6 million for the comparable period in 2013. Fluctuations in cash provided by, or used in, investing activities is primarily due to the ongoing management of our investment portfolio.

Net cash provided by financing activities was $0.6 million for the six months ended June 30, 2014 compared to $1.5 million for the same period in 2013. The decrease in cash provided by financing activities relates to a reduction in proceeds from exercise of stock options.

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

We believe that we have adequately managed our cash flow requirements related to reinsurance recoveries from their positive cash flows and the use of available short-term funds when applicable. However, there can be no assurances that we will be able to continue to adequately manage such recoveries in the future or that collection disputes or reinsurer insolvencies will not arise that could materially increase the collection time lags or result in recoverable write-offs causing additional incurred losses and liquidity constraints to the Company. The payment of gross claims and related collections from reinsurers with respect to large losses could significantly impact our liquidity needs. However in general, we expect to collect our paid reinsurance recoverables under the terms described above.

Investments

As of June 30, 2014, the weighted average rating of our fixed maturities was “AA” by S&P and “Aa” by Moody’s. The entire fixed maturity investment portfolio, except for investments with a fair value of $20.4 million, consists of investment grade bonds. As of June 30, 2014, our portfolio had a duration of 3.8 years. Management periodically projects cash flow of the investment portfolio and other sources in order to maintain the appropriate levels of liquidity in an effort to ensure our ability to satisfy claims. As of June 30, 2014 and December 31, 2013, all fixed maturities and equity securities held by us were classified as available-for-sale.

The following tables set forth the Company’s cash and investments as of June 30, 2014 and December 31, 2013. The tables below include OTTI securities recognized within AOCI:

	June 30, 2014
In thousands	Fair Value	Gross Unrealized Gains	Gross Unrealized (Losses)	Cost or Amortized Cost
Fixed maturities:
U.S. Treasury bonds, agency bonds and foreign government bonds	$421,891	$4,313	$(4,339)	$421,917
States, municipalities and political subdivisions	564,782	15,833	(2,883)	551,832
Mortgage-backed and asset-backed securities:
Agency mortgage-backed securities	256,407	8,289	(1,753)	249,871
Residential mortgage obligations	60,867	1,832	(101)	59,136
Asset-backed securities	162,529	598	(381)	162,312
Commercial mortgage-backed securities	184,946	8,071	(131)	177,006

Subtotal	$664,749	$18,790	$(2,366)	$648,325
Corporate bonds	569,433	15,572	(1,159)	555,020

Total fixed maturities	$2,220,855	$54,508	$(10,747)	$2,177,094
Equity securities - common stocks	144,977	31,262	(964)	114,679
Equity securities - Preferred stocks	35,509	1,799	(23)	33,733
Short-term investments	226,237	—	—	226,237
Cash	72,604	—	—	72,604

Total	$2,700,182	$87,569	$(11,734)	$2,624,347

	December 31, 2013
In thousands	Fair Value	Gross Unrealized Gains	Gross Unrealized (Losses)	Cost or Amortized Cost
Fixed maturities:
U.S. Treasury bonds, agency bonds and foreign government bonds	$441,685	$2,854	$(8,855)	$447,686
States, municipalities and political subdivisions	460,422	9,298	(13,651)	464,775
Mortgage-backed and asset-backed securities:
Agency mortgage-backed securities	301,274	6,779	(6,016)	300,511
Residential mortgage obligations	41,755	1,212	(161)	40,704
Asset-backed securities	125,133	653	(480)	124,960
Commercial mortgage-backed securities	172,750	7,656	(374)	165,468

Subtotal	$640,912	$16,300	$(7,031)	$631,643
Corporate bonds	504,854	15,402	(3,443)	492,895

Total fixed maturities	$2,047,873	$43,854	$(32,980)	$2,036,999
Equity securities - common stocks	143,954	25,700	(550)	118,804
Short-term investments	296,250	—	—	296,250
Cash	86,509	—	—	86,509

Total	$2,574,586	$69,554	$(33,530)	$2,538,562

As of June 30, 2014 and December 31, 2013, fixed maturities for which non-credit OTTI was previously recognized and included in other comprehensive income are now in an unrealized gains position of $0.7 million and $0.5 million, respectively.

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

Invested assets increased from 2013 primarily due to positive cash flow from operations. The annualized pre-tax yield, excluding net realized gains and losses and net OTTI losses recognized in earnings, was 2.5% and 2.6% for the three and six months ended June 30, 2014 compared to 2.4% for the three and six months ended June 2013.

The tax equivalent yields for the three months and six months ended June 30, 2014 on a consolidated basis were 2.7% and 2.8%, respectively, compared to 2.5% and 2.6% for the same periods during 2013. The portfolio duration was 3.8 years and 4.0 years at June 30, 2014 and June 30, 2013 respectively. Since the beginning of 2014, the tax-exempt portion of our investment portfolio has increased by $98.3 million to approximately 22.9% of the fixed maturities investment portfolio as of June 30, 2014 compared to approximately 20.1% at December 31, 2013.

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

The contractual maturity dates for fixed maturity securities categorized by the number of years until maturity as of June 30, 2014 are shown in the following table:

	June 30, 2014
In thousands	Fair Value	Amortized Cost
Due in one year or less	$61,556	$61,457
Due after one year through five years	751,955	737,324
Due after five years through ten years	379,451	373,226
Due after ten years	363,144	356,762
Mortgage- and asset-backed securities	664,749	648,325

Total	$2,220,855	$2,177,094

Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Due to the periodic repayment of principal, the aggregate amount of mortgage-backed and asset-backed securities is estimated to have an effective maturity of approximately 3.9 years.

The following table sets forth the amount and percentage of our fixed maturities as of June 30, 2014 by S&P credit rating or, if an S&P rating is not available, the equivalent Moody’s rating. The table includes fixed maturities at fair value, and the total rating is the weighted average quality rating:

	June 30, 2014
In thousands	Rating	Fair Value	Percent of Total
Rating description:
Extremely strong	AAA	$396,295	18%
Very strong	AA	1,041,052	47%
Strong	A	584,921	26%
Adequate	BBB	178,196	8%
Speculative	BB & Below	16,907	1%
Not rated	NR	3,484	0%

Total	AA	$2,220,855	100%

The following table sets forth our U.S. Treasury bonds, agency bonds, and foreign government bonds as of June 30, 2014 and December 31, 2013:

	June 30, 2014
In thousands	Fair Value	Gross Unrealized Gains	Gross Unrealized (Losses)	Amortized Cost
U.S. Treasury bonds	$214,455	$2,044	$(2,467)	$214,878
Agency bonds	131,220	1,582	(232)	129,870
Foreign government bonds	76,216	687	(1,640)	77,169

Total	$421,891	$4,313	$(4,339)	$421,917

	December 31, 2013
In thousands	Fair Value	Gross Unrealized Gains	Gross Unrealized (Losses)	Amortized Cost
U.S. Treasury bonds	$242,379	$1,565	$(7,480)	$248,294
Agency bonds	143,063	1,002	(1,198)	143,259
Foreign government bonds	56,243	287	(177)	56,133

Total	$441,685	$2,854	$(8,855)	$447,686

The following table sets forth the composition of the investments categorized as states, municipalities and political subdivisions in our portfolio by generally equivalent S&P and Moody’s ratings (not all securities in our portfolio are rated by both S&P and Moody’s) as of June 30, 2014 . The securities that are not rated in the table below are primarily state bonds.

In thousands		June 30, 2014
Equivalent S&P Rating	Equivalent Moody’s Rating	Fair Value	Amortized Cost	Net Unrealized Gain (Loss)
AAA/AA/A	Aaa/Aa/A	$549,357	$537,193	$12,164
BBB	Baa	8,328	8,007	321
BB	Ba	3,613	3,151	462
B	B	—	—	—
CCC or lower	Caa or lower	—	—	—
NR	NR	3,484	3,481	3

Total		$564,782	$551,832	$12,950

The following table sets forth the municipal bond holdings by sectors as of June 30, 2014 and December 31, 2013:

	June 30, 2014		December 31, 2013
In thousands	Fair Value	Percent of Total	Fair Value	Percent of Total
Municipal Sector:
General obligation	$160,075	28%	$125,063	27%
Prerefunded	13,150	2%	15,835	3%
Revenue	336,028	60%	270,016	59%
Taxable	55,529	10%	49,508	11%

Total	$564,782	100%	$460,422	100%

We own $90.6 million of municipal securities which are credit enhanced by various financial guarantors. As of June 30, 2014, the average underlying credit rating for these securities is A+ There has been no material adverse impact to our investment portfolio or results of operations as a result of downgrades of the credit ratings for several of the financial guarantors.

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

The following table sets forth our agency mortgage-backed securities and residential mortgage-backed securities (“RMBS”) by those issued by GNMA, FNMA, and FHLMC, and the quality category (prime, Alt-A and subprime) for all other such investments as of June 30, 2014:

	June 30, 2014
In thousands	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Amortized Cost
Agency mortgage-backed securities:
GNMA	$93,447	$3,219	$(1,233)	$91,461
FNMA	118,923	3,731	(486)	115,678
FHLMC	44,037	1,339	(34)	42,732

Total agency mortgage-backed securities	$256,407	$8,289	$(1,753)	$249,871

Residential mortgage-backed securities:
Prime	$38,041	$1,106	$(78)	$37,013
Alt-A	1,845	117	(23)	1,751
Subprime	465	16	—	449
Non-U.S. RMBS	20,516	593	—	19,923

Total residential mortgage-backed securities	$60,867	$1,832	$(101)	$59,136

The following table sets forth the composition of the investments categorized as RMBS in our portfolio by generally equivalent S&P and Moody’s ratings (not all securities in our portfolio are rated by both S&P and Moody’s) as of June 30, 2014:

In thousands		June 30, 2014
Equivalent S&P Rating	Equivalent Moody’s Rating	Fair Value	Amortized Cost	Net Unrealized Gain (Loss)
AAA/AA/A	Aaa/Aa/A	$25,568	$24,934	$634
BBB	Baa	25,306	24,841	465
BB	Ba	1,249	1,272	(23)
B	B	1,943	1,894	49
CCC or lower	Caa or lower	6,801	6,195	606
NR	NR	—	—	—

Total		$60,867	$59,136	$1,731

Details of the collateral of our asset-backed securities portfolio as of June 30, 2014 are presented below:

In thousands	AAA	AA	A	BBB	BB	CCC	Fair Value	Amortized Cost	Unrealized Gain (Loss)
Auto loans	$14,698	$—	$5,762	$—	$—	$—	$20,460	$20,361	$99
Credit cards	50,166	—	6,000	—	—	—	56,166	55,907	259
Collateralized Loan Obligations	51,733	6,815	—	—	—	—	58,548	58,915	(367)
Time Share	—	—	14,506	—	—	—	14,506	14,318	188
Student Loans	1,329	—	—	—	—	—	1,329	1,311	18
Miscellaneous	5,020	—	6,500	—	—	—	11,520	11,500	20

Total	$122,946	$6,815	$32,768	$—	$—	$—	$162,529	$162,312	$217

The following table sets forth the composition of the investments categorized as commercial mortgage-backed securities in our portfolio by generally equivalent S&P and Moody’s ratings (not all securities in our portfolio are rated by both S&P and Moody’s) as of June 30, 2014:

In thousands	Equivalent Moody’s Rating	June 30, 2014
Equivalent S&P Rating		Fair Value	Amortized Cost	Net Unrealized Gain (Loss)
AAA/AA/A	Aaa/Aa/A	$184,946	$177,006	$7,940
BBB	Baa	—	—	—
BB	Ba	—	—	—
B	B	—	—	—
CCC or lower	Caa or lower	—	—	—
NR	NR	—	—	—

Total		$184,946	$177,006	$7,940

The following table sets forth the composition of the investments categorized as corporate bonds in our portfolio by generally equivalent S&P and Moody’s ratings (not all securities in our portfolio are rated by both S&P and Moody’s) as of June 30, 2014:

In thousands	Equivalent Moody’s Rating	June 30, 2014
Equivalent S&P Rating		Fair Value	Amortized Cost	Net Unrealized Gain (Loss)
AAA/AA/A	Aaa/Aa/A	$421,569	$413,335	$8,234
BBB	Baa	144,562	138,456	6,106
BB	Ba	3,302	3,229	73
B	B	—	—	—
CCC or lower	Caa or lower	—	—	—
NR	NR	—	—	—

Total		$569,433	$555,020	$14,413

The company holds non-sovereign securities, where the issuer is located in the Euro Area, an economic and monetary union of certain member states within the European Union that have adopted the Euro as their common currency. As of June 30, 2014, the fair value of such securities was $77.8 million, with an amortized cost of $76.2 million representing 3.2% of our total fixed income and equity portfolio. Our largest exposure is in France with a total of $44.2 million followed by the Netherlands with a total of $20.8 million. We have no direct material exposure to Greece, Portugal, Italy or Spain, and no direct exposure to Ukraine or Russia, for the six months ended June 30, 2014.

The following table summarizes all securities in a gross unrealized loss position as of June 30, 2014 and December, 31, 2013, showing the aggregate fair value and gross unrealized loss by the length of time those securities had continuously been in a gross unrealized loss position as well as the number of securities:

	June 30, 2014			December 31, 2013
In thousands, except # of securities	Number of Securities	Fair Value	Gross Unrealized Loss	Number of Securities	Fair Value	Gross Unrealized Loss
Fixed maturities:
U.S. Treasury bonds, agency bonds, and foreign government bonds 0-6 months	4	$15,576	$13	27	$136,360	$1,096
7-12 months	9	22,215	171	26	149,370	7,759
> 12 months	38	154,222	4,155	—	—	—

Subtotal	51	$192,013	$4,339	53	$285,730	$8,855
States, municipalities and political subdivisions 0-6 months	17	$25,239	$158	28	$40,132	$297
7-12 months	3	3,897	59	104	205,152	12,100
> 12 months	71	155,079	2,666	6	12,357	1,254

Subtotal	91	$184,215	$2,883	138	$257,641	$13,651
Agency mortgage-backed securities 0-6 months	2	$1,778	$7	39	$39,458	$434
7-12 months	—	—	—	64	77,860	3,768
> 12 months	61	77,105	1,746	9	22,784	1,814

Subtotal	63	$78,883	$1,753	112	$140,102	$6,016
Residential mortgage obligations 0-6 months	5	$1,192	$6	3	$431	$2
7-12 months	—	—	—	7	950	29
> 12 months	16	2,504	95	15	2,467	130

Subtotal	21	$3,696	$101	25	$3,848	$161
Asset-backed securities 0-6 months	4	$20,791	$24	14	$75,887	$479
7-12 months	4	34,907	357	1	203	1
> 12 months	—	—	—	—	—	—

Subtotal	8	$55,698	$381	15	$76,090	$480
Commercial mortgage-backed securities 0-6 months	2	$1,504	$1	4	$6,712	$31
7-12 months	—	—	—	2	15,098	322
> 12 months	4	15,631	130	4	774	21

Subtotal	6	$17,135	$131	10	$22,584	$374
Corporate bonds 0-6 months	14	$67,019	$197	34	$93,591	$717
7-12 months	5	6,192	33	18	55,021	2,726
> 12 months	12	40,248	929	—	—	—

Subtotal	31	$113,459	$1,159	52	$148,612	$3,443

Total fixed maturities	271	$645,099	$10,747	405	$934,607	$32,980

Equity securities - common stocks 0-6 months	5	$13,762	$929	5	$7,387	$422
7-12 months	2	376	35	2	3,538	128
> 12 months	—	—	—	—	—	—

Total common Stocks	7	$14,138	$964	7	$10,925	$550

Equity securities - preferred stocks 0-6 months	4	$3,294	$23	—	$—	$—
7-12 months	—	—	—	—	—	—
> 12 months	—	—	—	—	—	—

Total Preferred Stocks	4	$3,294	$23	—	$—	$—

We analyze the unrealized losses quarterly to determine if any are other-than-temporary. The above unrealized losses have been determined to be temporary based on our policies.

In the above table the gross unrealized loss for the greater than 12 months category consists primarily of Treasury and agency bonds, municipal bonds and agency mortgage backed securities primarily due to an increase in interest rates.

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

As of June 30, 2014 and December 31, 2013, the largest unrealized loss by a non-government backed issuer in the investment portfolio was $0.5 million and $1.1 million, respectively.

The following table sets forth the composition of the investments categorized as fixed maturities in our investment portfolio with gross unrealized losses by generally equivalent S&P and Moody’s ratings (not all of the securities are rated by S&P and Moody’s) as of June 30, 2014:

		June 30, 2014
In thousands	Equivalent Moody’s Rating	Gross Unrealized Loss		Fair Value
Equivalent S&P Rating		Amount	Percent of Total	Amount	Percent of Total
AAA/AA/A	Aaa/Aa/A	$10,491	98%	$630,350	98%
BBB	Baa	187	2%	12,399	2%
BB	Ba	37	0%	758	0%
B	B	13	0%	761	0%
CCC or lower	Caa or lower	19	0%	831	0%
NR	NR	—	0%	—	0%

Total		$10,747	100%	$645,099	100%

As of June 30, 2014, the gross unrealized losses in the table above were related to fixed maturities that are rated investment grade, which is defined as a security having an S&P rating of “BBB–” or higher, or a Moody’s rating of “Baa3” or higher, except for $0.07 million which is rated below investment grade or not rated. Unrealized losses on investment grade securities principally relate to changes in interest rates or changes in sector-related credit spreads since the securities were acquired.

The contractual maturity for fixed maturities categorized by the number of years until maturity, with a gross unrealized loss as of June 30, 2014 is presented in the following table:

	June 30, 2014
	Gross Unrealized Losses		Fair Value
In thousands	Amount	Percent of Total	Amount	Percent of Total
Due in one year or less	$417	4%	$8,486	1%
Due after one year through five years	2,009	19%	157,888	25%
Due after five years through ten years	3,877	36%	182,500	28%
Due after ten years	2,078	19%	140,813	22%
Mortgage- and asset-backed securities	2,366	22%	155,412	24%

Total	$10,747	100%	$645,099	100%

The following table summarizes the gross unrealized losses as of June 30, 2014 by length of time where the fair value is less than 80% of amortized cost:

	June 30, 2014
In thousands	Fixed Maturities	Equity Securities	Total
Less than three months	$—	$—	$—
Longer than three months and less than six months	—	465	465
Longer than six months and less than twelve months	—	—	—
Longer than twelve months	—	—	—

Total	$—	$465	$465

The following table below summarizes our activity related to OTTI losses for the periods indicated:

	Three Months Ended June 30,				Six Months Ended June 30,
	2014		2013		2014		2013
In thousands, except # of securities	Number of Securities	Amount	Number of Securities	Amount	Number of Securities	Amount	Number of Securities	Amount
Total OTTI losses:
Corporate and other bonds	—	$—	—	$—	—	$—	—	$—
Commercial mortgage-backed securities	—	—	—	—	—	—	—	—
Residential mortgage-backed securities	—	—	—	—	—	—	—	—
Asset-backed securities	—	—	—	—	—	—	—	—
Equities	—	—	—	—	—	—	2	42

Total	—	$—	—	$—	—	$—	2	$42

Less: Portion of loss in accumulated other comprehensive income (loss):
Corporate and other bonds		$—		$—		$—		$—
Commercial mortgage-backed securities		—		—		—		—
Residential mortgage-backed securities		—		—		—		—
Asset-backed securities		—		—		—		—
Equities		—		—		—		—

Total		$—		$—		$—		$—
Impairment losses recognized in earnings:
Corporate and other bonds		$—		$—		$—		$—
Commercial mortgage-backed securities		—		—		—		—
Residential mortgage-backed securities		—		—		—		—
Asset-backed securities		—		—		—		—
Equities		—		—		—		42

Total		$—		$—		$—		$42

The Company did not have OTTI losses during the three and six months ended June 30, 2014. During the six months ended June 30, 2013, we recognized OTTI losses of $0.04 million related to two equity securities. The significant inputs used to measure the amount of credit loss recognized in earnings were actual delinquency rates, default probability assumptions, severity assumptions and prepayment assumptions. Projected losses are a function of both loss severity and probability of default. Default probability and severity assumptions differ based on property type, vintage and the stress of the collateral. We do not intend to sell any of these securities and it is more likely than not that we will not be required to sell these securities before the recovery of the amortized cost basis.

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

Based on the primary foreign-denominated balances within our Lloyd’s Operations as of June 30, 2014, an assumed 5%, 10% and 15% negative currency movement would result in changes as follows:

	June 30, 2014
	USD Equivalent	Negative Currency Movement of
In millions		5%	10%	15%
Cash, cash equivalents and marketable securities at fair value	$110.2	$(2.3)	$(4.6)	$(6.9)
Premiums receivable	$39.0	$(1.8)	$(3.6)	$(5.5)
Reinsurance recoverables on paid, unpaid losses and LAE	$47.1	$(2.0)	$(3.9)	$(5.9)
Reserves for losses and loss adjustment expenses	$130.8	$5.5	$11.0	$16.5

Total		$(0.6)	$(1.1)	$(1.8)

Item 4. Controls and Procedures

(a)	The Chief Executive Officer and Chief Financial Officer of the Company have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this quarterly report. Based on such evaluation, such officers have concluded that as of the end of such period the Company’s disclosure controls and procedures are effective in identifying, on a timely basis, material information required to be disclosed in our reports filed or submitted under the Exchange Act.

(b)	There have been no changes during our second fiscal quarter in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The Navigators Group, Inc.
(Company)

Dated: August 8, 2014	By:	/s/ Ciro M. DeFalco
Ciro M. DeFalco
Senior Vice President and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit No.	Description of Exhibit
11-1	Computation of Per Share Earnings	*

31-1	Certification of CEO per Section 302 of the Sarbanes-Oxley Act	*

31-2	Certification of CFO per Section 302 of the Sarbanes-Oxley Act	*

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