Form 10-Q
period 2014-09-30
NAVIGATORS GROUP INC
filed 2014-11-07
CIK 793547

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2014

or

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

The number of common shares outstanding as of October 28, 2014 was 14,274,520.

THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	September 30,	December 31,
	2014	2013
	(Unaudited)
ASSETS
Investments and cash:
Fixed maturities, available-for-sale, at fair value (amortized cost: 2014, $2,277,384; 2013, $2,036,999)	$2,310,195	$2,047,873
Equity securities, available-for-sale, at fair value (cost: 2014, $136,762; 2013, $118,804)	163,473	143,954
Short-term investments, at fair value (amortized cost: 2014: $255,434; 2013: $296,250)	255,445	296,250
Cash	74,408	86,509

Total investments and cash	$2,803,521	$2,574,586

Premiums receivable	$363,053	$325,025
Prepaid reinsurance premiums	237,094	247,822
Reinsurance recoverable on paid losses	49,327	38,384
Reinsurance recoverable on unpaid losses and loss adjustment expenses	850,582	822,438
Deferred policy acquisition costs	76,268	67,007
Accrued investment income	15,075	13,866
Goodwill and other intangible assets	7,089	7,177
Current income tax receivable, net	2,506	9,918
Deferred income tax, net	14,531	28,187
Other assets	44,267	35,042

Total assets	$4,463,313	$4,169,452

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Reserves for losses and loss adjustment expenses	$2,168,974	$2,045,071
Unearned premiums	772,755	714,606
Reinsurance balances payable	157,900	167,252
Senior Notes	263,406	263,308
Payable for investments purchased	35,757	7,624
Accounts payable and other liabilities	67,928	69,379

Total liabilities	$3,466,720	$3,267,240

Stockholders’ equity:
Preferred stock, $.10 par value, authorized 1,000,000 shares, none issued	$—	$—
Common stock, $.10 par value, authorized 50,000,000 shares, issued 17,778,131 shares for 2014 and 17,709,876 shares for 2013	1,777	1,770
Additional paid-in capital	343,407	335,546
Treasury stock, at cost (3,511,380 shares for 2014 and 2013)	(155,801)	(155,801)
Retained earnings	768,391	692,337
Accumulated other comprehensive income	38,819	28,360

Total stockholders’ equity	$996,593	$902,212

Total liabilities and stockholders’ equity	$4,463,313	$4,169,452

The accompanying Notes to Interim Consolidated Financial Statements are an integral part of these financial statements.

THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

(In thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Gross written premiums	$327,469	$312,076	$1,099,054	$1,037,426

Revenues:
Net written premiums	$228,417	$196,556	$772,131	$664,477
Change in unearned premiums	16,950	17,339	(70,408)	(42,440)

Net earned premiums	245,367	213,895	701,723	622,037
Net investment income	15,839	14,094	48,097	41,997
Total other-than-temporary impairment losses	(41)	(1,821)	158	(1,863)
Portion of loss recognized in other comprehensive income (before tax)	41	—	(158)	—

Net other-than-temporary impairment losses recognized in earnings	—	(1,821)	—	(1,863)
Net realized gains (losses)	6,718	(988)	12,024	7,171
Other income (expense)	1,336	(210)	10,070	(507)

Total revenues	$269,260	$224,970	$771,914	$668,835

Expenses:
Net losses and loss adjustment expenses	$135,284	$125,086	$410,571	$387,576
Commission expenses	33,943	27,685	91,820	82,631
Other operating expenses	50,388	39,056	145,526	120,608
Interest expense	3,388	2,053	11,559	6,156

Total expenses	223,003	193,880	659,476	596,971

Income before income taxes	46,257	31,090	112,438	71,864

Income tax expense	15,032	9,804	36,384	22,731

Net income	$31,225	$21,286	$76,054	$49,133

Net income per common share:
Basic	$2.19	$1.50	$5.34	$3.48
Diluted	$2.14	$1.48	$5.22	$3.42

Average common shares outstanding:
Basic	14,265,260	14,144,478	14,252,910	14,120,788
Diluted	14,613,744	14,408,413	14,577,297	14,379,943

The accompanying Notes to Interim Consolidated Financial Statements are an integral part of these financial statements.

THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

(In thousands)

	Three Months Ended September 30,
	2014	2013
Net income (loss)	$31,225	$21,286

Other comprehensive income (loss):
Change in net unrealized gains (losses) on investments:
Unrealized gains (losses) on investments arising during the period, net of deferred tax of $8,231 and $2,676 in 2014 and 2013, respectively	$(15,405)	$5,003
Reclassification adjustment for net realized (gains) losses included in net income net of deferred tax of $2,581 and $322 in 2014 and 2013, respectively	4,794	598

Change in net unrealized gains (losses) on investments	$(10,611)	$5,601

Change in other-than-temporary impairments:
Non credit other-than-temporary impairments arising during the period, net of deferred tax of $14 and $30 in 2014 and 2013, respectively	$(27)	$(55)
Reclassification adjustment for non credit other-than-temporary impairment losses recognized in net income net of deferred tax of $0 in 2014 and 2013, respectively	—	—

Change in other-than-temporary impairments	$(27)	$(55)

Change in foreign currency translation gains (losses), net of deferred tax of $0 and $867 in 2014 and 2013, respectively	41	(1,370)

Other comprehensive income (loss)	$(10,597)	$4,176

Comprehensive income (loss)	$20,628	$25,462

	Nine Months Ended September 30,
	2014	2013
Net income	$76,054	$49,133

Other comprehensive income:
Change in net unrealized gains (losses) on investments:
Unrealized gains (losses) on investments arising during the period, net of deferred tax of $4,951 and $14,988 in 2014 and 2013, respectively	$9,576	$(27,780)
Reclassification adjustment for net realized (gains) losses included in net income net of deferred tax of $3,088 and $3,442 in 2014 and 2013, respectively	5,736	(6,392)

Change in net unrealized gains (losses) on investments	$15,312	$(34,172)

Change in other-than-temporary impairments:
Non credit other-than-temporary impairments arising during the period, net of deferred tax of $55 and $134 in 2014 and 2013, respectively	$103	$248
Reclassification adjustment for non credit other-than-temporary impairment losses recognized in net income net of deferred tax of $0 in 2014 and 2013, respectively	—	—

Change in other-than-temporary impairments	$103	$248

Change in foreign currency translation gains (losses), net of tax of $2,800 and $108 in 2014 and 2013, respectively	(4,956)	209

Other comprehensive income	$10,459	$(33,715)

Comprehensive income	$86,513	$15,418

The accompanying Notes to Interim Consolidated Financial Statements are an integral part of these financial statements.

THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)

(In thousands, except share amounts)

			Additional Paid-in Capital				Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Common Stock			Treasury Stock		Retained Earnings
	Shares	Amount		Shares	Amount
Balance, December 31, 2013	17,709,876	$1,770	$335,546	3,511,380	$(155,801)	$692,337	$28,360	$902,212
Net income						76,054	—	76,054
Changes in other comprehensive income:
Change in net unrealized gain (loss) on investments	—	—	—	—	—	—	15,312	15,312
Change in net non-credit other-than-temporary impairment losses	—	—	—	—	—	—	103	103
Change in foreign currency translation gain (loss)	—	—	—	—	—	—	(4,956)	(4,956)

Total other comprehensive income	—	—	—	—	—	—	10,459	10,459
Shares issued under stock plan	68,255	7	(589)	—	—	—	—	(582)
Share-based compensation	—	—	8,450	—	—	—	—	8,450

Balance, September 30, 2014	17,778,131	$1,777	$343,407	3,511,380	$(155,801)	$768,391	$38,819	$996,593

The accompanying Notes to Interim Consolidated Financial Statements are an integral part of these financial statements.

THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2014	2013
Operating activities:
Net income	$76,054	$49,133
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation & amortization	3,544	3,076
Deferred income taxes	8,500	(1,256)
Net realized (gains) losses	(12,024)	(7,171)
Net other-than-temporary losses recognized in earnings	—	1,863
Changes in assets and liabilities:
Reinsurance recoverable on paid and unpaid losses and loss adjustment expenses	(39,087)	88,177
Reserves for losses and loss adjustment expenses	123,903	(46,328)
Prepaid reinsurance premiums	11,089	(32,420)
Unearned premiums	58,920	73,829
Premiums receivable	(38,028)	(35,396)
Deferred policy acquisition costs	(9,261)	(2,166)
Accrued investment income	(1,209)	(1,159)
Reinsurance balances payable	(9,941)	14,750
Current income tax payable, net	7,080	3,316
Other	1,841	21,748

Net cash provided by (used in) operating activities	$181,381	$129,996

Investing activities:
Fixed maturities
Redemptions and maturities	$162,931	$143,591
Sales	313,218	637,176
Purchases	(718,693)	(713,450)
Equity securities
Sales	54,828	11,439
Purchases	(65,691)	(53,919)
Change in payable for securities	24,231	(64,633)
Net change in short-term investments	40,610	801
Purchase of property and equipment	(5,522)	(7,771)

Net cash provided by (used in) investing activities	$(194,088)	$(46,766)

Financing activities:
Proceeds of stock issued from employee stock purchase plan	$453	$821
Proceeds of stock issued from exercise of stock options	153	1,126

Net cash provided by (used in) financing activities	$606	$1,947

Increase (decrease) in cash	$(12,101)	$85,177
Cash at beginning of year	86,509	45,336

Cash at end of period	$74,408	$130,513

Supplemental cash information:
Income taxes paid, net	$19,864	$20,425
Interest paid	$8,084	$4,025
Issuance of stock to directors	$438	$400

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

Navigators Underwriting Agency Ltd. (“NUAL”), a Lloyd’s of London (“Lloyd’s”) underwriting agency manages Lloyd’s Syndicate 1221 (“Syndicate 1221”). Through participation in Syndicate 1221, the Company primarily underwrites marine and related lines of business along with offshore energy, construction coverage for onshore energy businesses, specialty assumed reinsurance, and professional liability insurance. The Company controlled 100% of Syndicate 1221’s stamp capacity for the 2014, 2013, and 2012 underwriting years through a wholly-owned subsidiary, Navigators Corporate Underwriters Ltd. (“NCUL”), which is referred to as a corporate name in the Lloyd’s market. In addition, the Company has established underwriting agencies in Antwerp, Belgium, Stockholm, Sweden, and Copenhagen, Denmark, as well as branches of its UK underwriting agency in Milan, Italy, Rotterdam, The Netherlands, and Paris, France, which underwrite risks pursuant to binding authorities with NUAL into Syndicate 1221.

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

Financial data by segment for the three and nine months ended September 30, 2014 and 2013 were as follows:

	Three Months Ended September 30, 2014
	Insurance	Lloyd’s
In thousands	Companies	Operations	Corporate (1)	Total
Gross written premiums	$242,482	$84,987	$—	$327,469
Net written premiums	172,484	55,933	—	228,417

Net earned premiums	182,051	63,316	—	245,367
Net losses and loss adjustment expenses	(108,425)	(26,859)	—	(135,284)
Commission expenses	(22,705)	(11,788)	550	(33,943)
Other operating expenses	(35,161)	(15,227)	—	(50,388)
Other underwriting income (expense)	656	1	(550)	107

Underwriting profit (loss)	$16,416	$9,443	—	$25,859

Net investment income	13,971	1,849	19	15,839
Net realized gains (losses)	6,673	45	—	6,718
Interest expense	—	—	(3,388)	(3,388)
Other income	(1,100)	2,329	—	1,229

Income (loss) before income taxes	$35,960	$13,666	$(3,369)	$46,257

Income tax expense (benefit)	11,489	4,787	(1,244)	15,032

Net income (loss)	$24,471	$8,879	$(2,125)	$31,225

Identifiable assets	$3,332,172	$969,834	$161,307	$4,463,313

Losses and loss adjustment expenses ratio	59.6%	42.4%		55.1%
Commission expense ratio	12.5%	18.6%		13.8%
Other operating expense ratio (2)	18.9%	24.1%		20.6%

Combined ratio	91.0%	85.1%		89.5%

(1) -	Includes Corporate segment intercompany eliminations.
(2) -	Includes Other operating expenses and Other underwriting income.

	Three Months Ended September 30, 2013
	Insurance	Lloyd’s
In thousands	Companies	Operations	Corporate (1)	Total
Gross written premiums	$227,609	$84,467	$—	$312,076
Net written premiums	149,290	47,266	—	196,556

Net earned premiums	162,962	50,933	—	213,895
Net losses and loss adjustment expenses	(95,315)	(29,771)	—	(125,086)
Commission expenses	(20,039)	(8,289)	643	(27,685)
Other operating expenses	(28,510)	(10,546)	—	(39,056)
Other income (expense)	955	(522)	(643)	(210)

Underwriting profit (loss)	$20,053	$1,805	$—	$21,858

Net investment income	12,285	1,807	2	14,094
Net realized gains (losses)	(1,890)	(919)	—	(2,809)
Interest expense	—	—	(2,053)	(2,053)

Income (loss) before income taxes	$30,448	$2,693	$(2,051)	$31,090

Income tax expense (benefit)	9,355	878	(429)	9,804

Net income (loss)	$21,093	$1,815	$(1,622)	$21,286

Identifiable assets	$3,018,100	$983,382	$73,094	$4,074,576

Losses and loss adjustment expenses ratio	58.5%	58.5%		58.5%
Commission expense ratio	12.3%	16.3%		12.9%
Other operating expense ratio (2)	16.9%	21.7%		18.4%

Combined ratio	87.7%	96.5%		89.8%

(1) -	Includes Corporate segment intercompany eliminations.
(2) -	Includes Other operating expenses and Other income.

	Nine Months Ended September 30, 2014
	Insurance	Lloyd’s
In thousands	Companies	Operations	Corporate (1)	Total
Gross written premiums	$798,009	$301,045	$—	$1,099,054
Net written premiums	580,476	191,655	—	772,131

Net earned premiums	526,347	175,376	—	701,723
Net losses and loss adjustment expenses	(323,354)	(87,217)	—	(410,571)
Commission expenses	(62,436)	(30,989)	1,605	(91,820)
Other operating expenses	(102,963)	(42,563)	—	(145,526)
Other underwriting income (expense)	2,082	20	(1,605)	497

Underwriting profit (loss)	$39,676	$14,627	$—	$54,303

Net investment income	42,553	5,488	56	48,097
Net realized gains (losses)	12,368	(344)	—	12,024
Interest expense	—	—	(11,559)	(11,559)
Other income	(1,119)	10,692	—	9,573

Income (loss) before income taxes	$93,478	$30,463	$(11,503)	$112,438

Income tax expense (benefit)	29,650	10,753	(4,019)	36,384

Net income (loss)	$63,828	$19,710	$(7,484)	$76,054

Identifiable assets	$3,332,172	$969,834	$161,307	$4,463,313

Losses and loss adjustment expenses ratio	61.4%	49.7%		58.5%
Commission expense ratio	11.9%	17.7%		13.1%
Other operating expense ratio (2)	19.2%	24.3%		20.7%

Combined ratio	92.5%	91.7%		92.3%

(1) -	Includes Corporate segment intercompany eliminations.
(2) -	Includes Other operating expenses and Other underwriting income.

	Nine Months Ended September 30, 2013
	Insurance	Lloyd’s
In thousands	Companies	Operations	Corporate (1)	Total
Gross written premiums	$757,802	$279,624	$—	$1,037,426
Net written premiums	508,989	155,488	—	664,477

Net earned premiums	473,840	148,197	—	622,037
Net losses and loss adjustment expenses	(308,968)	(78,608)	—	(387,576)
Commission expenses	(59,129)	(25,245)	1,743	(82,631)
Other operating expenses	(87,682)	(32,926)	—	(120,608)
Other income (expense)	2,303	(1,067)	(1,743)	(507)

Underwriting profit (loss)	$20,364	$10,351	$—	$30,715

Net investment income	36,751	5,237	9	41,997
Net realized gains (losses)	6,001	(697)	4	5,308
Interest expense	—	—	(6,156)	(6,156)

Income (loss) before income taxes	$63,116	$14,891	$(6,143)	$71,864

Income tax expense (benefit)	19,554	5,120	(1,943)	22,731

Net income (loss)	$43,562	$9,771	$(4,200)	$49,133

Identifiable assets	$3,018,100	$983,382	$73,094	$4,074,576

Losses and loss adjustment expenses ratio	65.2%	53.0%		62.3%
Commission expense ratio	12.5%	17.0%		13.3%
Other operating expense ratio (2)	18.0%	23.0%		19.5%

Combined ratio	95.7%	93.0%		95.1%

(1) -	Includes Corporate segment intercompany eliminations.
(2) -	Includes Other operating expenses and Other income.

The following tables provide additional financial data by segment for the three and nine months ended September 30, 2014 and 2013:

	Three Months ended Sept. 30,			Nine Months ended Sept. 30,
In thousands	2014	2013	Change	2014	2013	Change
Gross Written Premiums:
Insurance Companies:
Marine	$38,726	$38,912	-0.5%	$139,078	$132,836	4.7%
Property Casualty	174,868	156,228	11.9%	572,821	527,287	8.6%
Professional Liability	28,888	32,469	-11.0%	86,110	97,679	-11.8%

	242,482	227,609	6.5%	798,009	757,802	5.3%
Lloyd’s Operations:
Marine	38,568	36,009	7.1%	147,530	135,546	8.8%
Property Casualty	31,172	35,869	-13.1%	101,413	102,144	-0.7%
Professional Liability	15,247	12,589	21.1%	52,102	41,934	24.2%

	84,987	84,467	0.6%	301,045	279,624	7.7%

Total	$327,469	$312,076	4.9%	$1,099,054	$1,037,426	5.9%

	Three Months ended Sept. 30,			Nine Months ended Sept. 30,
	2014	2013	Change	2014	2013	Change
Net Written Premiums:
Insurance Companies:
Marine	$24,166	$26,437	-8.6%	$100,647	$94,944	6.0%
Property Casualty	126,665	97,553	29.8%	418,659	338,215	23.8%
Professional Liability	21,653	25,300	-14.4%	61,170	75,830	-19.3%

	172,484	149,290	15.5%	580,476	508,989	14.0%
Lloyd’s Operations:
Marine	32,245	26,795	20.3%	113,938	100,413	13.5%
Property Casualty	13,758	13,761	0.0%	44,684	33,254	34.4%
Professional Liability	9,930	6,710	48.0%	33,033	21,821	51.4%

	55,933	47,266	18.3%	191,655	155,488	23.3%

Total	$228,417	$196,556	16.2%	$772,131	$664,477	16.2%

	Three Months ended Sept. 30,			Nine Months ended Sept. 30,
	2014	2013	Change	2014	2013	Change
Net Earned Premiums:
Insurance Companies:
Marine	$31,123	$31,490	-1.2%	$95,635	$100,013	-4.4%
Property Casualty	129,547	105,759	22.5%	365,068	297,954	22.5%
Professional Liability	21,381	25,713	-16.8%	65,644	75,873	-13.5%

	182,051	162,962	11.7%	526,347	473,840	11.1%
Lloyd’s Operations:
Marine	39,368	34,264	14.9%	110,468	102,932	7.3%
Property Casualty	12,980	10,472	23.9%	37,401	26,913	39.0%
Professional Liability	10,968	6,197	77.0%	27,507	18,352	49.9%

	63,316	50,933	24.3%	175,376	148,197	18.3%

Total	$245,367	$213,895	14.7%	$701,723	$622,037	12.8%

The Insurance Companies net earned premiums include $8.9 million and $13.9 million of net earned premiums from the U.K. Branch for the three months ended September 30, 2014 and 2013, respectively, and $31.0 million and $36.7 million of net earned premiums from the U.K. Branch for the nine months ended September 30, 2014 and 2013, respectively.

Note 3. Reinsurance Ceded

The Company’s ceded earned premiums were $107.6 million and $114.2 million for the three months ended September 30, 2014 and 2013 and $336.7 million and $340.5 million for the nine months ended September 30, 2014 and 2013, respectively.

The Company’s ceded incurred losses were $58.7 million and $(37.0) million for the three months ended September 30, 2014 and 2013 and $170.4 million and $94.1 million for the nine months ended September 30, 2014 and 2013, respectively.

The following table lists the Company’s 20 largest reinsurers measured by the amount of reinsurance recoverable for ceded losses, LAE and ceded unearned premium (constituting 76.6% of the total recoverable), together with the reinsurance recoverable and collateral as of September 30, 2014, and the reinsurers’ ratings from A.M. Best Company (“A.M. Best”) or Standard & Poor’s (“S&P”):

	Reinsurance Recoverables
	Unearned	Paid/Unpaid		Collateral
In thousands	Premium	Losses	Total (1)	Held (2)	A.M. Best	S&P
National Indemnity Company	32,242	$121,079	$153,321	$25,254	A++	AA+
Everest Reinsurance Company	21,240	75,201	96,441	7,014	A+	A+
Transatlantic Reinsurance Company	13,544	77,611	91,155	4,616	A	A+
Swiss Reinsurance America Corporation	19,776	63,823	83,599	13,336	A+	AA-
Munich Reinsurance America Inc.	9,810	65,695	75,505	6,074	A+	AA-
Allied World Reinsurance	9,804	36,819	46,623	1,834	A	A
Lloyd’s Syndicate #2003	3,869	39,976	43,845	5,030	A	A+
Partner Reinsurance Europe	10,123	29,508	39,631	19,146	A+	A+
Employers Mutual Casualty Company	11,848	20,187	32,035	11,298	A	NR
Scor Global P&C SE	10,030	19,711	29,741	7,483	A	A+
Tower Insurance Company	—	20,923	20,923	2,408	B-	NR
Ironshore Indemnity Inc.	7,242	13,313	20,555	9,793	A	NR
Ace Property and Casualty Insurance Company	10,900	9,562	20,462	2,717	A++	AA
Atlantic Specialty Insurance	3,085	16,714	19,799	—	A	A-
QBE Reinsurance Corp	3,466	15,322	18,788	—	A	A+
Aspen Insurance UK Ltd.	8,100	9,475	17,575	4,944	A	A
Validus Reinsurance Ltd.	2,164	14,887	17,051	13,456	A	A
Odyssey American Reinsurance Corporation	3,106	12,580	15,686	1,916	A	A-
Endurance Reinsurance Corporation	5,529	9,625	15,154	1,814	A	A
Lloyd’s Syndicate #4000	19	14,579	14,598	98	A	A+

Top 20 Reinsurers	$185,897	$686,590	$872,487	$138,231
Others	51,197	213,319	264,516	78,930

Total	$237,094	$899,909	$1,137,003	$217,161

(1) -	Net of reserve for uncollectible reinsurance of approximately $11.3 million.
(2) -	Collateral of $217.2 million consists of $157.9 million in ceded balances payable, $53.4 million in letters of credit, and $5.9 million of other balances held by the Company’s Insurance Companies and Lloyd’s Operations.

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

The amounts charged to expense for stock-based compensation for the three and nine months ended September 30, 2014 and 2013 are presented in the following table:

	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
In thousands	2014	2013	2014	2013
Restricted stock units	$4,081	$17	$8,450	$3,491
Directors restricted stock grants (1)	100	103	300	309
Employee stock purchase plan	86	55	160	102

Total stock based compensation	$4,267	$175	$8,910	$3,902

(1) -	Relates to non-employee directors serving on the Parent Company’s Board of Directors, all of whom have been elected by the Company’s stockholders, as well as non-employee directors serving on NUAL’s Board of Directors .

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

The Company provides letters of credit and posts cash to Lloyd’s to support its participation in Syndicate 1221’s stamp capacity. If Syndicate 1221 increases its stamp capacity and the Company participates in the additional stamp capacity, or if Lloyd’s changes the capital requirements, the Company may be required to supply additional collateral acceptable to Lloyd’s. If the Company is unwilling or unable to provide additional acceptable collateral, the Company will be required to reduce its participation in the stamp capacity of Syndicate 1221. Refer to Note 10, Credit Facilities, for additional information.

Note 6. Income Taxes

The Company is subject to the tax laws and regulations of the United States (“U.S.”) and the foreign countries in which it operates. The Company files a consolidated U.S. Federal tax return, which includes all domestic subsidiaries and the United Kingdom (“U.K.”) Branch. The income from the foreign operations is designated as either U.S. connected income or non-U.S. connected income. Lloyd’s is required to pay U.S. income tax on U.S. connected income written by Lloyd’s syndicates. Lloyd’s and the Internal Revenue Service (“IRS”) have entered into an agreement whereby the amount of tax due on U.S. connected income is calculated by Lloyd’s and remitted directly to the IRS. These amounts are then charged to the corporate member in proportion to its participation in the relevant syndicates. The Company’s corporate member is subject to this agreement and receives U.K. tax credits in the U.K. for any U.S. income tax incurred up to the U.K. income tax charged on the U.S. connected income. The non-U.S. connected insurance income would generally constitute taxable income under the Subpart F income section of the U.S. Internal Revenue Code (“Subpart F”) since less than 50% of Syndicate 1221’s premiums are derived within the U.K. and would therefore be subject to U.S. taxation when the Lloyd’s year of account closes. Taxes are accrued at a 35% rate on the Company’s foreign source insurance income and foreign tax credits, where available, are utilized to offset U.S. tax as permitted. The Company’s effective tax rate for Syndicate 1221 taxable income could substantially exceed 35% to the extent the Company is unable to offset U.S. taxes paid under Subpart F tax regulations with U.K. tax credits on future underwriting year distributions. U.S. taxes were not accrued on the earnings of the Company’s foreign agencies in previous years as these earnings were subject to the active financing exception and were not includable as Subpart F income. Certain provisions of Subpart F expired for years after December 31, 2013; therefore, since January 1, 2014 these earnings have been taxable in the U.S. at the 35% tax rate. The impact of this change has been calculated and properly considered for the period ended September 30, 2014.

The Company has not provided for U.S. income taxes on approximately $21.2 million of undistributed earnings of its non-U.S. subsidiaries since it is intended that those earnings will be reinvested indefinitely in those subsidiaries. If a future determination is made that those earnings no longer are intended to be reinvested indefinitely in those subsidiaries, U.S. income taxes of approximately $2.2 million, assuming all foreign tax credits are realized, would be included in the tax provision at that time and would be payable if those earnings were distributed to the Company.

Unrecognized tax benefits are differences between tax positions taken in the tax returns and benefits recognized in the financial statements. The Company has no unrecognized tax benefits as of September 30, 2014 and 2013. The Company did not incur any interest or penalties related to unrecognized tax benefits for the three and nine months ended September 30, 2014 and 2013. The Company currently is under examination by the Internal Revenue Service for taxable years 2010, 2011, and 2012 and generally is subject to U.S. Federal, state or local or foreign tax examinations by tax authorities for 2009 and subsequent years.

The Company recorded income tax expense of $15.0 million and $36.4 million for the three and nine months ended September 30, 2014 compared to $9.8 million and $22.7 million for the same period in 2013, resulting in an effective tax rate of 32.5% and 32.4% for the three and nine months ended September 30, 2014 and 31.5% and 31.6% for the comparable periods in 2013.

The Company had state and local deferred tax assets amounting to potential future tax benefits of $0.4 million and $0.6 million as of September 30, 2014 and December 31, 2013, respectively. Included in the deferred tax assets are state and local net operating loss carry-forwards of $0.1 million as of September 30, 2014 and December 31, 2013. A valuation allowance was established for the full amount of these potential future tax benefits due to the uncertainty associated with their realization. The Company’s state and local tax carry-forwards as of September 30, 2014 expire from 2024 to 2032.

Note 7. Senior Notes due October 15, 2023

On October 4, 2013, the Company completed a public debt offering of $265 million principal amount of 5.75% Senior Notes (“5.75% Senior Notes”) and received net proceeds of $263 million. The principal amount of the Senior Notes is payable in one single installment on October 15, 2023. The Company used a portion of the proceeds of the 5.75% Senior Notes for the redemption of the 7.0% Senior Notes due May 1, 2016 (“7.0% Senior Notes”). The Company incurred a charge of $17.9 million for the payment of call premium in connection with the redemption of the 7.0% Senior Notes. The 5.75% Senior Notes liability as of September 30, 2014 and December 31, 2013 was $263.4 million and $263.3 million, respectively. The unamortized discount as of September 30, 2014 was $1.6 million.

The fair value of the 5.75% Senior Notes as of September 30, 2014 and December 31, 2013 was $290.4 million and $277.6 million, respectively. The fair value was determined using quoted prices for similar instruments in active markets and is classified as Level 2 within the fair value hierarchy as defined by the accounting guidance for fair value measurements.

Interest is payable on the 5.75% Senior Notes each April 15 and October 15. The effective interest rate related to the 5.75% Senior Notes, based on the proceeds net of discount and all issuance costs, is approximately 5.86%. Interest expense on the 5.75% Senior Notes totaled $3.4 million and $11.6 million for the three and nine months ended September 30, 2014, respectively. Interest expense on the 7.0% Senior Notes for the three and nine months ended September 30, 2013 was approximately $2.1 million and $6.1 million, respectively.

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

The terms of the 5.75% Senior Notes contain various restrictive business and financial covenants, including a restriction on indebtedness, and other restrictions typical for debt obligations of this type, including limitations on mergers, liens and dispositions of the common stock of certain subsidiaries. As of September 30, 2014, the Company was in compliance with all such covenants.

Note 8. Commitments and Contingencies

The State of Connecticut (“the State”) awarded the Company up to $11.5 million ($8.0 million in loans and $3.5 million in grants) as an incentive to move its corporate headquarters to Stamford, Connecticut. The loan is non-interest bearing, has a term of 10 years and is subject to forgiveness under conditions of the agreement with the State. The amount of the assistance to be received is dependent on the Company reaching certain milestones for creation of new jobs over a five-year period, and the funds are to be used to offset certain equipment purchases, facility costs, training of employees and other eligible project-related costs. The Company completed the move to Stamford in September 2013 and received $7.5 million for reaching the first job milestone. Earning of the grant and forgiveness of the loan is subject to certain conditions, including maintaining the required jobs for an extended period of time. As of September 30, 2014, the length of time commitment has not been met. However, the Company expects to meet all the conditions to keep the amount of assistance received to date, and accordingly, is recognizing the assistance received over the period in which the Company recognizes the expenses for which the assistance is intended to compensate as a reduction of such expenses. The Company recognized $0.3 million and $0.8 million of the assistance for the three and nine months ended September 30, 2014, respectively. As of September 30, 2014 and December 31, 2013, the Company has deferred revenue of $6.4 million and $7.2 million, respectively, which is included in other liabilities.

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

Note 9. Investments

The following tables set forth the Company’s cash and investments as of September 30, 2014 and December 31, 2013. The table below includes other-than-temporarily impaired (“OTTI”) securities recognized within accumulated other comprehensive income (“AOCI”).

	September 30, 2014
In thousands	Fair Value	Gross Unrealized Gains	Gross Unrealized (Losses)	Cost or Amortized Cost
Fixed maturities:
U.S. Treasury bonds, agency bonds and foreign government bonds	$414,348	$2,712	$(6,215)	$417,851
States, municipalities and political subdivisions	550,327	16,585	(1,360)	535,102
Mortgage-backed and asset-backed securities:
Agency mortgage-backed securities	296,198	7,201	(2,363)	291,360
Residential mortgage obligations	34,738	1,238	(133)	33,633
Asset-backed securities	195,180	414	(519)	195,285
Commercial mortgage-backed securities	210,712	6,244	(588)	205,056

Subtotal	$736,828	$15,097	$(3,603)	$725,334
Corporate bonds	608,692	11,945	(2,350)	599,097

Total fixed maturities	$2,310,195	$46,339	$(13,528)	$2,277,384
Equity securities - common stocks	113,250	26,251	(772)	87,771
Equity securities - Preferred stocks	50,223	1,481	(249)	48,991
Short-term investments	255,445	11	—	255,434
Cash	74,408	—	—	74,408

Total	$2,803,521	$74,082	$(14,549)	$2,743,988

	December 31, 2013
In thousands	Fair Value	Gross Unrealized Gains	Gross Unrealized (Losses)	Cost or Amortized Cost
Fixed maturities:
U.S. Treasury bonds, agency bonds and foreign government bonds	$441,685	$2,854	$(8,855)	$447,686
States, municipalities and political subdivisions	460,422	9,298	(13,651)	464,775
Mortgage-backed and asset-backed securities:
Agency mortgage-backed securities	301,274	6,779	(6,016)	300,511
Residential mortgage obligations	41,755	1,212	(161)	40,704
Asset-backed securities	125,133	653	(480)	124,960
Commercial mortgage-backed securities	172,750	7,656	(374)	165,468

Subtotal	$640,912	$16,300	$(7,031)	$631,643
Corporate bonds	504,854	15,402	(3,443)	492,895

Total fixed maturities	$2,047,873	$43,854	$(32,980)	$2,036,999
Equity securities - common stocks	143,954	25,700	(550)	118,804
Short-term investments	296,250	—	—	296,250
Cash	86,509	—	—	86,509

Total	$2,574,586	$69,554	$(33,530)	$2,538,562

As of September 30, 2014 and December 31, 2013, fixed maturities for which non-credit OTTI was previously recognized and included in other accumulated comprehensive income are now in an unrealized gains position of $0.7 million and $0.5 million, respectively.

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

The contractual maturity dates for fixed maturities categorized by the number of years until maturity as of September 30, 2014 are shown in the following table:

	September 30, 2014
	Fair	Amortized
In thousands	Value	Cost
Due in one year or less	$57,455	$57,822
Due after one year through five years	768,839	761,771
Due after five years through ten years	376,070	370,373
Due after ten years	371,003	362,084
Mortgage- and asset-backed securities	736,828	725,334

Total	$2,310,195	$2,277,384

Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Due to the periodic repayment of principal, the mortgage-backed and asset-backed securities are estimated to have an effective maturity of approximately 4.5 years.

The following table shows the amount and percentage of the Company’s fixed maturities as of September 30, 2014 by S&P credit rating or, if an S&P rating is not available, the equivalent Moody’s Investor Services (“Moody’s”) rating. The table includes fixed maturities at fair value, and the total rating is the weighted average quality rating.

	September 30, 2014
In thousands	Rating	Fair Value	Percent of Total
Rating description:
Extremely strong	AAA	$446,347	19%
Very strong	AA	1,067,305	46%
Strong	A	623,183	27%
Adequate	BBB	159,354	7%
Speculative	BB & Below	13,534	1%
Not rated	NR	472	0%

Total	AA	$2,310,195	100%

The following table summarizes all securities in a gross unrealized loss position as of September 30, 2014 and December 31, 2013, showing the aggregate fair value and gross unrealized loss by the length of time those securities had continuously been in a gross unrealized loss position as well as the relevant number of securities.

	September 30, 2014			December 31, 2013
In thousands, except # of securities	Number of Securities	Fair Value	Gross Unrealized Loss	Number of Securities	Fair Value	Gross Unrealized Loss
Fixed maturities:
U.S. Treasury bonds, agency bonds, and foreign government bonds
0-6 months	19	$110,580	$608	27	$136,360	$1,096
7-12 months	9	21,694	727	26	149,370	7,759
> 12 months	36	131,073	4,880	—	—	—

Subtotal	64	$263,347	$6,215	53	$285,730	$8,855
States, municipalities and political subdivisions
0-6 months	18	$31,874	$189	28	$40,132	$297
7-12 months	1	3,137	78	104	205,152	12,100
> 12 months	39	85,851	1,093	6	12,357	1,254

Subtotal	58	$120,862	$1,360	138	$257,641	$13,651
Agency mortgage-backed securities
0-6 months	5	$42,373	$230	39	$39,458	$434
7-12 months	2	1,636	12	64	77,860	3,768
> 12 months	61	74,476	2,121	9	22,784	1,814

Subtotal	68	$118,485	$2,363	112	$140,102	$6,016
Residential mortgage obligations
0-6 months	6	$5,295	$43	3	$431	$2
7-12 months	—	—	—	7	950	29
> 12 months	14	1,816	90	15	2,467	130

Subtotal	20	$7,111	$133	25	$3,848	$161
Asset-backed securities
0-6 months	16	$93,871	$200	14	$75,887	$479
7-12 months	3	9,930	28	1	203	1
> 12 months	2	31,663	291	—	—	—

Subtotal	21	$135,464	$519	15	$76,090	$480
Commercial mortgage-backed securities
0-6 months	9	$48,884	$408	4	$6,712	$31
7-12 months	—	—	—	2	15,098	322
> 12 months	4	15,539	180	4	774	21

Subtotal	13	$64,423	$588	10	$22,584	$374
Corporate bonds
0-6 months	59	$218,185	$1,016	34	$93,591	$717
7-12 months	6	8,006	124	18	55,021	2,726
> 12 months	11	36,689	1,210	—	—	—

Subtotal	76	$262,880	$2,350	52	$148,612	$3,443

Total fixed maturities	320	$972,572	$13,528	405	$934,607	$32,980

Equity securities - common stocks
0-6 months	5	$15,496	$309	5	$7,387	$422
7-12 months	1	3,940	433	2	3,538	128
> 12 months	1	214	30	—	—	—

Total common Stocks	7	$19,650	$772	7	$10,925	$550

Equity securities - preferred stocks
0-6 months	19	$21,383	$249	—	$—	$—
7-12 months	—	—	—	—	—	—
> 12 months	—	—	—	—	—	—

Total Preferred Stocks	19	$21,383	$249	—	$—	$—

As of September 30, 2014 and December 31, 2013, the largest unrealized loss by a non-government backed issuer in the investment portfolio was $0.6 million and $1.1 million, respectively.

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

The table below summarizes the Company’s activity related to OTTI losses for the periods indicated:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2014		2013		2014		2013
In thousands, except # of securities	Number of Securities	Amount	Number of Securities	Amount	Number of Securities	Amount	Number of Securities	Amount
Total OTTI losses:
Corporate and other bonds	—	$—	1	$1,821	—	$—	1	$1,821
Commercial mortgage-backed securities	—	—	—	—	—	—	—	—
Residential mortgage-backed securities	31	41	—	—	31	(158)	—	—
Asset-backed securities	—	—	—	—	—	—	—	—
Equities	—	—	—	—	—	—	2	42

Total	31	$41	1	$1,821	31	$(158)	3	$1,863

Less: Portion of loss in accumulated other comprehensive income (loss):
Corporate and other bonds		$—		$—		$—		$—
Commercial mortgage-backed securities		—		—		—		—
Residential mortgage-backed securities		41		—		(158)		—
Asset-backed securities		—		—		—		—
Equities		—		—		—		—

Total		$41		$—		$(158)		$—

Impairment losses recognized in earnings:
Corporate and other bonds		$—		$1,821		$—		$1,821
Commercial mortgage-backed securities		—		—		—		—
Residential mortgage-backed securities		—		—		—		—
Asset-backed securities		—		—		—		—
Equities		—		—		—		42

Total		$—		$1,821		$—		$1,863

The following table summarizes the cumulative amounts related to the Company’s credit loss portion of the OTTI losses on fixed maturities for the three and nine months ended September 30, 2014 and 2013. The Company does not intend to sell and it is more likely than not that it will not be required to sell the securities, prior to recovery of the amortized cost basis and for which the non-credit loss portion is included in AOCI.

	Three Months Ended September 30,		Nine Months Ended September 30,
In thousands	2014	2013	2014	2013
Beginning balance	$4,183	$2,362	$4,183	$2,362
Additions for credit loss impairments recognized in the current period on securities not previously impaired	—	1,821	—	1,821
Additions for credit loss impairments recognized in the current period on securities previously impaired	—	—	—	—
Reductions for credit loss impairments previously recognized on securities sold during the period	(1,457)	—	(1,457)	—

Ending balance	$2,726	$4,183	$2,726	$4,183

As of September 30, 2014, there were no investments with a fair value of less than 80% of amortized cost.

The contractual maturity dates for fixed maturities categorized by the number of years until maturity, with a gross unrealized loss as of September 30, 2014 is presented in the following table:

	September 30, 2014
	Gross Unrealized Losses		Fair Value
In thousands	Amount	Percent of Total	Amount	Percent of Total
Due in one year or less	$836	6%	$11,737	1%
Due after one year through five years	4,374	32%	370,199	38%
Due after five years through ten years	3,723	28%	162,429	17%
Due after ten years	992	7%	102,724	11%
Mortgage- and asset-backed securities	3,603	27%	325,483	33%

Total	$13,528	100%	$972,572	100%

The Company’s net investment income was derived from the following sources:

	Three Months Ended September 30,		Nine Months Ended September 30,
In thousands	2014	2013	2014	2013
Fixed maturities	$14,401	$13,399	$42,540	$40,142
Equity securities	1,956	1,315	7,160	3,603
Short-term investments	225	187	686	575

Total investment income	$16,582	$14,901	$50,386	$44,320
Investment expenses	(743)	(807)	(2,289)	(2,323)

Net investment income	$15,839	$14,094	$48,097	$41,997

The change in net unrealized gains and losses, inclusive of the change in the non-credit portion of other-than-temporary impairment losses, consisted of:

	Nine Months Ended September 30,
In thousands	2014	2013
Fixed maturities	$21,948	$(63,771)
Equity securities	1,561	11,551

Gross unrealized gains (losses)	$23,509	$(52,220)
Deferred income tax	8,094	(18,296)

Change in net unrealized gains (losses), net	$15,415	$(33,924)

Realized gains and losses, excluding net OTTI losses recognized in earnings, for the periods indicated were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
In thousands	2014	2013	2014	2013
Fixed maturities:
Gains	$3,702	$1,099	$8,682	$6,035
Losses	(1,645)	(2,087)	(3,752)	(2,470)

Fixed maturities, net	$2,057	$(988)	$4,930	$3,565
Equity securities:
Gains	$6,109	$—	$9,445	$3,733
Losses	(1,448)	—	(2,351)	(127)

Equity securities, net	$4,661	$—	$7,094	$3,606

Net realized gains (losses)	$6,718	$(988)	$12,024	$7,171

The following tables present, for each of the fair value hierarchy levels as defined by the accounting guidance for fair value measurements and described below, the Company’s fixed maturities and equity securities by asset class that are measured at fair value on a recurring basis as of September 30, 2014 and December 31, 2013:

	September 30, 2014
In thousands	Level 1	Level 2	Level 3	Total
Fixed maturities:
U.S. Treasury bonds, agency bonds and foreign government bonds	$177,933	$236,415	$—	$414,348
States, municipalities and political subdivisions	—	550,327	—	550,327
Mortgage-backed and asset-backed securities:
Agency mortgage-backed securities	—	296,198	—	296,198
Residential mortgage obligations	—	34,738	—	34,738
Asset-backed securities	—	195,180	—	195,180
Commercial mortgage-backed securities	—	210,712	—	210,712

Subtotal	$—	$736,828	$—	$736,828
Corporate bonds	—	608,692	—	608,692

Total fixed maturities	$177,933	$2,132,262	$—	$2,310,195
Equity securities - common stocks	113,250	—	—	113,250
Equity securities - preferred stocks	—	50,223	—	50,223

Total	$291,183	$2,182,485	$—	$2,473,668

	December 31, 2013
In thousands	Level 1	Level 2	Level 3	Total
Fixed maturities:
U.S. Treasury bonds, agency bonds and foreign government bonds	$242,379	$199,306	$—	$441,685
States, municipalities and political subdivisions	—	460,422	—	460,422
Mortgage-backed and asset-backed securities:
Agency mortgage-backed securities	—	301,274	—	301,274
Residential mortgage obligations	—	41,755	—	41,755
Asset-backed securities	—	125,133	—	125,133
Commercial mortgage-backed securities	—	172,750	—	172,750

Subtotal	$—	$640,912	$—	$640,912
Corporate bonds	—	500,447	4,407	504,854

Total fixed maturities	$242,379	$1,801,087	$4,407	$2,047,873
Equity securities - common stocks	143,954	—	—	143,954

Total	$386,333	$1,801,087	$4,407	$2,191,827

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

The Company did not have any significant transfers between Level 1 and 2 as of September 30, 2014 and September 30, 2013.

As of September 30, 2014, the Company did not have any Level 3 assets.

The following tables present a reconciliation of the beginning and ending balances of all investments measured at fair value using Level 3 inputs during the nine months ended September 30, 2014.

	Nine Months Ended September 30, 2014
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

The level 3 security was valued using unobservable inputs based on a proxy of a security of similar duration in which market quotations are available.

As of September 30, 2014 and December 31, 2013, the Company did not have a concentration of greater than 5% of invested assets in a single non-U.S. government-backed issuer.

Note 10. Credit Facilities

On November 22, 2012, the Company entered into a $165 million credit facility agreement with ING Bank N.V., London Branch, individually and as Administrative Agent, and a syndicate of lenders. The new credit facility amended and restated a $165 million letter of credit facility entered into by the parties on March 28, 2011. The credit facility, which is denominated in U.S. dollars, is utilized to fund participation in Syndicate 1221 through letters of credit for the 2014 and 2013 underwriting years, as well as open prior years. The letters of credit issued under the facility can be denominated in British pounds and their aggregate face amount will fluctuate based on exchange rates. If any letters of credit remain outstanding under the facility after December 31, 2014, the Company would be required to post additional collateral to secure the remaining letters of credit. As of September 30, 2014, letters of credit with an aggregate face amount of $150.8 million were outstanding under the credit facility and the Company had $1.0 million of cash collateral posted.

This credit facility contains customary covenants for facilities of this type, including restrictions on indebtedness and liens, limitations on mergers, dividends and the sale of assets, and requirements as to maintaining certain consolidated tangible net worth, statutory surplus and other financial ratios. The credit facility also provides for customary events of default, including failure to pay principal, interest or fees when due, failure to comply with covenants, any representation or warranty made by the Company being false in any material respect, default under certain other indebtedness, certain insolvency or receivership events affecting the Company and its subsidiaries, the occurrence of certain material judgments, or a change in control of the Company. The letter of credit facility is secured by a pledge of the stock of certain insurance subsidiaries of the Company. To the extent the aggregate face amount issued under the credit facility exceeds the commitment amount, the Company is required to post collateral with the lead bank of the consortium. The Company was in compliance with all covenants under the credit facility as of September 30, 2014.

The applicable margin and applicable fee rate payable under the credit facility are based on a tiered schedule that is based on the Company’s then-current ratings issued by S&P and A.M. Best with respect to the Company’s Senior Notes without third-party credit enhancement, and the amount of the Company’s own collateral utilized to fund its participation in Syndicate 1221.

On November 6, 2014 Navigators Underwriting Agency Limited entered into a second credit facility for $8.0 million Australian Dollars with Barclays Bank PLC to fund its participation in Syndicate 1221. The facility is used to fund Australian underwriting obligations for the 2014 and prior underwriting years. The facility contains customary covenants for facilities of this type, including a restriction on future encumbrances that are outside the ordinary course of business, and a requirement to maintain at least £75 million of Funds at Lloyd’s. As of November 6, 2014 the Company was in compliance with all covenants. Interest is payable on the facility at a rate of 2% per annum above a floating rate tied to the average mid-rate for Australian bills of exchange administered by the Australian Financial Markets Association. The facility may be cancelled by either party after providing written notice.

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

Navigators Underwriting Agency Ltd. (“NUAL”), a Lloyd’s of London (“Lloyd’s”) underwriting agency manages Syndicate 1221. Through our participation in Syndicate 1221, we primarily underwrite marine and related lines of business along with offshore energy, construction coverage for onshore energy businesses, specialty assumed reinsurance, and professional liability insurance. We have controlled 100% of Syndicate 1221’s stamp capacity for the 2014, 2013, and 2012 underwriting years through our wholly-owned subsidiary, Navigators Corporate Underwriters Ltd. (“NCUL”), which is referred to as a corporate name in the Lloyd’s market. In addition, we have also established underwriting agencies in Antwerp, Belgium, Stockholm, Sweden, and Copenhagen, Denmark, as well as branches of our UK underwriting agency in Milan, Italy, Rotterdam, The Netherlands, and Paris, France, which underwrite risks pursuant to binding authorities with NUAL into Syndicate 1221.

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

We have significant natural catastrophe exposures throughout the world. We estimate that our largest exposure to loss from a single natural catastrophe event comes from a hurricane on the east coast of the United States. As of September 30, 2014, we estimate that our probable maximum pre-tax gross and net loss exposure from such a hurricane event would be approximately $101.6 million and $38.5 million, respectively, including the cost of reinsurance reinstatement premiums (“RRPs”).

Like all catastrophe exposure estimates, the foregoing estimate of our probable maximum loss is inherently uncertain. This estimate is highly dependent upon numerous assumptions and subjective underwriting judgments. Examples of significant assumptions and judgments related to such an estimate include the intensity and location of the hurricane, the various types of the insured risks exposed to the event at the time the event occurs and the estimated costs or damages incurred for each insured risk. The composition of our portfolio also makes such estimates challenging due to the non-static nature of the exposures covered under our policies in lines of business such as cargo and hull. There can be no assurances that the gross and net loss amounts that we could incur in such an event or in any natural catastrophe event would not be materially higher than the estimates discussed above given the significant uncertainties with respect to such an estimate. Moreover, our portfolio of insured risks changes dynamically over time and there can be no assurance that our probable maximum loss will not change materially over time.

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

RESULTS OF OPERATIONS

The following is a discussion and analysis of our consolidated and segment results of operations for the three and nine months ended September 30, 2014 and 2013. Our financial results are presented on the basis of U.S. GAAP. However, in presenting our financial results, we discuss our performance with reference to operating earnings, book value per share, underwriting profit or loss, and the combined ratio, all of which are non-GAAP financial measures of performance and/or underwriting profitability. Operating earnings is calculated as net income less after-tax net realized gains (losses), net OTTI losses recognized in earnings, and after-tax foreign exchange gains and losses resulting from foreign currency transactions (transactions denominated in a currency other than the entity’s functional currency) and translation adjustments (translation of foreign currency denominated assets and liabilities into the entity’s functional currency). Book value per share is calculated by dividing stockholders’ equity by the number of outstanding shares at any period end. Underwriting profit or loss is calculated from net earned premiums, less the sum of net losses and LAE, commission expenses, other operating expenses and other underwriting income (expense). The combined ratio is derived by dividing the sum of net losses and LAE, commission expenses, other operating expenses and other underwriting income (expense) by net earned premiums. A combined ratio of less than 100% indicates an underwriting profit and greater than 100% indicates an underwriting loss. We consider such measures, which may be defined differently by other companies, to be important in the understanding of our overall results of operations by highlighting the underlying profitability of our insurance business.

Summary of Consolidated Results

The following table presents a summary of our consolidated financial results for the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended September 30,		Nine Months Ended September 30,		Percentage Change
In thousands, except for per share amounts	2014	2013	2014	2013	QTD	YTD
Gross written premiums	$327,469	$312,076	$1,099,054	$1,037,426	4.9%	5.9%
Net written premiums	228,417	196,556	772,131	664,477	16.2%	16.2%

Total revenues	269,260	224,970	771,914	668,835	19.7%	15.4%
Total expenses	223,003	193,880	659,476	596,971	15.0%	10.5%

Pre-tax income (loss)	$46,257	$31,090	$112,438	$71,864	48.8%	56.5%
Provision (benefit) for income taxes	15,032	9,804	36,384	22,731	53.3%	60.1%

Net income (loss)	$31,225	$21,286	$76,054	$49,133	46.7%	54.8%

Net income (loss) per common share:
Basic	$2.19	$1.50	$5.34	$3.48
Diluted	$2.14	$1.48	$5.22	$3.42

Net income for the three months ended September 30, 2014 was $31.2 million or $2.14 per diluted share compared to $21.3 million or $1.48 per diluted share for the three months ended September 30, 2013. Operating earnings for the three months ended September 30, 2014 were $26.1 million or $1.79 per diluted share compared to $23.1 million or $1.60 per diluted share for the comparable period in 2013. The increase in our operating earnings was largely attributable to stronger underwriting results and to a lesser extent an increase in net investment income due to the growth in invested assets, partially offset by an increase in interest expense.

Net income for the nine months ended September 30, 2014 was $76.1 million or $5.22 per diluted share compared to $49.1 million or $3.42 per diluted share for the nine months ended September 30, 2013. Operating earnings for the nine months ended September 30, 2014 were $62.0 million or $4.25 per diluted share compared to $45.7 million or $3.18 per diluted share for the comparable period in 2013. The increase in our operating earnings was primarily attributable to stronger underwriting results and to a lesser extent an increase in net investment income due to the growth in invested assets, partially offset by an increase in interest expense.

The following table presents our operating earnings for the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended September 30,		Nine Months Ended September 30,		Percentage Change
	2014	2013	2014	2013	QTD	YTD
Net income	$31,225	$21,286	$76,054	$49,133	46.7%	54.8%
Less: after-tax realized (gains) losses	(4,367)	643	(7,816)	(4,661)	NM	67.7%
Less: after-tax other (income) expense	(760)	—	(6,222)	—	NM	NM
Add: after-tax OTTI	—	1,183	—	1,211	NM	NM

Net operating earnings	$26,098	$23,112	$62,016	$45,683	12.9%	35.8%

Net operating earnings per common share:
Basic	1.83	1.63	4.35	3.24
Diluted	1.79	1.60	4.25	3.18

NM - Percentage change not meaningful

Our book value per share as of September 30, 2014 was $69.85, increasing 9.9% from $63.54 as of December 31, 2013. The growth in our book value per share is primarily driven by $76.1 million of net income for the nine months ended September 30, 2014, and to a lesser extent, a $15.4 million after-tax increase in unrealized gains on our investment portfolio in connection with our investment in longer dated fixed income securities. Our consolidated stockholders’ equity increased 10.5% to $996.6 million as of September 30, 2014 compared to $902.2 million as of December 31, 2013.

Cash flow from operations was $181.4 million for the nine months ended September 30, 2014 compared to $130.0 million for the comparable period in 2013. The increase in cash flow from operations for 2014 is largely attributable to a reduction in net losses paid as well as an increase in premium collection due to growth, offset by higher operating expenses resulting from increased headcount associated with growth in our business.

The following table presents our consolidated underwriting results and provides a reconciliation of our underwriting profit or loss to GAAP net income or loss for the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended September 30,		Nine Months Ended September 30,		Percentage Change
In thousands	2014	2013	2014	2013	QTD	YTD
Gross written premiums	$327,469	$312,076	$1,099,054	$1,037,426	4.9%	5.9%
Net written premiums	228,417	196,556	772,131	664,477	16.2%	16.2%

Net earned premiums	245,367	213,895	701,723	622,037	14.7%	12.8%
Net losses and loss adjustment expenses	(135,284)	(125,086)	(410,571)	(387,576)	8.2%	5.9%
Commission expenses	(33,943)	(27,685)	(91,820)	(82,631)	22.6%	11.1%
Other operating expenses	(50,388)	(39,056)	(145,526)	(120,608)	29.0%	20.7%

Other underwriting income (expenses)	107	(210)	497	(507)	NM	NM

Underwriting profit (loss)	$25,859	$21,858	$54,303	$30,715	18.3%	76.8%

Net investment income	15,839	14,094	48,097	41,997	12.4%	14.5%
Net other-than-temporary impairment losses recognized in earnings	—	(1,821)	—	(1,863)	NM	NM
Net realized gains (losses)	6,718	(988)	12,024	7,171	NM	67.7%
Interest expense	(3,388)	(2,053)	(11,559)	(6,156)	65.0%	87.8%
Other income	1,229	—	9,573	—	NM	NM

Income (loss) before income taxes	$46,257	$31,090	$112,438	$71,864	48.8%	56.5%

Income tax expense (benefit)	15,032	9,804	36,384	22,731	53.3%	60.1%

Net income (loss)	$31,225	$21,286	$76,054	$49,133	46.7%	54.8%

Losses and loss adjustment expenses ratio	55.1%	58.5%	58.5%	62.3%
Commission expense ratio	13.8%	12.9%	13.1%	13.3%
Other operating expense ratio (1)	20.6%	18.4%	20.7%	19.5%

Combined ratio	89.5%	89.8%	92.3%	95.1%

(1) -	Includes Other operating expenses & Other underwriting income (expense)

NM - Percentage change not meaningful

The combined ratio for the three months ended September 30, 2014 was 89.5% compared to 89.8% for the same period in 2013. Our underwriting profit increased by $4.0 million to $25.9 million for the three months ended September 30, 2014 compared to $21.9 million for the same period in 2013.

Our underwriting profit for the three months ended September 30, 2014 is due to strong underwriting results from our Insurance Companies and Lloyd’s Operations. Our Insurance Companies reported an underwriting profit of $16.4 million inclusive of $6.0 million from our Marine business driven by favorable loss emergence from prior accident years for certain product lines, as well as $4.3 million from our Assumed Reinsurance business mostly driven by the continued growth and favorable current accident year loss trends from our Latin American and Caribbean property casualty (“LatAm”) product lines. In addition, our Insurance Companies underwriting profit includes $2.6 million and $2.3 million from our Primary and Excess Casualty business, respectively, as a result of growth and expansion, driven by favorable market conditions and the continued dislocation of certain competitors. Our Lloyd’s Operations underwriting profit of $9.4 million includes $7.4 million from our Lloyd’s Marine business that was driven by favorable loss emergence from prior accident years for Specie and Transport product lines, as well as favorable current accident year loss trends across all products, and to a lesser extent, $1.5 million of underwriting profit from our Lloyd’s Energy and Engineering business due to favorable loss emergence from prior accident years.

Our underwriting results for the three months ended September 30, 2013 was mostly driven by $20.1 million of underwriting profit from our Insurance Companies in connection with favorable underwriting performance from all of our businesses. Specifically, our Insurance Companies Energy & Engineering and Marine businesses produced a net underwriting profit of $7.4 million and $5.8 million, respectively, mostly driven by favorable loss emergence for underwriting years (“UYs”) 2011 and prior. In addition, our Primary Casualty business produced an underwriting profit of $4.4 million due in part to the continued strong production attributable to the expansion of those underwriting teams and the dislocation of certain competitors.

The combined ratio for the nine months ended September 30, 2014 was 92.3% compared to 95.1% for the same period in 2013. Our underwriting profit increased by $23.6 million to $54.3 million for the nine months ended September 30, 2014 compared to $30.7 million for the same period in 2013.

Our underwriting profit for the nine months ended September 30, 2014 is due to strong underwriting results for our Insurance Companies and Lloyd’s Operations. Our Insurance Companies reported an underwriting profit of $39.7 million inclusive of $19.0 million from our Marine business due to growth as well as favorable loss emergence from prior accident years for certain products, as well as $8.7 million from our Assumed Reinsurance business mostly driven by the continued growth and favorable current accident year loss trends from our LatAm property casualty lines. In addition, our Insurance Companies underwriting profit includes $5.7 million from our Excess Casualty business as a result of growth and expansion due to favorable market conditions and the continued dislocation of certain competitors, and to a lesser extent, $3.8 million of underwriting profit from our Professional Liability business due in part to recovery of prior period losses coming from a cash settlement of a contract dispute with a former third party administrator. Our Lloyd’s Operations reported an underwriting profit of $14.6 million which includes $5.7 million from our Lloyd’s Energy and Engineering business driven by favorable current accident year loss trends, and to a lesser extent, prior year reserve releases from our offshore energy product line. Our Lloyd’s Operations also includes an underwriting profit of $3.4 million from our Professional Liability business driven by favorable loss emergence. In addition, our Lloyd’s Marine business reported an underwriting profit of $4.9 million driven by prior year reserve releases which were offset by an $8.9 million net loss, inclusive of $3.9 million of RRPs, related to a Marine Liability loss which involved the sinking of a vessel in South Korean waters.

Our underwriting results for the nine months ended September 30, 2013 included an underwriting profit of $20.4 million from our Insurance Companies, inclusive of $10.8 million and $7.6 million of underwriting profit from our Energy & Engineering and Marine businesses, respectively, in connection with favorable loss emergence for UY’s 2011 and prior. In addition, our Primary Casualty and Excess Casualty businesses recorded an underwriting profit of $7.5 million and $3.4 million, respectively, due in part to the continued strong production attributable to the expansion of those underwriting teams and the dislocation of certain competitors, partially offset by an underwriting loss of $5.8 million from our D&O business driven by net prior period reserve deficiencies from UYs 2010 and prior. Our underwriting results also included $10.4 million of underwriting profit from our Lloyd’s Operations due to continued favorable loss emergence from UYs 2011 and prior, partially offset by large current accident year losses from our Lloyd’s Marine and Lloyd’s Energy & Engineering businesses.

Revenues

Gross Written Premiums

The following tables set forth our gross written premiums, net written premiums and net earned premiums by segment and line of business for the three and nine months ended September 30, 2014 and 2013.

	Three Months Ended September 30,
	2014				2013
	Gross		Net	Net	Gross		Net	Net
	Written		Written	Earned	Written		Written	Earned
In thousands	Premiums	%	Premiums	Premiums	Premiums	%	Premiums	Premiums
Insurance Companies:
Marine	$38,726	12%	$24,166	$31,123	$38,912	12%	$26,437	$31,490
Property Casualty	174,868	53%	126,665	129,547	156,228	51%	97,553	105,759
Professional Liability	28,888	9%	21,653	21,381	32,469	10%	25,300	25,713

Insurance Companies Total	$242,482	74%	$172,484	$182,051	$227,609	73%	$149,290	$162,962

Lloyd’s Operations:
Marine	$38,568	11%	$32,245	$39,368	$36,009	12%	$26,795	$34,264
Property Casualty	31,172	10%	13,758	12,980	35,869	11%	13,761	10,472
Professional Liability	15,247	5%	9,930	10,968	12,589	4%	6,710	6,197

Lloyd’s Operations Total	$84,987	26%	$55,933	$63,316	$84,467	27%	$47,266	$50,933

Total	$327,469	100%	$228,417	$245,367	$312,076	100%	$196,556	$213,895

	Nine Months Ended September 30,
	2014				2013
	Gross		Net	Net	Gross		Net	Net
	Written		Written	Earned	Written		Written	Earned
In thousands	Premiums	%	Premiums	Premiums	Premiums	%	Premiums	Premiums
Insurance Companies
Marine	$139,078	13%	$100,647	$95,635	$132,836	13%	$94,944	$100,013
Property Casualty	572,821	52%	418,659	365,068	527,287	51%	338,215	297,954
Professional Liability	86,110	8%	61,170	65,644	97,679	9%	75,830	75,873

Total Insurance Companies	$798,009	73%	$580,476	$526,347	$757,802	73%	$508,989	$473,840

Lloyd’s Operations
Marine	$147,530	13%	$113,938	$110,468	$135,546	13%	$100,413	$102,932
Property Casualty	101,413	9%	44,684	37,401	102,144	10%	33,254	26,913
Professional Liability	52,102	5%	33,033	27,507	41,934	4%	21,821	18,352

Total Lloyd’s Operations	$301,045	27%	$191,655	$175,376	$279,624	27%	$155,488	$148,197

Total	$1,099,054	100%	$772,131	$701,723	$1,037,426	100%	$664,477	$622,037

Gross written premiums increased $15.4 million, or 4.9%, to $327.5 million for the three months ended September 30, 2014 compared to $312.1 million for the same period in 2013. The increase in gross written premium is primarily driven by growth from our Insurance Companies Property Casualty business, which includes a $7.1 million increase from our Primary Casualty business driven mostly by strong production from an improvement in the non-residential construction market. Additionally there was a $7.0 million increase from our Assumed Reinsurance business due to new business growth from our LatAm business, including Assumed Reinsurance reinstatement premiums of $1.2 million. In addition, our Insurance Companies Property Casualty business includes a $5.4 million increase from our Excess Casualty business due to improved market conditions and the dislocation of certain competitors that partially is offset by a $3.7 million decrease from our Insurance Company Energy & Engineering business due to difficult market conditions and an unfavorable rating environment.

Average renewal premium rates for our Insurance Companies segment for the three months ended September 30, 2014 increased 0.6% as compared to the same period in 2013 across all of our businesses within each segment. Our Insurance Companies Marine business realized a 1.0% average increase in rates across all significant product lines. Our Insurance Companies Property Casualty business realized a 1.2% increase in rates that is mostly driven by a 4.6% increase for the Excess Casualty division and a 0.4% increase in the Primary Casualty division, partially offset by a 10.4% decrease from our Energy & Engineering division. Our Insurance Companies Professional Liability business has experienced an overall decrease in its renewal rates of 2.6%, inclusive of a 4.8% decrease in D&O. For the three months ended September 30, 2014, average renewal premium rates for our Lloyd’s Operations decreased 3.8% compared to the same period in 2013, driven by a 0.9% decrease from Lloyd’s Marine, as well as decreases of 7.6% and 2.8% for Lloyd’s Property Casualty and Lloyd’s Professional Liability, respectively.

Gross written premiums increased $61.6 million, or 5.9%, to $1.10 billion for the nine months ended September 30, 2014 compared to $1.04 billion for the same period in 2013. The increase in gross written premiums is primarily driven by growth from our Insurance Companies Property Casualty businesses, which includes a $32.0 million increase from our Primary Casualty business driven by strong production from the continued improvement of the overall construction market, an $11.3 million increase from our Environmental business due to our continued investment in those underwriting teams, and a $7.3 million increase in our Excess Casualty business due to improved market conditions and the dislocation of certain competitors, all of which are partially offset by a $10.9 million decrease from our Insurance Company Energy & Engineering business due to difficult market conditions and an unfavorable rating environment. The increase in gross written premiums for the nine months ended September 30, 2014 is also due to growth from our Lloyd’s Operations, which includes a $12.0 million increase from Lloyd’s Marine primarily driven by new business from our Cargo and Marine Liability product lines, a $10.1 million increase from Lloyd’s Professional Liability driven by the continued expansion of our Lloyd’s E&O business, and a $8.3 million increase in new business from our Lloyd’s Assumed Property business that we began writing in 2014, partially offset by a $10.7 million decrease in our Lloyd’s Energy & Engineering business due to difficult market conditions and an unfavorable rating environment. The aforementioned net increases in gross written premiums are partially offset by a net $11.6 million decrease from our Insurance Companies Professional Liability business due to our decision to exit the small lawyers professional liability business in the fourth quarter of 2013, as well as a decrease in renewal premium on our real estate agents liability products.

Average renewal premium rates for our Insurance Companies segment for the nine months ended September 30, 2014 increased 1.2% as compared to the same period in 2013, driven by a 2.3% increase for Marine and a 1.4% increase for Property Casualty, offset by a 1.2% decrease in Professional Liability. Average renewal premium rates for our Lloyd’s Operations for the nine months ended September 30, 2014 decreased 2.4% as compared to the same period in 2013, driven by a 0.6% increase for Marine, offset by a 6.5% and 3.7% decrease for Property Casualty and Professional Liability, respectively.

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

Our ceded reinsurance program includes contracts for proportional reinsurance, per risk and whole account excess-of-loss reinsurance for both property and casualty risks and property catastrophe excess-of-loss reinsurance. In recent years we have increased our utilization of excess-of-loss reinsurance for marine, property and certain casualty risks. Our excess-of-loss reinsurance contracts generally provide for a specific amount of coverage in excess of an attachment point and sometimes provides for reinstatement of the coverage to the extent the limit has been exhausted for payment of additional premium. The number of reinsurance reinstatements available varies by contract, and we record an estimate of the expected RRPs for losses ceded to excess-of-loss agreements where this feature applies.

For the three and nine months ended September 30, 2014, we reported approximately $0.3 million and $7.8 million of RRPs primarily due to large loss activity from our Marine business. For the three months ended September 30, 2013, we incurred $1.3 million in RRPs from our Marine business as a result of large loss activity that were equally offset by a $1.3 million reversal of estimated RRPs in connection with favorable loss development on specific large losses from our Energy & Engineering business. For the nine months ended September 30, 2013 we incurred net RRPs of $5.0 million primarily driven by large losses from our Marine business.

The following table sets forth our ceded written premiums by segment and line of business for the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2014		2013		2014		2013
	Ceded	% of Gross	Ceded	% of Gross	Ceded	% of Gross	Ceded	% of Gross
	Written	Written	Written	Written	Written	Written	Written	Written
In thousands	Premiums	Premiums	Premiums	Premiums	Premiums	Premiums	Premiums	Premiums
Insurance Companies
Marine	$14,560	38%	$12,475	32%	$38,431	28%	$37,892	29%
Property Casualty	48,203	28%	58,675	38%	154,162	27%	189,072	36%
Professional Liability	7,235	25%	7,169	22%	24,940	29%	21,849	22%

Total Insurance Companies	$69,998	29%	$78,319	34%	$217,533	27%	$248,813	33%

Lloyd’s Operations
Marine	$6,323	16%	$9,214	26%	$33,592	23%	$35,133	26%
Property Casualty	17,414	56%	22,108	62%	56,729	56%	68,890	67%
Professional Liability	5,317	35%	5,879	47%	19,069	37%	20,113	48%

Total Lloyd’s Operations	$29,054	34%	$37,201	44%	$109,390	36%	$124,136	44%

Total	$99,052	30%	$115,520	37%	$326,923	30%	$372,949	36%

Overall, the percentage of total ceded written premiums to total gross written premiums for the three months ended September 30, 2014 decreased by 7% compared to the same period in 2013. For the nine months ended September 30, 2014, the percentage decreased by 6% compared to the same period in 2013. These decreases are indicative of key changes to our reinsurance program and mix of business.

The decrease in the percentage for our Insurance Companies total ceded written premium for the three and nine months ended September 30, 2014 is due to a change in the Property Casualty reinsurance program supporting certain casualty risks. Effective in the first quarter 2014, we increased our retention through a new program combining a reduced level of proportional reinsurance combined with an excess-of-loss cover. The decrease in the Property Casualty line for the nine months ended September 30, 2014 is also the result of a higher retention on our Energy and Engineering business as a result of a change in our offshore energy quota share program. The increase in the percentage of our Insurance Companies Professional Liability business is due to an additional contract for proportional reinsurance, signed in the fourth quarter of 2013, allowing us to cede 100% of our small lawyers’ professional liability E&O business to the carrier that has assumed the renewal rights, indicative of our decision to exit this business. This treaty expired on March 31, 2014. For the three months ended September 30, 2014, the increase in the Professional Liability line is the result of an increase in facultative cessions on this business, while the increase in the Marine percentage is the result of new proportional reinsurance programs covering our Craft business.

For the three and nine months ended September 30, 2014, the decrease in the percentage for our Lloyd’s Operations total ceded written premium is due to a change in the mix of business. This is driven by the growth of our Assumed Reinsurance business, which includes new business growth from our LatAm Assumed Reinsurance business and our Property Treaty business, reported through Lloyd’s Property Casualty. Additionally, the decrease in the Lloyd’s Professional Liability business is driven by a reduction in the use of proportional reinsurance for our Management Liability product lines. The decrease in the Lloyd’s Marine ceded written premium for the three months ended September 30, 2014 is the result of a reduction in a Marine 2007 UY loss which generated a reduction in ceded reinstatement premiums of $0.8 million. In addition, Lloyd’s War business has a 54.3% retention rate compared to 5.3% for the same period in 2013 due to a reduction in the use of proportional reinsurance.

Net Written Premiums

Net written premiums increased 16.2% for the three and nine months ended September 30, 2014 compared to the same periods in 2013. The increase in both periods is due to certain changes in our reinsurance program that have increased our retention as described above, as well as growth in gross written premiums resulting from new business for certain product lines and the renewal rate changes described above. Together these changes have resulted in growth in net written premium which outpaces the growth in gross written premium.

Net Earned Premiums

Net earned premiums increased 14.7% and 12.8% for the three and nine months ended September 30, 2014 compared to the same periods in 2013. The increase in net earned premiums is due to increased retention resulting from changes in our reinsurance programs as well as the recent growth of our business over the past twelve months, which includes significant new business from our Excess and Primary Casualty divisions, which continue to grow due to the dislocation of certain competitors. To a lesser extent, the increase is also driven by the recent expansion of our Assumed Reinsurance and Professional Liability business written by our Lloyd’s Operations, offset by a reduction in Professional Liability business written by our Insurance Companies.

Net Investment Income

Our net investment income was derived from the following sources:

	Three Months Ended September 30,		Nine Months Ended September 30,		Percentage Change
In thousands	2014	2013	2014	2013	QTD	YTD
Fixed maturities	$14,401	$13,399	$42,540	$40,142	7.5%	6.0%
Equity securities	1,956	1,315	7,160	3,603	48.7%	98.7%
Short-term investments	225	187	686	575	20.3%	19.3%

Total investment income	$16,582	$14,901	$50,386	$44,320	11.3%	13.7%
Investment expenses	(743)	(807)	(2,289)	(2,323)	-7.9%	-1.5%

Net investment income	$15,839	$14,094	$48,097	$41,997	12.4%	14.5%

The increase in total investment income for the three and nine months ended September 30, 2014 was primarily due to growth of invested assets, as well as a $1.6 million one time special dividend received in the first quarter in the equity portfolio. The annualized pre-tax investment yield, excluding net realized gains and losses and net other-than-temporary impairment (“OTTI”) losses recognized in earnings, was 2.2% and 2.4% for the three and nine months ended September 30, 2014, respectively, compared to 2.4% for each of the comparable periods in 2013.

The portfolio duration was 3.7 years and 3.9 years at September 30, 2014 and 2013, respectively.

Other-Than-Temporary Impairment Losses Recognized In Earnings

The Company did not have any OTTI losses for the three and nine months ended September 30, 2014. OTTI losses were $1.8 million and $1.9 million for the three and nine months ended September 30, 2013, respectively.

	Three Months Ended September 30,		Nine Months Ended September 30,		Percentage Change
In thousands	2014	2013	2014	2013	QTD	YTD
Fixed maturities	$—	$1,821	$—	$1,821	NM	NM
Equity securities	—	—	—	42	NM	NM

OTTI recognized in earnings	$—	$1,821	$—	$1,863	NM	NM

NM - Percentage change not meaningful

Net Realized Gains and Losses

Realized gains and losses, excluding net OTTI losses recognized in earnings, for the periods indicated were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,		Percentage Change
In thousands	2014	2013	2014	2013	QTD	YTD
Fixed maturities:
Gains	$3,702	$1,099	$8,682	$6,035	NM	43.9%
Losses	(1,645)	(2,087)	(3,752)	(2,470)	-21.2%	51.9%

Fixed maturities, net	$2,057	$(988)	$4,930	$3,565	NM	38.3%
Equity securities:
Gains	$6,109	$—	$9,445	$3,733	NM	NM
Losses	(1,448)	—	(2,351)	(127)	NM	NM

Equity securities, net	$4,661	$—	$7,094	$3,606	NM	96.7%

Net realized gains (losses)	$6,718	$(988)	$12,024	$7,171	NM	67.7%

NM - Percentage change not meaningful

Net realized gains and losses are generated as part of the normal ongoing management of our investment portfolio. Net realized gains of $6.7 million and $12.0 million for the three and nine months ended September 30, 2014 are primarily due to the sale of corporate bonds and equity securities. Net realized losses of $1.0 million and net realized gains of $7.2 million for the three and nine months ended September 30, 2013 were due to the sale of Treasury bonds

Other Income (Expense)

Other income (expense) is comprised of unrealized and realized foreign exchange gains and losses, commission income, and inspection fees. Total other income for the three months ended September 30, 2014 was $1.3 million, as compared to total other expense of $0.2 million in the prior year, and is primarily driven by unrealized foreign exchange gains due to the movement of the British Pound against the US Dollar in the quarter. Total other income for the nine months ended September 30, 2014 was $10.1 million, as compared to total other expense of $0.5 million for the nine months ended September 30, 2013, and is primarily driven by a $10.0 million foreign currency transaction gain in the first quarter in connection with a change in the functional currency of our Lloyd’s Operations.

Expenses

Net Losses and Loss Adjustment Expenses

The ratio of net losses and LAE to net earned premiums (“loss ratios”) for the three and nine months ended September 30, 2014 and 2013 is presented in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
Net Loss and LAE Ratio	2014	2013	2014	2013
Net Loss and LAE Payments	44.0%	51.5%	44.5%	56.1%
Change in reserves	17.4%	10.5%	19.1%	6.5%

Subtotal - current year loss ratio	61.4%	62.0%	63.6%	62.6%
Prior year deficiencies (redundancies)	-6.3%	-3.5%	-5.1%	-0.3%

Net loss and LAE ratio	55.1%	58.5%	58.5%	62.3%

The changes in current accident year loss ratios, as noted above, are driven by mix of business and loss trends.

The Company’s ceded incurred losses were $58.7 million and $(37.0) million for the three months ended September 30, 2014 and 2013 and $170.4 million and $94.1 million for the nine months ended September 30, 2014 and 2013, respectively. The Company’s ceded incurred losses for the three months ended September 30, 2013 reflect a $69.1 million reduction of ceded incurred losses due to a refinement of loss factors, resulting in a reduction in both gross and ceded IBNR, caused by a continuing pattern of lower large loss activity.

The segment and line of business breakdown of the net loss and LAE ratios for the three and nine months ended September 30, 2014 and 2013 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Insurance Companies:
Marine	42.0%	46.8%	43.6%	55.4%
Property Casualty	63.1%	60.7%	66.9%	65.8%
Professional Liability	63.9%	63.8%	57.1%	75.6%

Total Insurance Companies	59.6%	58.5%	61.4%	65.2%
Lloyd’s Operations:
Marine	41.6%	64.6%	54.3%	57.5%
Property Casualty	32.8%	35.0%	37.5%	41.6%
Professional Liability	56.6%	64.3%	47.9%	44.8%

Total Lloyd’s Operations	42.4%	58.5%	49.7%	53.0%

Net loss and LAE ratio	55.1%	58.5%	58.5%	62.3%

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

The segment and line of business breakdowns of prior period net reserve strengthening (releases) for the three and nine months ended September 30, 2014 and 2013 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
In thousands	2014	2013	2014	2013
Insurance Companies
Marine	$(7,380)	$(3,573)	$(26,225)	$(4,851)
Property Casualty	(2,589)	135	6,711	7,290
Professional Liability	(1)	344	(3,760)	9,944

Total Insurance Companies	$(9,970)	$(3,094)	$(23,274)	$12,383
Lloyd’s Operations
Marine	$(4,500)	$(1,389)	$(9,086)	$(4,369)
Property Casualty	(1,000)	(3,389)	(1,000)	(5,057)
Professional Liability	—	187	(2,663)	(4,646)

Total Lloyd’s Operations	$(5,500)	$(4,591)	$(12,749)	$(14,072)

Total strengthening (releases)	$(15,470)	$(7,685)	$(36,023)	$(1,689)

The following is a discussion of relevant factors related to the net prior period reserve releases recorded for the three months ended September 30, 2014:

Our Insurance Companies recorded $10.0 million of net prior year reserve releases primarily driven by $7.4 million from our Marine business in connection with favorable loss emergence across all product lines, inclusive of $2.3 million from Craft, $1.9 million from Protection & Indemnity, $1.2 million from Cargo, and $1.1 million from Bluewater Hull. The net prior year reserve releases from our Insurance Property Casualty business of $2.6 million is primarily driven by $2.9 million favorable loss emergence from our offshore energy product lines written by our Energy and Engineering business and $0.4 million of favorable loss emergence from our Environmental business, partially offset by $0.7 million of unfavorable loss emergence from our Primary Casualty business specific to construction liability issued to contractors operating in California and other western states.

Our Lloyd’s Operations recorded $5.5 million of net prior period reserve releases primarily driven by our Lloyd’s Marine and Property Casualty lines business. Within our Lloyd’s Marine business we experienced prior period reserve releases of $4.5 million on the Marine Assumed, Transport, and Specie books for UYs 2012 and prior. Lloyd’s Property Casualty business had a total of $1.0 million of favorable emergence which relates to Onshore Energy.

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

The following is a discussion of relevant factors related to the net prior period reserve releases recorded for the nine months ended September 30, 2014:

The Insurance Companies recorded $23.3 million of net prior year reserve releases primarily driven by $26.2 million from our Marine business in connection with favorable loss emergence across all product lines, inclusive of $6.9 million from Craft, $5.4 million from Protection & Indemnity, $4.4 million from Inland Marine, $4.3 million from Marine Liability, and $4.2 million from Cargo. Additionally, the Insurance Companies Marine business includes $1.0 million favorable loss emergence from Bluewater Hull product lines.

The Insurance Companies Property Casualty business recorded $6.7 million of net prior year reserve strengthening, which includes $5.0 million of prior year reserve strengthening from our Primary Casualty business primarily due to large loss activity from general liability policies issued to contractors in California and other western states and unfavorable loss emergence from general liability policies issued for construction premises. In addition, the net reserve strengthening from our Insurance Companies Property Casualty business includes $2.5 million of net reserve strengthening from our Assumed Reinsurance business in connection with large loss activity from our Agriculture business for UY 2013 and to a lesser extent, unfavorable loss emergence on our excess-of-loss A&H treaty business for UY 2012, partially offset by favorable loss emergence from our LatAm business.

The Professional Liability business recorded $3.8 million of net prior year reserve releases primarily driven by $4.8 million of favorable loss emergence from our D&O business due to a cash settlement of a contract dispute with a former third party administrator, partially offset by $0.9 million of net prior year reserve strengthening from our E&O business due to unfavorable loss emergence on our small lawyers business, which is in run-off.

Our Lloyd’s Operations recorded $12.7 million of net prior period reserve releases primarily driven by our Lloyd’s Marine and Professional Liability lines of business. Within our Lloyd’s Marine business we reported prior period reserve releases of $8.5 million on the Specie, Marine Assumed, Transport and Marine and Energy Liability books for UYs 2012 and prior. Additionally there is $1.0 million of reserve releases on the UY 2013 for Specie business as a result of favorable emergence. Favorable loss emergence from our Marine business was partially offset by $0.4 million of reserve strengthening in our Cargo business. Lloyd’s Professional Liability business has a total of $2.7 million of favorable emergence with $1.0 million coming from the E&O business and $1.7 million from D&O.

The following is a discussion of relevant factors related to the $1.7 million net prior period reserve redundancies recorded for the nine months ended September 30, 2013:

The Insurance Companies recorded $12.4 million of net prior period reserve deficiencies, primarily driven by our Professional Liability and Property Casualty business. Within the Professional Liability business, we reported net prior period reserve deficiencies of $5.6 million from the D&O division related to specific large claims from our public and private sectors D&O liability lines for UYs 2010 and prior. In addition, we reported net prior period reserve deficiencies of $4.0 million from the E&O division related to specific large claims from our insurance agents, miscellaneous professional liability, and small lawyer lines from UYs 2011 and prior. Within the Property Casualty business we reported net prior period reserve deficiencies of $7.3 million, which included $10.5 million of prior period reserve deficiencies from our A&H business in connection with excess-of-loss reinsurance for UYs 2012 and prior, partially offset by net prior period reserve redundancies from favorable emergence from our Energy & Engineering and Primary Casualty businesses.

Our Lloyd’s Operations recorded $14.1 million of net prior period reserve redundancies across all businesses. Within our Lloyd’s Property Casualty business we reported net prior period reserve redundancies of $5.1 million primarily from our Energy & Engineering division due to the favorable settlement of two claims from our onshore lines from UY 2011 as well as favorable development on our Offshore Energy line from UYs 2011 and prior. Within our Lloyd’s Professional Liability business we reported prior period reserve redundancies of $5.1 million in connection with continued favorable emergence from our Lloyd’s D&O business, partially offset by $0.5 of million strengthening in our Lloyd’s E&O business. In addition, we reported $4.4 million of prior period reserve redundancies from our Lloyd’s Marine business related to the favorable settlement of specific claims from our Ocean Marine Liability lines from UYs 2012 and prior.

Commission Expenses

Commission expenses paid to brokers and agents are generally based on a percentage of gross written premiums and are partially offset by ceding commissions we may receive on ceded written premiums. Commissions are generally deferred and recorded as deferred policy acquisition costs to the extent that they relate to unearned premium. The percentage of commission expenses to net earned premiums (“commission expense ratio”) for the three and nine months ended September 30, 2014 was 13.8% and 13.1%, respectively, compared to 12.9% and 13.3% for the comparable periods during 2013. The change in the commission expense ratio for the three and nine months ended September 30, 2014 compared to the same periods in 2013 is attributed to the changes in the mix of business, as well as a change in one of our proportional reinsurance programs in the first quarter of 2014, which resulted in less ceding commission.

Other Operating Expenses

Other operating expenses were $50.4 million and $145.5 million for the three and nine months ended September 30, 2014 compared to $39.1 million and $120.6 million for the same periods during 2013. The increase is primarily due to continued investment in our employee base, resulting in increased salary and related costs, designed to closely align with business growth, the expansion of our European operations and an increase in incentive compensation driven by stronger underwriting results. To a lesser extent, other operating expenses have been adversely affected by exchange rate movement when converting expenses denominated in British Pounds to U.S. dollars.

Interest Expense

Interest expense of $3.4 million and $11.6 million for the three and nine months ended September 30, 2014 relates to our $265 million principal amount of the 5.75% Senior Notes. Interest expense of $2.1 million and $6.1 million for the three and nine months ended September 30, 2013 related to the $115 million 7.0% Senior Notes due May 1, 2016, which were redeemed in the fourth quarter of 2013 subsequent to the issuance of the 5.75% Senior Notes. The effective interest rate related to the 5.75% Senior Notes for the three and nine months ended September 30, 2014 was 5.86%. The effective interest rate related to the 7.0% Senior Notes for the three and nine months ended September 30, 3013 was 7.17%.

Income Taxes

We recorded income tax expense of $15.0 million and $36.4 million for the three and nine months ended September 30, 2014 compared to $9.8 million and $22.7 million for the comparable period in 2013, resulting in an effective tax rate of 32.5% and 32.4% for the three and nine months ended September 30, 2014 compared to 31.5% and 31.6% for the same periods in 2013. The effective tax rate on net investment income was 27.5% for the three and nine months ended September 30, 2014 compared to 27.5% and 27.9% for the same periods in 2013.

As of September 30, 2014, the net deferred federal, foreign, state and local tax assets were $14.5 million, compared to $28.2 million as of December 31, 2013. The decrease in deferred tax is primarily due to increased unearned premium reserves resulting from growth in our business partially offset by increased unrealized gains on our investment portfolio and adjustment for year of account earnings in foreign subsidiaries. Refer to Footnote 6, Income Taxes, included herein, for further detail on the IRS and Lloyd’s tax agreement and Subpart F tax regulation.

We had net state and local deferred tax assets amounting to potential future tax benefits of $0.4 million and $0.6 million as of September 30, 2014 and December 31, 2013, respectively. Included in the deferred tax assets are state and local net operating loss carry-forwards of $0.1 million as of September 30, 2014 and December 31, 2013. A valuation allowance was established for the full amount of these potential future tax benefits due to uncertainty associated with their realization. Our state and local tax carry-forwards as of September 30, 2014 expire from 2024 to 2032. Refer to Footnote 6, Income Taxes, included herein, for further detail on the temporary differences that give rise to federal, foreign, state and local deferred tax assets or liabilities.

The Company has not provided for U.S. income taxes on approximately $21.2 million of undistributed earnings of its non-U.S. subsidiaries since it is intended that those earnings will be reinvested indefinitely in those subsidiaries. If a future determination is made that those earnings no longer are intended to be reinvested indefinitely in those subsidiaries, U.S. income taxes of approximately $2.2 million, assuming all foreign tax credits are realized, would be included in the tax provision at that time and would be payable if those earnings were distributed to the Company.

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

The following is a discussion of the financial results for each of our two underwriting segments.

Insurance Companies

The following table sets forth the results of operations for the Insurance Companies for the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended September 30,		Nine Months Ended September 30,		Percentage Change
In thousands	2014	2013	2014	2013	QTD	YTD
Gross written premiums	$242,482	$227,609	$798,009	$757,802	6.5%	5.3%
Net written premiums	172,484	149,290	580,476	508,989	15.5%	14.0%

Net earned premiums	182,051	162,962	526,347	473,840	11.7%	11.1%
Net losses and loss adjustment expenses	(108,425)	(95,315)	(323,354)	(308,968)	13.8%	4.7%
Commission expenses	(22,705)	(20,039)	(62,436)	(59,129)	13.3%	5.6%
Other operating expenses	(35,161)	(28,510)	(102,963)	(87,682)	23.3%	17.4%
Other underwriting income (expense)	656	955	2,082	2,303	-31.3%	-9.6%

Underwriting profit (loss)	$16,416	$20,053	$39,676	$20,364	-18.1%	94.8%

Net investment income	13,971	12,285	42,553	36,751	13.7%	15.8%
Net realized gains (losses)	6,673	(1,890)	12,368	6,001	NM	106.1%
Other income (expense)	(1,100)	—	(1,119)	—	NM	NM

Income (loss) before income taxes	$35,960	$30,448	$93,478	$63,116	18.1%	48.1%

Income tax expense (benefit)	11,489	9,355	29,650	19,554	22.8%	51.6%

Net income (loss)	$24,471	$21,093	$63,828	$43,562	16.0%	46.5%

Losses and loss adjustment expenses ratio	59.6%	58.5%	61.4%	65.2%
Commission expense ratio	12.5%	12.3%	11.9%	12.5%
Other operating expense ratio (1)	18.9%	16.9%	19.2%	18.0%

Combined ratio	91.0%	87.7%	92.5%	95.7%

(1) -	Includes Other operating expenses & Other underwriting income (expense)

NM - Percentage change not meaningful

Our Insurance Companies reported net income of $24.5 million for the three months ended September 30, 2014 compared to $21.1 million for the same period in 2013. The increase in net income for the three months ended September 30, 2014 compared to the same period in 2013 is related to an improvement in net investment income and net realized gains due to the ongoing management of our investment portfolio, offset by lower underwriting profits.

Our Insurance Companies combined ratio for the three months ended September 30, 2014 was 91.0% compared to 87.7% for the same period in 2013. Our Insurance Companies net underwriting profit of $16.4 million decreased by $3.7 million from the prior year of $20.1 million, mostly due to additional other operating expenses and mix of business earned.

Our Insurance Companies reported an underwriting profit of $16.4 million inclusive of $6.0 million of underwriting profit from our Marine business driven by favorable loss emergence from prior accident years for certain product lines, as well as $4.3 million of underwriting profit from our Assumed Reinsurance business mostly driven by continued growth and favorable current accident year loss trends from our LatAm product lines. In addition, our Insurance Companies’ underwriting profit includes $2.6 million and $2.3 million of underwriting profit from our Primary and Excess Casualty business, respectively, as a result of the growth and expansion of those businesses driven by favorable market conditions and the continued dislocation of certain competitors.

Our Insurance Companies underwriting profit of $20.1 million for the three months ended September 30, 2013 was due to favorable underwriting performance from all of our businesses. Specifically, our Insurance Companies Energy & Engineering and Marine businesses produced a net underwriting profit of $7.4 million and $5.8 million, respectively, mostly driven by favorable loss emergence for UYs 2011 and prior. In addition, our Primary Casualty business produced an underwriting profit of $4.4 million due in part to the continued strong production attributable to the expansion of those underwriting teams and the dislocation of certain competitors.

Our Insurance Companies reported net income of $63.8 million for the nine months ended September 30, 2014 compared to $43.6 million for the same period in 2013. This increase in net income is due to stronger underwriting results, as well as increases in net investment income and net realized gains, due to growth in our investment portfolio and strong operating cash flows and the associated ongoing management of our portfolio.

Our Insurance Companies combined ratio for the nine months ended September 30, 2014 was 92.5% compared to 95.7% for the same period in 2013. Our Insurance Companies underwriting results increased by $19.3 million to an underwriting profit of $39.7 million compared to $20.4 million for the same period in 2013.

Our Insurance Companies reported an underwriting profit of $39.7 million inclusive of $19.0 million from our Marine business due to growth as well as favorable loss emergence from prior accident years, as well as $8.7 million from our Assumed Reinsurance business mostly driven by continued growth and favorable current accident year loss trends from our LatAm property casualty lines. In addition, our Insurance Companies underwriting profit includes $5.7 million from our Excess Casualty business as a result of its growth and expansion due to favorable market conditions and the continued dislocation of certain competitors, and to a lesser extent, $3.8 million of underwriting profit from our Professional Liability business due in part to recovery of prior period losses coming from a cash settlement of a contract dispute with a former third party administrator.

Our Insurance Companies underwriting profit of $20.4 million for the nine months ended September 30, 2013 included $10.8 million and $7.6 million of underwriting profit from our Energy & Engineering and Marine businesses, respectively, in connection with favorable loss emergency for UY’s 2011 and prior. In addition, our Primary Casualty and Excess Casualty businesses recorded an underwriting profit of $7.5 million and $3.4 million, respectively, due in part to the continued strong production attributable to the expansion of those underwriting teams and the dislocation of certain competitors, partially offset by an underwriting loss of $5.8 million from our D&O business driven by net prior period reserve deficiencies from UYs 2010 and prior.

Insurance Companies Gross Written Premiums

Marine: The gross written premiums for our Marine business for the three and nine months ended September 30, 2014 and 2013 consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,		Percentage Change
In thousands	2014	2013	2014	2013	QTD	YTD
Marine Liability	$15,311	14,153	$49,132	$45,909	8.2%	7.0%
Craft/Fishing Vessels	8,739	7,506	29,960	25,462	16.4%	17.7%
Cargo	4,298	3,701	14,815	14,911	16.1%	-0.6%
Bluewater Hull	2,267	3,544	10,642	9,299	-36.0%	14.4%
Inland Marine	2,435	2,602	9,131	11,986	-6.4%	-23.8%
Protection & Indemnity	1,765	2,542	11,596	12,790	-30.6%	-9.3%
Other Marine:
Energy liability	594	592	4,828	3,398	0.4%	42.1%
War	876	1,791	3,027	4,937	-51.1%	-38.7%
Transport	797	862	2,099	1,359	-7.6%	54.5%
Specie	910	1,329	2,127	2,092	-31.6%	1.7%
Customs bonds	734	290	1,721	693	NM	148.3%

Other Marine	$3,911	$4,864	$13,802	$12,479	-19.6%	10.6%

Total Marine	$38,726	$38,912	$139,078	$132,836	-0.5%	4.7%

NM - Percentage change not meaningful.

Insurance Company Marine gross written premiums for the three and nine months ended September 30, 2014 decreased 0.5% and increased 4.7% compared to the same periods in 2013. The decrease for the three months ended September 30, 2014 is primarily due to decreases in our Blue Water Hull and Protection & Indemnity product lines driven by deteriorating market conditions, partially offset by new business growth in our Marine Liability and Craft/Fishing Vessels product lines. The increase for the nine months ended September 30, 2014 is primarily driven by new business growth as previously referenced.

Insurance Company Marine business experienced a 1.0% and 2.3% increase in renewal rates for the three and nine months ended September 30, 2014.

Property Casualty: The gross written premiums for our Property Casualty business for the three and nine months ended September 30, 2014 and 2013 consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,		Percentage Change
In thousands	2014	2013	2014	2013	QTD	YTD
Excess Casualty	$73,261	$67,814	$209,659	$202,402	8.0%	3.6%
Primary Casualty	43,260	36,190	129,681	97,659	19.5%	32.8%
Energy & Engineering	14,222	17,906	48,845	59,798	-20.6%	-18.3%
Assumed Reinsurance	26,689	19,653	133,092	127,225	35.8%	4.6%
Environmental Liability	10,311	7,896	32,304	20,971	30.6%	54.0%
Other Property & Casualty	7,125	6,769	19,240	19,232	5.3%	0.0%

Total Property Casualty	$174,868	$156,228	$572,821	$527,287	11.9%	8.6%

Insurance Company Property Casualty gross written premiums for the three and nine months ended September 30, 2014 increased 11.9% and 8.6% compared to the same periods in 2013. The increases were primarily driven by our Primary Casualty business due to by strong production from an improvement in the non-residential construction market, as well as an increase from our Assumed Reinsurance businesses due to new business growth from our LatAm business. In addition, there was an increase from our Excess Casualty business due to improved market conditions and the dislocation of certain competitors. The aforementioned increases were offset by a decrease in our Energy & Engineering business driven by difficult market conditions and an unfavorable rating environment.

Insurance Company Property Casualty included renewal rate increases for the three months ended September 30, 2014 of 1.2% driven by a 4.6% and 0.4% increase in our Excess Casualty and Primary Casualty businesses respectively, partially offset by a decrease of 10.4% in our Energy & Engineering business.

Professional Liability: The gross written premiums for our Professional Liability business for the three and nine months ended September 30, 2014 and 2013 consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,		Percentage Change
In thousands	2014	2013	2014	2013	QTD	YTD
Errors & Omissions	$16,555	$21,790	$52,437	$65,917	-24.0%	-20.4%
Management Liability	12,333	10,679	33,673	31,762	15.5%	6.0%

Total Professional Liability	$28,888	$32,469	$86,110	$97,679	-11.0%	-11.8%

Insurance Company Professional Liability gross written premiums for the three and nine months ended September 30, 2014 decreased 11.0% and 11.8%, respectively, compared to the same periods in 2013, primarily driven by a reduction in our E&O business due to our decision to exit the small lawyers professional liability business in the fourth quarter of 2013, as well as a decrease in our real estate agents liability product line as a result of program termination, partially offset by new business growth within Management Liability.

Insurance Companies Commission Expenses

The commission expenses ratios for the three and nine months ended September 30, 2014 were 12.5% and 11.9%, respectively, compared to 12.3% and 12.5% for the same periods in 2013. The change in the commission expense ratio for the three and nine months ended September 30, 2014 compared to the same periods in 2013 is attributed to the changes in the mix of business, as well as a change in one of our proportional reinsurance programs in the first quarter of 2014, which resulted in less ceding commission.

Insurance Companies Other Operating Expenses

Other operating expenses for the Insurance Companies were $35.2 million and $103.0 million for the three and nine months ended September 30, 2014 compared to $28.5 million and $87.7 million for the same periods in 2013. The increase in operating expenses is due to continued investments in new underwriting teams and support staff closely aligned with business growth and an increase in incentive compensation driven by stronger underwriting results.

Lloyd’s Operations

The following table sets forth the results of operations of the Lloyd’s Operations for the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended September 30,		Nine Months Ended September 30,		Percentage Change
In thousands	2014	2013	2014	2013	QTD	YTD
Gross written premiums	$84,987	$84,467	$301,045	$279,624	0.6%	7.7%
Net written premiums	55,933	47,266	191,655	155,488	18.3%	23.3%

Net earned premiums	63,316	50,933	175,376	148,197	24.3%	18.3%
Net losses and loss adjustment expenses	(26,859)	(29,771)	(87,217)	(78,608)	-9.8%	11.0%
Commission expenses	(11,788)	(8,289)	(30,989)	(25,245)	42.2%	22.8%
Other operating expenses	(15,227)	(10,546)	(42,563)	(32,926)	44.4%	29.3%
Other underwriting income (expense)	1	(522)	20	(1,067)	NM	NM

Underwriting profit (loss)	$9,443	$1,805	$14,627	$10,351	NM	41.3%

Net investment income	1,849	1,807	5,488	5,237	2.3%	4.8%
Net realized gains (losses)	45	(919)	(344)	(697)	NM	-50.7%
Other income (expense)	2,329	—	10,692	—	NM	NM

Income (loss) before income taxes	$13,666	$2,693	$30,463	$14,891	NM	104.6%
Income tax expense (benefit)	4,787	878	10,753	5,120	NM	110.0%

Net income (loss)	$8,879	$1,815	$19,710	$9,771	NM	101.7%

Losses and loss adjustment expenses ratio	42.4%	58.5%	49.7%	53.0%
Commission expense ratio	18.6%	16.3%	17.7%	17.0%
Other operating expense ratio (1)	24.1%	21.7%	24.3%	23.0%

Combined ratio	85.1%	96.5%	91.7%	93.0%

(1) -	Includes Other operating expenses & Other underwriting income (expense)

NM - Percentage change not meaningful.

Our Lloyd’s Operations reported net income of $8.9 million for the three months ended September 30, 2014 compared to net income of $1.8 million for the same period in 2013. The increase in net income for the three months ended September 30, 2014 as compared to the same period in 2013 was largely attributable to increased underwriting profit due to lack of catastrophes in the current year, as well as additional prior year reserve releases and fewer reinstatement premiums when compared with the same period last year.

Our Lloyd’s Operations combined ratio for the three months ended September 30, 2014 was 85.1% compared to 96.5% for the same period in 2013. Our Lloyd’s Operations underwriting profit increased $7.6 million to $9.4 million for the three months ended September 30, 2014 compared to a profit of $1.8 million for the same period in 2013.

Our Lloyd’s Operations underwriting profit of $9.4 million includes $7.4 million of underwriting profit from our Lloyd’s Marine business that was driven by favorable loss emergence from prior accident years for Specie and Transport product lines, as well as favorable current accident year loss trends across all products, and to a lesser extent, $1.5 million of underwriting profit from our Lloyd’s Energy and Engineering business due to favorable loss emergence from prior accident years.

Our Lloyd’s Operations underwriting profit for the three months ended September 30, 2013 included $4.6 million of net prior period reserve releases in connection with continued favorable emergence from our Lloyd’s Property Casualty business and to a lesser extent the favorable settlement of specific claims from our Lloyd’s Marine business, partially offset by large current accident year losses from our Lloyd’s Marine and Energy & Engineering businesses, as well as a $0.5 million foreign exchange loss on the remeasurement of certain deposits required by Lloyd’s.

Our Lloyd’s Operations reported net income of $19.7 million for the nine months ended September 30, 2014 compared to $9.8 million for the same period in 2013. The increase in net income for the nine months ended September 30, 2014 as compared to the same period in 2013 was largely attributable to an increase in other income primarily due to a one-time $6.6 million after-tax foreign exchange gain in connection with a change in the functional currency of our Lloyd’s Operations. To a lesser extent the increase in net income was driven by increased underwriting profits in our Marine and Property Casualty business.

Our Lloyd’s Operations combined ratio for the nine months ended September 30, 2014 was 91.7% compared to 93.0% for the same period in 2013. Our Lloyd’s Operations underwriting profit increased $4.3 million to $14.6 million for the nine months ended September 30, 2014 compared to $10.4 million for the same period in 2013.

Our Lloyd’s Operations reported an underwriting profit of $14.6 million which includes an underwriting profit of $5.7 million from our Lloyd’s Energy and Engineering business driven by favorable current accident year loss trends, and to a lesser extent, prior year reserve releases from our offshore energy product line. Our Lloyd’s Operations also includes an underwriting profit of $3.4 million from Professional Liability driven by favorable loss emergence. In addition, our Lloyd’s Marine business reported an underwriting profit of $4.9 million driven by prior year reserve releases which were offset by an $8.9 million net loss, inclusive of $3.9 million of RRPs, related to a Marine Liability loss which involved the sinking of a vessel in South Korean waters.

Our Lloyd’s Operations underwriting profit for the nine months ended September 30, 2013 included $14.1 million of net prior period reserve releases in connection with continued favorable emergence from our Lloyd’s D&O, Energy & Engineering and Marine businesses, partially offset by large current accident year losses from our Lloyd’s Marine and Energy & Engineering businesses, as well as a $1.1 million foreign exchange loss on the remeasurement of certain deposits required by Lloyd’s.

Lloyd’s Operations Gross Written Premiums

Marine Premiums: The gross written premiums for our Marine business for the three and nine months ended September 30, 2014 and 2013 consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,		Percentage Change
In thousands	2014	2013	2014	2013	QTD	YTD
Marine Liability	$7,490	$6,072	$35,172	$32,729	23.3%	7.5%
Cargo	12,653	10,491	38,128	34,215	20.6%	11.4%
Marine Excess-of-Loss Reinsurance	1,124	1,074	15,351	11,638	4.6%	31.9%
Specie	4,719	6,252	15,497	17,583	-24.5%	-11.9%
Energy Liability	3,207	3,129	14,448	13,286	2.5%	8.7%
Transport	6,633	6,260	20,000	16,239	6.0%	23.2%
War	87	1,539	2,239	5,503	-94.4%	-59.3%
Bluewater Hull	2,655	1,192	6,695	4,353	122.7%	53.8%

Total Marine	$38,568	$36,009	$147,530	$135,546	7.1%	8.8%

The Lloyd’s Operations Marine gross written premiums increased 7.1% and 8.8% for the three and nine months ended September 30, 2014 compared to the same periods in 2013, driven by new business growth from the Marine Liability and Cargo product lines offset by reduced growth in our War and Specie product lines. For the nine months ended September 30, 2014 the increase is driven by Marine Excess-of-Loss Assumed Reinsurance product line, inclusive of $2.5 million of assumed RRPs recognized year to date. The increase is also due to new business growth in Transport, Marine Liability and Cargo.

The Lloyd’s Operation Marine business experienced average renewal rates decreases of 0.9% and renewal rate increases of 0.6% for the three and nine months ended September 30, 2014.

Property Casualty Premiums: The gross written premiums for our Property Casualty business for the three and nine months ended September 30, 2014 and 2013 consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,		Percentage Change
In thousands	2014	2013	2014	2013	QTD	YTD
Energy & Engineering:
Offshore Energy	$10,877	$14,168	$40,814	$42,703	-23.2%	-4.4%
Onshore Energy	3,800	7,844	18,894	24,598	-51.5%	-23.2%
Engineering and Construction	8,002	9,343	19,050	24,015	-14.4%	-20.7%
U.S. Direct and Facultative Property	2,580	2,347	9,606	7,716	9.9%	24.5%

Energy & Engineering	$25,259	$33,702	$88,364	$99,032	-25.1%	-10.8%
Assumed Reinsurance:
Property	$3,246	$—	$8,267	$—	NM	NM
Latin American	2,527	2,011	3,485	2,011	25.7%	73.3%

Assumed Reinsurance	$5,773	$2,011	$11,752	$2,011	NM	NM

Other Property Casualty	$140	$156	$1,297	$1,101	10.3%	17.8%

Total Property Casualty	$31,172	$35,869	$101,413	$102,144	-13.1%	-0.7%

NM - Percentage change not meaningful

The Lloyd’s Operations Property Casualty gross written premiums decreased 13.1% and 0.7% for the three and nine months ended September 30, 2014 compared to the same periods in 2013. Tough market conditions and an unfavorable rating environment have led to reduced premium in our Offshore Energy, Onshore Energy and Engineering and Construction product lines for the three and nine months ended September 30, 2014. This has been offset by an increase in new business growth, specifically from our Assumed Reinsurance business product lines.

The Lloyd’s Operations Property Casualty business showed decreases of 7.6% and 6.5% on renewal rates for the three and nine months ended September 30, 2014.

Professional Liability Premiums: The gross written premiums for our Professional Liability business for the three and nine months ended September 30, 2014 and 2013 consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,		Percentage Change
In thousands	2014	2013	2014	2013	QTD	YTD
Management Liability	$10,562	$8,891	$34,679	$30,389	18.8%	14.1%
Errors & Omissions	4,685	3,698	17,423	11,545	26.7%	50.9%

Total Professional Liability	$15,247	$12,589	$52,102	$41,934	21.1%	24.2%

The Lloyd’s Operations Professional Liability gross written premiums increased 21.1% and 24.2% for the three and nine months ended September 30, 2014 compared to the same period in 2013, as a result of new business growth, partially offset by decreases in renewal rates of 2.8% and 3.7% for the three and nine months ended September 30, 2014.

Lloyd’s Operations Commission Expenses

The commission expenses ratios for the three and nine months ended September 30, 2014 were 18.6% and 17.7%, respectively, compared to 16.3% and 17.0% for the same periods in 2013. The increase in the commission expense ratio for the three months ended September 30, 2014 is driven by a reduction in our proportional reinsurance premiums which generate ceding commission.

Lloyd’s Operations Other Operating Expenses

Lloyd’s Operations other operating expenses were $15.2 million and $42.6 million for the three and nine months ended September 30, 2014 compared to $10.5 million and $32.9 million for the same periods in 2013, primarily due to an increase in employee costs associated with growth initiatives for our business as well as an increase in certain information technology charges assessed by Lloyd’s. Other operating expenses for the three and nine months ended September 30, 2014 were also affected by adverse exchange rate movement between the British Pound and the US Dollar which resulted in British Pound denominated expenses to increase more when expressed in US Dollar terms.

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

Our capital resources consist of funds deployed or available to be deployed to support our business operations. As of September 30, 2014 and December 31, 2013, our capital resources were as follows:

In thousands	September 30, 2014	December 31, 2013
Senior Notes	$263,406	$263,308
Stockholders’ equity	996,593	902,212

Total capitalization	$1,259,999	$1,165,520

Ratio of debt to total capitalization	20.9%	22.6%

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

NIC may pay dividends to the Parent Company out of its statutory earned surplus pursuant to statutory restrictions imposed under the New York insurance law. As of September 30, 2014, the maximum amount available for the payment of dividends by NIC in 2014 without prior regulatory approval is $87.4 million.

NCUL may pay dividends to the Parent Company up to the extent of available profits that have been distributed from Syndicate 1221 and as of September 30, 2014 that amount was $12.0 million (£7.4 million).

Condensed Parent Company balance sheets as of September 30, 2014 and December 31, 2013 are shown in the table below:

In thousands	September 30, 2014	December 31, 2013
Cash and investments	$104,645	$100,676
Investments in subsidiaries	1,134,210	1,040,214
Goodwill and other intangible assets	2,534	2,534
Other assets	26,603	26,538

Total assets	$1,267,992	$1,169,962

Senior Notes	$263,406	$263,308
Accounts payable and other liabilities	1,009	802
Accrued interest payable	6,984	3,640

Total liabilities	$271,399	$267,750

Stockholders’ equity	$996,593	$902,212

Total liabilities and stockholders’ equity	$1,267,992	$1,169,962

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

On November 22, 2012, we entered into a $165 million credit facility agreement with ING Bank N.V., London Branch, individually and as Administrative Agent, and a syndicate of lenders. The new credit facility amended and restated a $165 million letter of credit facility entered into by the parties on March 28, 2011. The credit facility, which is denominated in U.S. dollars, is utilized to fund our participation in Syndicate 1221 through letters of credit for the 2013 and 2014 underwriting years, as well as open prior years. The letters of credit issued under the facility can be denominated in British pounds and their aggregate face amount will fluctuate based on exchange rates. If any letters of credit remain outstanding under the facility after December 31, 2014, we would be required to post additional collateral to secure the remaining letters of credit. As of September 30, 2014, letters of credit with an aggregate face amount of $150.8 million were outstanding under the credit facility and we have $1.0 million of cash collateral posted.

This credit facility contains customary covenants for facilities of this type, including restrictions on indebtedness and liens, limitations on mergers, dividends and the sale of assets, and requirements as to maintaining certain consolidated tangible net worth, statutory surplus and other financial ratios. The credit facility also provides for customary events of default, including failure to pay principal, interest or fees when due, failure to comply with covenants, any representation or warranty made by the Company being false in any material respect, default under certain other indebtedness, certain insolvency or receivership events affecting the Company and its subsidiaries, the occurrence of certain material judgments, or a change in control of the Company. The letter of credit facility is secured by a pledge of the stock of certain insurance subsidiaries of the Company. To the extent the aggregate face amount issued under the credit facility exceeds the commitment amount, we are required to post collateral with the lead bank of the consortium. We were in compliance with all covenants under the credit facility as of September 30, 2014.

The applicable margin and applicable fee rate payable under the credit facility are based on a tiered schedule that is based on the Company’s then-current ratings issued by S&P and A.M. Best with respect to the Company’s Senior Notes without third-party credit enhancement, and the amount of the Company’s own collateral utilized to fund its participation in Syndicate 1221.

On November 6, 2014 we entered into a second credit facility for $8.0 million Australian Dollars with Barclays Bank PLC to fund our participation in Syndicate 1221.The facility is used to fund Australian underwriting obligations for the 2014 and prior underwriting years. The facility contains customary covenants for facilities of this type, including a restriction on future encumbrances that are outside the ordinary course of business, and a requirement to maintain at least £75 million of Funds at Lloyd’s. As of November 6, 2014 we were in compliance with all covenants. Interest is payable on the facility at a rate of 2% per annum above a floating rate tied to the average mid-rate for Australian bills of exchange administered by the Australian Financial Markets Association. The facility may be cancelled by either party after providing written notice.

Time lags do occur in the normal course of business between the time gross loss reserves are paid by the Company and the time such gross paid losses are billed and collected from reinsurers. Reinsurance recoverable amounts related to gross loss reserves as of September 30, 2014 are anticipated to be billed and collected over the next several years as the gross loss reserves are paid by the Company.

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

LIQUIDITY

Consolidated Cash Flows

Net cash provided by operating activities was $181.4 million for the nine months ended September 30, 2014 compared to $130.0 million for the same period in 2013. The increase in cash flow from operations for 2014 is largely attributable to a reduction in net losses paid as well as an increase in premium collection due to growth, offset by higher operating expenses resulting from increased headcount associated with growth in our business.

Net cash used in investing activities was $194.1 million for the nine months ended September 30, 2014 compared to $46.8 million for the comparable period in 2013. Fluctuations in cash provided by, or used in, investing activities is primarily due changes in operating cash flows and the associated ongoing management of our investment portfolio.

Net cash provided by financing activities was $0.6 million for the nine months ended September 30, 2014 compared to $1.9 million for the same period in 2013. The decrease in cash provided by financing activities relates to a reduction in proceeds from exercise of stock options.

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

Investments

As of September 30, 2014, the weighted average rating of our fixed maturities was “AA” by S&P and “Aa” by Moody’s. The entire fixed maturity investment portfolio, except for investments with a fair value of $14.0 million, consists of investment grade bonds. As of September 30, 2014, our portfolio had a duration of 3.7 years. Management periodically projects cash flow of the investment portfolio and other sources in order to maintain the appropriate levels of liquidity in an effort to ensure our ability to satisfy claims. As of September 30, 2014 and December 31, 2013, all fixed maturities and equity securities held by us were classified as available-for-sale.

The following tables set forth the Company’s cash and investments as of September 30, 2014 and December 31, 2013. The tables below include OTTI securities recognized within AOCI:

	September 30, 2014
In thousands	Fair Value	Gross Unrealized Gains	Gross Unrealized (Losses)	Cost or Amortized Cost
Fixed maturities:
U.S. Treasury bonds, agency bonds and foreign government bonds	$414,348	$2,712	$(6,215)	$417,851
States, municipalities and political subdivisions	550,327	16,585	(1,360)	535,102
Mortgage-backed and asset-backed securities:
Agency mortgage-backed securities	296,198	7,201	(2,363)	291,360
Residential mortgage obligations	34,738	1,238	(133)	33,633
Asset-backed securities	195,180	414	(519)	195,285
Commercial mortgage-backed securities	210,712	6,244	(588)	205,056

Subtotal	$736,828	$15,097	$(3,603)	$725,334
Corporate bonds	608,692	11,945	(2,350)	599,097

Total fixed maturities	$2,310,195	$46,339	$(13,528)	$2,277,384
Equity securities - common stocks	113,250	26,251	(772)	87,771
Equity securities - Preferred stocks	50,223	1,481	(249)	48,991
Short-term investments	255,445	11	—	255,434
Cash	74,408	—	—	74,408

Total	$2,803,521	$74,082	$(14,549)	$2,743,988

	December 31, 2013
In thousands	Fair Value	Gross Unrealized Gains	Gross Unrealized (Losses)	Cost or Amortized Cost
Fixed maturities:
U.S. Treasury bonds, agency bonds and foreign government bonds	$441,685	$2,854	$(8,855)	$447,686
States, municipalities and political subdivisions	460,422	9,298	(13,651)	464,775
Mortgage-backed and asset-backed securities:
Agency mortgage-backed securities	301,274	6,779	(6,016)	300,511
Residential mortgage obligations	41,755	1,212	(161)	40,704
Asset-backed securities	125,133	653	(480)	124,960
Commercial mortgage-backed securities	172,750	7,656	(374)	165,468

Subtotal	$640,912	$16,300	$(7,031)	$631,643
Corporate bonds	504,854	15,402	(3,443)	492,895

Total fixed maturities	$2,047,873	$43,854	$(32,980)	$2,036,999
Equity securities - common stocks	143,954	25,700	(550)	118,804
Short-term investments	296,250	—	—	296,250
Cash	86,509	—	—	86,509

Total	$2,574,586	$69,554	$(33,530)	$2,538,562

As of September 30, 2014 and December 31, 2013, fixed maturities for which non-credit OTTI was previously recognized and included in other comprehensive income are now in an unrealized gains position of $0.7 million and $0.5 million, respectively.

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

Invested assets increased from 2013 primarily due to positive cash flow from operations. The annualized pre-tax yield, excluding net realized gains and losses and net OTTI losses recognized in earnings, was 2.2% and 2.4% for the three and nine months ended September 30, 2014 compared to 2.4% for the three and nine months ended September 30, 2013.

The tax equivalent yields for the three months and nine months ended September 30, 2014 on a consolidated basis were 2.4% and 2.6%, respectively, compared to 2.6% for both periods during 2013. The portfolio duration was 3.7 years and 3.9 years at September 30, 2014 and September 30, 2013 respectively. During 2014, the tax-exempt portion of our investment portfolio has increased by $97.0 million to approximately 22.0% of the fixed maturities investment portfolio as of September 30, 2014 compared to approximately 20.1% at December 31, 2013.

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

The contractual maturity dates for fixed maturity securities categorized by the number of years until maturity as of September 30, 2014 are shown in the following table:

	September 30, 2014
In thousands	Fair Value	Amortized Cost
Due in one year or less	$57,455	$57,822
Due after one year through five years	768,839	761,771
Due after five years through ten years	376,070	370,373
Due after ten years	371,003	362,084
Mortgage- and asset-backed securities	736,828	725,334

Total	$2,310,195	$2,277,384

Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Due to the periodic repayment of principal, the aggregate amount of mortgage-backed and asset-backed securities is estimated to have an effective maturity of approximately 4.5 years.

The following table sets forth the amount and percentage of our fixed maturities as of September 30, 2014 by S&P credit rating or, if an S&P rating is not available, the equivalent Moody’s rating. The table includes fixed maturities at fair value, and the total rating is the weighted average quality rating:

	September 30, 2014
In thousands	Rating	Fair Value	Percent of Total
Rating description:
Extremely strong	AAA	$446,347	19%
Very strong	AA	1,067,305	46%
Strong	A	623,183	27%
Adequate	BBB	159,354	7%
Speculative	BB & Below	13,534	1%
Not rated	NR	472	0%

Total	AA	$2,310,195	100%

The following table sets forth our U.S. Treasury bonds, agency bonds, and foreign government bonds as of September 30, 2014 and December 31, 2013:

	September 30, 2014
In thousands	Fair Value	Gross Unrealized Gains	Gross Unrealized (Losses)	Amortized Cost
U.S. Treasury bonds	$177,933	$1,596	$(2,361)	$178,698
Agency bonds	159,921	1,050	(540)	159,411
Foreign government bonds	76,494	66	(3,314)	79,742

Total	$414,348	$2,712	$(6,215)	$417,851

	December 31, 2013
In thousands	Fair Value	Gross Unrealized Gains	Gross Unrealized (Losses)	Amortized Cost
U.S. Treasury bonds	$242,379	$1,565	$(7,480)	$248,294
Agency bonds	143,063	1,002	(1,198)	143,259
Foreign government bonds	56,243	287	(177)	56,133

Total	$441,685	$2,854	$(8,855)	$447,686

The following table sets forth the composition of the investments categorized as states, municipalities and political subdivisions in our portfolio by generally equivalent S&P and Moody’s ratings (not all securities in our portfolio are rated by both S&P and Moody’s) as of September 30, 2014 . The securities that are not rated in the table below are primarily state bonds.

In thousands		September 30, 2014
Equivalent S&P Rating	Equivalent Moody’s Rating	Fair Value	Amortized Cost	Net Unrealized Gain (Loss)
AAA/AA/A	Aaa/Aa/A	$540,860	$526,015	$14,845
BBB	Baa	8,258	7,986	272
BB	Ba	—	—	—
B	B	737	630	107
CCC or lower	Caa or lower	—	—	—
NR	NR	472	471	1

Total		$550,327	$535,102	$15,225

The following table sets forth the municipal bond holdings by sectors as of September 30, 2014 and December 31, 2013:

	September 30, 2014		December 31, 2013
	Fair	Percent	Fair	Percent
In thousands	Value	of Total	Value	of Total
Municipal Sector:
General obligation	$164,158	30%	$125,063	27%
Prerefunded	17,112	3%	15,835	3%
Revenue	326,625	59%	270,016	59%
Taxable	42,432	8%	49,508	11%

Total	$550,327	100%	$460,422	100%

We own $80.6 million of municipal securities which are credit enhanced by various financial guarantors. As of September 30, 2014, the average underlying credit rating for these securities is A+ There has been no material adverse impact to our investment portfolio or results of operations as a result of downgrades of the credit ratings for several of the financial guarantors.

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

The following table sets forth our agency mortgage-backed securities and residential mortgage-backed securities (“RMBS”) by those issued by GNMA, FNMA, and FHLMC, and the quality category (prime, Alt-A and subprime) for all other such investments as of September 30, 2014:

	September 30, 2014
		Gross	Gross
	Fair	Unrealized	Unrealized	Amortized
In thousands	Value	Gains	Losses	Cost
Agency mortgage-backed securities:
GNMA	$87,953	$2,917	$(1,341)	$86,377
FNMA	150,283	3,144	(953)	148,092
FHLMC	57,962	1,140	(69)	56,891

Total agency mortgage-backed securities	$296,198	$7,201	$(2,363)	$291,360

Residential mortgage-backed securities:
Prime	$13,970	$574	$(112)	$13,508
Alt-A	1,777	115	(21)	1,683
Subprime	429	15	—	414
Non-U.S. RMBS	18,562	534	—	18,028

Total residential mortgage-backed securities	$34,738	$1,238	$(133)	$33,633

The following table sets forth the composition of the investments categorized as RMBS in our portfolio by generally equivalent S&P and Moody’s ratings (not all securities in our portfolio are rated by both S&P and Moody’s) as of September 30, 2014:

In thousands		September 30, 2014
Equivalent S&P Rating	Equivalent Moody’s Rating	Fair Value	Amortized Cost	Net Unrealized Gain (Loss)
AAA/AA/A	Aaa/Aa/A	$23,435	$22,906	$529
BBB	Baa	1,780	1,795	(15)
BB	Ba	1,185	1,206	(21)
B	B	1,833	1,800	33
CCC or lower	Caa or lower	6,505	5,926	579
NR	NR	—	—	—

Total		$34,738	$33,633	$1,105

Details of the collateral of our asset-backed securities portfolio as of September 30, 2014 are presented below:

In thousands	AAA	AA	A	BBB	BB	CCC	Fair Value	Amortized Cost	Unrealized Gain (Loss)
Auto loans	$14,661	$1,504	$9,680	$—	$—	$—	$25,845	$25,768	$77
Credit cards	50,031	—	5,981	—	—	—	56,012	55,907	105
Collateralized Loan Obligations	70,834	6,823	—	—	—	—	77,657	78,081	(424)
Time Share	—	—	17,180	—	—	—	17,180	17,076	104
Student Loans	1,035	—	—	—	—	—	1,035	1,013	22
Miscellaneous	6,677	—	10,774	—	—	—	17,451	17,440	11

Total	$143,238	$8,327	$43,615	$—	$—	$—	$195,180	$195,285	$(105)

The following table sets forth the composition of the investments categorized as commercial mortgage-backed securities in our portfolio by generally equivalent S&P and Moody’s ratings (not all securities in our portfolio are rated by both S&P and Moody’s) as of September 30, 2014:

In thousands		September 30, 2014
Equivalent S&P Rating	Equivalent Moody’s Rating	Fair Value	Amortized Cost	Net Unrealized Gain (Loss)
AAA/AA/A	Aaa/Aa/A	$210,712	$205,056	$5,656
BBB	Baa	—	—	—
BB	Ba	—	—	—
B	B	—	—	—
CCC or lower	Caa or lower	—	—	—
NR	NR	—	—	—

Total		$210,712	$205,056	$5,656

The following table sets forth the composition of the investments categorized as corporate bonds in our portfolio by generally equivalent S&P and Moody’s ratings (not all securities in our portfolio are rated by both S&P and Moody’s) as of September 30, 2014:

In thousands		September 30, 2014
Equivalent S&P Rating	Equivalent Moody’s Rating	Fair Value	Amortized Cost	Net Unrealized Gain (Loss)
AAA/AA/A	Aaa/Aa/A	$456,102	$450,576	$5,526
BBB	Baa	149,316	145,302	4,014
BB	Ba	3,274	3,219	55
B	B	—	—	—
CCC or lower	Caa or lower	—	—	—
NR	NR	—	—	—

Total		$608,692	$599,097	$9,595

The company holds non-sovereign securities, where the issuer is located in the Euro Area, an economic and monetary union of certain member states within the European Union that have adopted the Euro as their common currency. As of September 30, 2014, the fair value of such securities was $95.8 million, with an amortized cost of $95.0 million representing 3.9% of our total fixed income and equity portfolio. Our largest exposure is in France with a total of $43.6 million followed by the Netherlands with a total of $40.9 million. We have no direct exposure to Greece, Portugal, Italy, Spain, Ukraine or Russia at September 30, 2014.

The following table summarizes all securities in a gross unrealized loss position as of September 30, 2014 and December, 31, 2013, showing the aggregate fair value and gross unrealized loss by the length of time those securities had continuously been in a gross unrealized loss position as well as the number of securities:

	September 30, 2014			December 31, 2013
In thousands, except # of securities	Number of Securities	Fair Value	Gross Unrealized Loss	Number of Securities	Fair Value	Gross Unrealized Loss
Fixed maturities:
U.S. Treasury bonds, agency bonds, and foreign government bonds
0-6 months	19	$110,580	$608	27	$136,360	$1,096
7-12 months	9	21,694	727	26	149,370	7,759
> 12 months	36	131,073	4,880	—	—	—

Subtotal	64	$263,347	$6,215	53	$285,730	$8,855
States, municipalities and political subdivisions
0-6 months	18	$31,874	$189	28	$40,132	$297
7-12 months	1	3,137	78	104	205,152	12,100
> 12 months	39	85,851	1,093	6	12,357	1,254

Subtotal	58	$120,862	$1,360	138	$257,641	$13,651
Agency mortgage-backed securities
0-6 months	5	$42,373	$230	39	$39,458	$434
7-12 months	2	1,636	12	64	77,860	3,768
> 12 months	61	74,476	2,121	9	22,784	1,814

Subtotal	68	$118,485	$2,363	112	$140,102	$6,016
Residential mortgage obligations
0-6 months	6	$5,295	$43	3	$431	$2
7-12 months	—	—	—	7	950	29
> 12 months	14	1,816	90	15	2,467	130

Subtotal	20	$7,111	$133	25	$3,848	$161
Asset-backed securities
0-6 months	16	$93,871	$200	14	$75,887	$479
7-12 months	3	9,930	28	1	203	1
> 12 months	2	31,663	291	—	—	—

Subtotal	21	$135,464	$519	15	$76,090	$480
Commercial mortgage-backed securities
0-6 months	9	$48,884	$408	4	$6,712	$31
7-12 months	—	—	—	2	15,098	322
> 12 months	4	15,539	180	4	774	21

Subtotal	13	$64,423	$588	10	$22,584	$374
Corporate bonds
0-6 months	59	$218,185	$1,016	34	$93,591	$717
7-12 months	6	8,006	124	18	55,021	2,726
> 12 months	11	36,689	1,210	—	—	—

Subtotal	76	$262,880	$2,350	52	$148,612	$3,443

Total fixed maturities	320	$972,572	$13,528	405	$934,607	$32,980

Equity securities - common stocks
0-6 months	5	$15,496	$309	5	$7,387	$422
7-12 months	1	3,940	433	2	3,538	128
> 12 months	1	214	30	—	—	—

Total common Stocks	7	$19,650	$772	7	$10,925	$550

Equity securities - preferred stocks
0-6 months	19	$21,383	$249	—	$—	$—
7-12 months	—	—	—	—	—	—
> 12 months	—	—	—	—	—	—

Total Preferred Stocks	19	$21,383	$249	—	$—	$—

We analyze the unrealized losses quarterly to determine if any are other-than-temporary. The above unrealized losses have been determined to be temporary based on our policies.

In the above table the gross unrealized loss for the greater than 12 months category consists primarily of Treasury and agency bonds and agency mortgage backed securities primarily due to an increase in interest rates.

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

As of September 30, 2014 and December 31, 2013, the largest unrealized loss by a non-government backed issuer in the investment portfolio was $0.6 million and $1.1 million, respectively.

The following table sets forth the composition of the investments categorized as fixed maturities in our investment portfolio with gross unrealized losses by generally equivalent S&P and Moody’s ratings (not all of the securities are rated by S&P and Moody’s) as of September 30, 2014:

		September 30, 2014
In thousands		Gross Unrealized Loss		Fair Value
Equivalent S&P Rating	Equivalent Moody’s Rating	Amount	Percent of Total	Amount	Percent of Total
AAA/AA/A	Aaa/Aa/A	$12,907	96%	$928,189	96%
BBB	Baa	557	4%	42,689	4%
BB	Ba	34	0%	716	0%
B	B	16	0%	751	0%
CCC or lower	Caa or lower	14	0%	227	0%
NR	NR	—	0%	—	0%

Total		$13,528	100%	$972,572	100%

As of September 30, 2014, the gross unrealized losses in the table above were related to fixed maturities that are rated investment grade, which is defined as a security having an S&P rating of “BBB–” or higher, or a Moody’s rating of “Baa3” or higher, except for $0.06 million which is rated below investment grade or not rated. Unrealized losses on investment grade securities principally relate to changes in interest rates or changes in sector-related credit spreads since the securities were acquired.

The contractual maturity for fixed maturities categorized by the number of years until maturity, with a gross unrealized loss as of September 30, 2014 is presented in the following table:

	September 30, 2014
	Gross Unrealized Losses		Fair Value
		Percent		Percent
In thousands	Amount	of Total	Amount	of Total
Due in one year or less	$836	6%	$11,737	1%
Due after one year through five years	4,374	32%	370,199	38%
Due after five years through ten years	3,723	28%	162,429	17%
Due after ten years	992	7%	102,724	11%
Mortgage- and asset-backed securities	3,603	27%	325,483	33%

Total	$13,528	100%	$972,572	100%

As of September 30, 2014, there were no investments with a fair value that was less than 80% of amortized cost.

The following table below summarizes our activity related to OTTI losses for the periods indicated:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2014		2013		2014		2013
In thousands, except # of securities	Number of Securities	Amount	Number of Securities	Amount	Number of Securities	Amount	Number of Securities	Amount
Total OTTI losses:
Corporate and other bonds	—	$—	1	$1,821	—	$—	1	$1,821
Commercial mortgage-backed securities	—	—	—	—	—	—	—	—
Residential mortgage-backed securities	31	41	—	—	31	(158)	—	—
Asset-backed securities	—	—	—	—	—	—	—	—
Equities	—	—	—	—	—	—	2	42

Total	31	$41	1	$1,821	31	$(158)	3	$1,863
Less: Portion of loss in accumulated other comprehensive income (loss):
Corporate and other bonds		$—		$—		$—		$—
Commercial mortgage-backed securities		—		—		—		—
Residential mortgage-backed securities		41		—		(158)		—
Asset-backed securities		—		—		—		—
Equities		—		—		—		—

Total		$41		$—		$(158)		$—
Impairment losses recognized in earnings:
Corporate and other bonds		$—		$1,821		$—		$1,821
Commercial mortgage-backed securities		—		—		—		—
Residential mortgage-backed securities		—		—		—		—
Asset-backed securities		—		—		—		—
Equities		—		—		—		42

Total		$—		$1,821		$—		$1,863

The Company did not have OTTI losses during the three and nine months ended September 30, 2014. Net OTTI losses of $1.8 million for the three months ended September 30, 2013 consisted of one municipal bond. Net OTTI losses of $1.9 million for the nine months ended September 30, 2013 consisted of one municipal bond and two equity securities. The significant inputs used to measure the amount of credit loss recognized in earnings were actual delinquency rates, default probability assumptions, severity assumptions and prepayment assumptions. Projected losses are a function of both loss severity and probability of default. Default probability and severity assumptions differ based on property type, vintage and the stress of the collateral. We do not intend to sell any of these securities and it is more likely than not that we will not be required to sell these securities before the recovery of the amortized cost basis.

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

Based on the primary foreign-denominated balances within our Lloyd’s Operations as of September 30, 2014, an assumed 5%, 10% and 15% negative currency movement would result in changes as follows:

	September 30, 2014
		Negative Currency Movement of
In millions	USD Equivalent	5%	10%	15%
Cash, cash equivalents and marketable securities at fair value	$107.7	$(2.3)	$(4.5)	$(6.8)
Premiums receivable	$35.0	$(1.7)	$(3.4)	$(5.0)
Reinsurance recoverables on paid, unpaid losses and LAE	$46.7	$(2.0)	$(4.0)	$(5.9)
Reserves for losses and loss adjustment expenses	$130.1	$5.6	$11.2	$16.8

Total		$(0.4)	$(0.7)	$(0.9)

Item 4. Controls and Procedures

(a)	The Chief Executive Officer and Chief Financial Officer of the Company have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this quarterly report. Based on such evaluation, such officers have concluded that as of the end of such period the Company’s disclosure controls and procedures are effective in identifying, on a timely basis, material information required to be disclosed in our reports filed or submitted under the Exchange Act.

(b)	There have been no changes during our third fiscal quarter in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

The Navigators Group, Inc.
(Company)
Dated: November 7, 2014	By:	/s/ Ciro M. DeFalco
Ciro M. DeFalco
Senior Vice President and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit No.	Description of Exhibit

11-1	Computation of Per Share Earnings	*

31-1	Certification of CEO per Section 302 of the Sarbanes-Oxley Act	*

31-2	Certification of CFO per Section 302 of the Sarbanes-Oxley Act	*

32-1	Certification of CEO per Section 906 of the Sarbanes-Oxley Act	*
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