Form 10-K
period 2014-12-31
NAVIGATORS GROUP INC
filed 2015-02-18
CIK 793547

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One):

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of voting stock held by non-affiliates as of June 30, 2014 was $723,657,575 (Last business day of The Company’s most recently completed second fiscal quarter).

The number of common shares outstanding as of January 31, 2015 was 14,289,970 (Last practical business day for the count of shares outstanding).

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s 2014 Proxy Statement are incorporated by reference in Part III, Items 10, 11, 12, 13 and 14 of this Form 10-K.

NOTE ON FORWARD-LOOKING STATEMENTS

Some of the statements in this Annual Report on Form 10-K are “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact included in or incorporated by reference in this Annual Report are forward-looking statements. Whenever used in this report, the words “estimate,” “expect,” “believe,” “may,” “will,” “intend,” “continue” or similar expressions or their negative are intended to identify such forward-looking statements. Forward-looking statements are derived from information that we currently have and assumptions that we make. We cannot assure you that anticipated results will be achieved, since actual results may differ materially because of both known and unknown risks and uncertainties which we face. Factors that could cause actual results to differ materially from our forward-looking statements include, but are not limited to, the factors described in Part I, Item 1A, “Risk Factors” of this report. In light of these risks, uncertainties and assumptions, any forward-looking events discussed in this report may not occur. You are cautioned not to place undue reliance on any forward-looking statements, which speak only as of their respective dates. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

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

PART I

ITEM 1. BUSINESS

Overview

The accompanying consolidated financial statements, consisting of the results of The Navigators Group, Inc., a Delaware holding company established in 1982, and its subsidiaries are prepared on the basis of United States (“U.S.”) generally accepted accounting principles (“GAAP” or “U.S. GAAP”). All significant intercompany transactions and balances have been eliminated. The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported revenues and expenses during the reporting periods. The term “the Company” as used herein is used to mean The Navigators Group, Inc. and its subsidiaries, unless the context otherwise requires. The terms “Parent” or “Parent Company” are used to mean The Navigators Group, Inc. without its subsidiaries. Certain amounts for the prior year have been reclassified to conform to the current year’s presentation.

The Company is an international insurance company focusing on specialty products within the overall property and casualty insurance market. The Company’s long-standing area of specialization is Marine insurance. The Company has also developed niches in Professional Liability insurance and Property Casualty lines of insurance, such as Primary and Excess casualty coverages offered to commercial enterprises and Assumed Reinsurance.

The Company classifies its business into one Corporate segment (“Corporate”) and two underwriting segments, the Insurance Companies segment (“Insurance Companies”) and the Lloyd’s Operations segment (“Lloyd’s Operations”) which are separately managed by business line divisions. The Insurance Companies are primarily engaged in underwriting Marine insurance, Primary Casualty insurance with a concentration in contractors’ general liability products, Excess Casualty insurance with a concentration in commercial umbrella products, Assumed Reinsurance, Management Liability insurance and Errors & Omissions (“E&O”) insurance. This segment is comprised of Navigators Insurance Company (“NIC”), which includes a United Kingdom (“UK”) branch (“UK Branch”), and Navigators Specialty Insurance Company (“NSIC”), which underwrites business on an excess and surplus lines basis. All of the business underwritten by NSIC is fully reinsured by NIC pursuant to a 100% quota share reinsurance agreement.

The Lloyd’s Operations are primarily engaged in underwriting Marine insurance; Energy & Engineering insurance with a concentration in offshore energy products and onshore energy construction products, Assumed Reinsurance, Management Liability insurance and E&O insurance at Lloyd’s of London (“Lloyd’s”) through Lloyd’s Syndicate 1221 (“Syndicate 1221”). The Corporate segment consists of the Parent Company’s investment income, interest expense and related income tax.

Revenue is primarily comprised of premiums and investment income. The Company derives premiums predominantly from business written by wholly-owned underwriting management companies, Navigators Management Company (“NMC”) and Navigators Management (UK) Ltd. (“NMUK”) that manage and service insurance and reinsurance business written by the Insurance Companies. The Company’s products are distributed through multiple channels, utilizing global, national and regional retail and wholesale insurance brokers.

Navigators Underwriting Agency Ltd. (“NUAL”) is a Lloyd’s underwriting agency that manages Syndicate 1221. The Company controls 100% of Syndicate 1221’s stamp capacity through the wholly-owned subsidiary, Navigators Corporate Underwriters Ltd. (“NCUL”), which is referred to as a corporate name in the Lloyd’s market. In addition, the Company has also established underwriting agencies in Antwerp, Belgium; Stockholm, Sweden; and Copenhagen, Denmark; as well as branches of the appointed representative, Navigators Underwriting Ltd. (“NUL”), in the European Economic Area (“EEA”), in Milan, Italy; Rotterdam, The Netherlands; and Paris, France, which underwrite risks pursuant to binding authorities with NUAL into Syndicate 1221. The Company has also established a presence in Brazil and China through contractual arrangements with local affiliates of Lloyd’s.

For financial information by segment, refer to Note 3, Segment Information, in the Notes to Consolidated Financial Statements, included herein.

While the Company’s management takes into consideration a wide range of factors in planning the business strategy and evaluating results of operations, there are certain factors that management believes are fundamental to understanding how the Company is managed. First, underwriting profit is consistently emphasized as a primary goal, above premium growth. Underwriting profit is a non-GAAP financial measure of performance and underwriting profitability, which is derived from net earned premium less the sum of net losses and Loss Adjustment Expenses (“LAE”), commission expenses, other operating expenses and other underwriting income or loss. Management’s assessment of the trends and potential growth in underwriting profit is the dominant factor in its decisions with respect to whether or not to expand a business line, enter into a new niche, product or territory or, conversely, to contract capacity in any business line. In addition, management focuses on controlling the costs of the operations. Management believes that careful monitoring of the costs of existing operations and assessment of costs of potential growth opportunities are important to the profitability. Access to capital also has a significant impact on management’s outlook for the operations. The Insurance Companies’ operations and ability to grow their business and take advantage of market opportunities are constrained by regulatory capital requirements and rating agency assessments of capital adequacy. Similarly, the ability to grow the Lloyd’s Operations is subject to capital and operating requirements of Lloyd’s and the U.K. regulatory authorities.

Management’s decisions are also greatly influenced by access to specialized underwriting and claims expertise in the Company’s lines of business. The Company has chosen to operate in specialty niches with certain common characteristics, which provides it with the opportunity to use its technical underwriting expertise in order to realize underwriting profit. As a result, the Company has focused on underserved markets for businesses characterized by higher severity and lower frequency of loss where it believes its intellectual capital and financial strength bring meaningful value. In contrast, the Company has avoided niches that it believes have a high frequency of loss activity and/or is subject to a high level of regulatory requirements, such as Workers Compensation and Personal Automobile insurance, because the Company does not believe, its technical underwriting expertise is of as much value in these types of businesses. Examples of niches that have the characteristics the Company looks for include Bluewater Hull which provides coverage for physical damage to highly valued cruise ships, and Directors and Officers Liability insurance (“D&O”) which covers litigation exposure of a corporation’s directors and officers. These types of exposures require substantial technical expertise. The Company attempts to mitigate the financial impact of severe claims on their results through conservative and detailed underwriting, prudent use of reinsurance and a balanced portfolio of risks.

Business Lines

Marine

The Company has been providing high-quality insurance protection for global marine clients since 1974. The Company offers insurance for companies engaged in the diverse aspects of shipping, trade and transportation. A summary of the business line divisions and primary products within those divisions, by underwriting segment:

Insurance Companies

Marine

	•	Marine Liability
	•	Craft/Fishing Vessels
	•	Protection & Indemnity
	•	Cargo
	•	Bluewater Hull
	•	War
	•	Marine Energy Liability
	•	Transport
	•	Customs Bonds
	•	Inland Marine

Lloyd’s Operations

Marine

	•	Cargo
	•	Marine Liability
	•	Transport
	•	Specie
	•	Marine Energy Liability
	•	Marine Excess-of-Loss Reinsurance
	•	Bluewater Hull
	•	War

The Insurance Companies’ Marine business consists of a number of different product lines. The largest is Marine Liability, which protects businesses from liability to third parties for bodily injury or property damage stemming from their marine-related operations, such as terminals, marinas and stevedoring. The Insurance Companies also underwrite insurance for Harbor Craft and other small craft such as fishing vessels, providing physical damage and third party liability coverage as well as Customs Bonds. The U.K. Branch underwrites Primary Marine Protection & Indemnity business, which complements the Marine Liability business, which is generally written above the primary layer on an excess basis. The Insurance Companies also underwrite Cargo insurance, which provides coverage for physical damage to goods in the course of transit, whether by water, air or land, as well as Bluewater Hull, which provides coverage to the owners of ocean-going vessels against physical damage. In addition, the Insurance Companies write Inland Marine products including builders’ risk, contractors’ tools and equipment, fine arts, computer equipment and warehouse legal liability.

The Insurance Companies’ Marine business is written from offices located in major insurance or port locations in New York, Seattle, San Francisco, Houston, Chicago, Miami and London.

The Lloyd’s Operations Marine business primarily consists of Cargo, Marine Liability, Transport and Specie. Other key product lines include Marine Energy Liability, Assumed Marine Reinsurance of other marine insurers on an excess-of-loss basis, Bluewater Hull and War.

The Lloyd’s Operations Cargo insurance business is one of the largest products and provides coverage for cargo in transit covering all types of manufacturers, importers and exporters. The largest component part of the Marine Liability account is written on an excess basis with terms that are common with the rest of the Lloyd’s market. Within the Marine Liability account the Company writes a large book of Shipowners’ Liability risks and Charterers’ Liability risks both directly and as reinsurance of various primary providers. The Lloyd’s Operations Transport account predominantly comprises worldwide Property and Liability exposures in respect of ports and terminals and services ancillary to the transportation of marine cargo, such as stevedoring, warehousing, wharfingering and logistics. The Lloyd’s Operations Specie account includes cash in transit, jeweler’s block, fine art, precious metals and securities.

The Energy Liability account is predominantly made up of worldwide upstream Energy Liabilities. The Marine Assumed Reinsurance business is fundamentally Cargo based and contains very little International Hull business and Energy exposure in the Gulf of Mexico and the North Sea. The Hull product line covers a general spread of worldwide Hull business along with shipowners’ interests including loss of hire, increased value, mortgagees’ interest and ship construction. The Lloyd’s Operations War product line includes war physical damage, loss of hire, loss of charter hire, piracy, confiscation and drug seizure.

The Lloyd’s Operations Marine business is written from offices located in London, and in Continental Europe in Antwerp, Stockholm, Rotterdam, Milan and Paris.

Property Casualty

The Property Casualty business focuses on specialty products within the overall Property and Casualty insurance and reinsurance market. A summary of the business line divisions and primary products within those divisions, by underwriting segment, is as follows.

Insurance Companies

Assumed Reinsurance

	•	Accident & Health (“A&H”)
	•	Agriculture
	•	Property, Casualty, Surety and Financial written in Latin America & The Caribbean (“LatAm”)
	•	Professional Liability

Primary Casualty

	•	General Liability
	•	Product Liability

Excess Casualty

	•	Umbrella & Excess Liability

Environmental Casualty

	•	General Environmental Liability
	•	Pollution Liability

Other Property & Casualty

	•	Life Sciences
	•	Commercial Auto
	•	Global Exporters Package Liability

Energy & Engineering

	•	Offshore Energy

Lloyd’s Operations

Energy & Engineering

	•	Offshore Energy
	•	Onshore Energy
	•	Engineering and Construction
	•	Direct and Facultative (“D&F”) Property

Assumed Reinsurance

	•	International Property and Surety

Casualty

	•	General Liability
	•	Environmental Liability
	•	Life Sciences

The Insurance Companies’ business consists of Assumed Reinsurance, Primary Casualty, Excess Casualty, Environmental Casualty, Other Property & Casualty and Energy & Engineering Divisions.

The Specialty Assumed Reinsurance business is written by NavRe, an underwriting unit managed by NMC. The specialty products on which the unit currently writes are proportional and excess-of-loss treaty reinsurance covering medical health care exposures, Agriculture exposures primarily in North America, Property, Casualty, Surety and Financial treaty exposures in Central and South America and the Caribbean as well as Professional Liability exposures in the U.S.

The Primary Casualty Division underwrites General Liability insurance policies for business in what is termed the Excess and Surplus lines market, which generally consists of businesses with more complex liability exposures, including contractors, manufacturers, real estate owners and other service businesses. Since 1995, the Insurance Companies have specialized in providing General Liability insurance to both residential and commercial contractors, including coverage to both individual businesses and on a project or wrap-up basis that collectively insures all contractors involved on a designated construction project. In addition, the Insurance Companies insure other liability to third parties emanating from their premises and operations and products manufactured or distributed. The Company’s underwriters and claims professionals have significant experience in underwriting and settling claims in these niches that serves as the principle competitive advantage and allows for better underwriting results than those achieved by the U.S. insurance industry in the aggregate.

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

The Environmental Casualty division provides highly specialized liability coverage to a wide variety of businesses and property owners in three broad product segments: Contractors Pollution Liability; Site Pollution Liability for owners and operators of real estate; and Integrated General and Pollution Liability for manufacturers, distributors, and environmental service providers. The division also writes Transactional Site Pollution policies that support the transfer of environmental liabilities between parties to real estate transactions. Environmental Liability policies can cover both first and/or third party legal liability arising out of pollution events or conditions that are generally excluded under Standard Liability and Property insurance policies.

Additional liability insurance is underwritten for select industry niches, including the Life Sciences, or Biotechnology, Medical Device and Environmental businesses. Other Property Casualty products underwritten include Commercial Automobile, which protects a business for third-party liability emanating from automobiles as well as physical damage to owned vehicles; Commercial Property insurance; and an exporter’s policy that provides coverage for third party liability for suits brought outside of the United States along with other coverage targeted toward the needs of international business owners and travelers. In 2012 and 2013, the Company wrote a limited amount of Commercial Surety Bonds, but discontinued that business because of increased levels of competition that made it difficult to achieve scale without sacrificing underwriting discipline.

The Energy & Engineering business is written by Navigators Technical Risk (“NavTech”), underwriting unit of the Insurance Companies. The Offshore Energy insurance principally focuses on the oil and gas, chemical and petrochemical industries, with coverage primarily for property damage and business interruption.

The Lloyd’s Operations Property Casualty business consists of Energy & Engineering written through NavTech, as well as Assumed Reinsurance and Casualty business.

The NavTech underwriting unit writes Offshore Energy, Onshore Energy, Engineering and Construction as well as D&F Property business. The Offshore Energy product lines includes coverage for property and activities such as offshore exploration and production assets, offshore construction projects, operators extra expenses and business interruption.

The Onshore Energy and Engineering business is written through a Lloyd’s consortium led by Navigators. The Onshore Energy portfolio comprises first party insurance damage to refineries and process plants in the oil, gas and petrochemical industries. The Engineering business comprises coverage of construction projects and operational power plants and facilities as well as business interruption insurance. Additionally, D&F Property is written through the NavTech underwriting unit with its core product being Fire and Natural Catastrophe Perils coverage for light commercial business.

The Assumed Reinsurance product lines include Property, Casualty and Surety treaty business focused in Argentina and Brazil. In addition, the Lloyd’s Operations writes Property Treaty business consisting of a portfolio of excess-of-loss contracts excluding exposure in the U.S., Caribbean and Latin America to avoid competition with the Insurance Companies.

In 2015, the Lloyd’s Operations plan to start writing Casualty insurance, which will include General Liability, Environmental Liability and Life Sciences (Product Liability and Clinical Trials business insurance), through the Lloyd’s Operations. The portfolio will cover a broad range of industries with a focus on low to medium hazard sectors, including general manufacturing, retail, and services. The Company intends to limit the exposure to high risk sectors such as transportation, automotive, and mining/utilities.

Professional Liability

A summary of the business line divisions and products within those divisions, by underwriting segment, is as follows:

Insurance Companies

Management Liability

	•	D&O Liability
	•	Fiduciary Liability
	•	Crime Liability
	•	Employment Practices Liability
	•	Non Profit D&O Liability

Errors & Omissions (“E&O”)

	•	E&O Miscellaneous Professional Liability
	•	Real Estate Agent Liability
	•	Design Professionals Liability
	•	Accountants Professional Liability
	•	Insurance Agents E&O
	•	Technology, Media & Cyber Liability

Lloyd’s Operations

Management Liability

	•	D&O Liability
	•	Fiduciary Liability
	•	Crime Liability
	•	Employment Practices Liability
	•	Public Offering of Securities Insurance (“POSI”) Liability
	•	Representations and Warranties Insurance

E&O

	•	E&O Miscellaneous Professional Liability
	•	Design Professionals Liability
	•	Accountants Professional Liability
	•	Insurance Agents E&O
	•	Technology, Media & Cyber Liability

The Insurance Companies Management Liability business consists of D&O Liability and related products for publicly traded corporations, privately held companies and not-for-profit organizations. Policies written for U.S. publicly traded companies are largely provided on an excess basis, while the majority of the U.S. private company and not-for-profit D&O is primary insurance. The E&O business is written on a primary and excess basis to a broad range of non-medical professional service providers, ranging from accountants to real estate appraisers. During 2013, the Insurance Companies decided to significantly reduce the underwriting of U.S. law firms, for which they had focused on smaller law firms, as a result of increased competition that precluded them from attaining terms and conditions consistent with profitable underwriting results. Management Liability and Professional Liability policies are generally written on a claims-made basis, for which the claim must be reported during the policy period or a defined extended reporting period following expiration of the policy.

The Lloyd’s Operations Management Liability book comprises primary and excess D&O targeting predominantly commercial companies outside of the U.S. The Lloyd’s Operations E&O portfolio is comprised of worldwide commercial E&O business targeting regulated professions and written on either a primary or an excess basis. The focus of this business is on companies domiciled outside of the U.S.

Loss Reserves

The Company maintains reserves for unpaid losses and unpaid LAE for all lines of business. Loss reserves consist of both reserves for reported claims, known as case reserves, and reserves for losses that have occurred but have not yet been reported, known as incurred but not reported (“IBNR”) losses. Case reserves are established when notice of a claim is first received. Reserves for such reported claims are established on a case-by-case basis by evaluating several factors, including the type of risk involved, knowledge of the circumstances surrounding such claim, severity of injury or damage, the potential for ultimate exposure, experience with the insured and the broker on the line of business, and the policy provisions relating to the type of claim. Reserves for IBNR are determined in part on the basis of statistical information and in part on the basis of industry experience. To the extent that reserves are strengthened or released, the amount of such strengthening or release is treated as a charge or credit to earnings in the period in which the strengthening or release is identified. These reserves are intended to cover the probable ultimate cost of settling all losses incurred and unpaid, including those incurred but not reported. The determination of reserves for losses and LAE is dependent upon the receipt of information from insureds, brokers and agents.

There is a lag between the time premiums are written and related losses and LAE are incurred, and the time such events are reported to us. The loss reserves include amounts related to short tail and long tail classes of business. Short tail business refers to claims that are generally reported quickly upon occurrence of an event and involve little or no litigation, making estimation of loss reserves less complex. The long tail business includes the Marine Liability, Casualty and Professional Liability insurance products. For the long tail lines, significant periods of time, ranging up to several years or more, may elapse between the occurrence of the loss, the reporting of the loss and the settlement of the claim. Generally, the longer the time span between the incidence of a loss and the settlement of the claim, the more likely the ultimate settlement amount will vary from the original estimate. Refer to the Casualty and Professional Liability section below for additional information.

Loss reserves are estimates of what the insurer or reinsurer expects to pay on claims, based on facts and circumstances then known. It is possible that the ultimate liability may exceed or be less than such estimates. In setting the loss reserve estimates, the Company reviews statistical data covering several years, analyzes patterns by line of business and considers several factors including trends in claims frequency and severity, changes in operations, emerging economic and social trends, inflation and changes in the regulatory and litigation environment. The Company also consults with experienced claims professionals. Based on this review, the Company makes a best estimate of its ultimate liability. During the loss settlement period, which, in some cases, may last several years, additional facts regarding individual claims may become known and, accordingly, it often becomes necessary to refine and adjust the estimates of liability on a claim upward or downward. Such estimates are regularly reviewed and updated and any resulting adjustments are included in the current period’s earnings. Even then, the ultimate liability may exceed or be less than the revised estimates. The reserving process is intended to provide implicit recognition of the impact of inflation and other factors affecting loss payments by taking into account changes in historical payment patterns and perceived probable trends. There is generally no precise method for the subsequent evaluation of the adequacy of the consideration given to inflation, or to any other specific factor, because the eventual strengthening or release of reserves is affected by many factors, some of which are interdependent.

Another factor related to reserve development is that the estimate of ultimate losses is based on the ratio of ultimate losses to ultimate premiums. For all the segments a certain, relatively stable, percentage of premium is reported after the close of the fiscal year. These amounts relate to the timing of the inception date of policies, lags in reporting of premium, premium audits, endorsements and cancellations. Losses are projected to an ultimate level. The ratio of ultimate loss to ultimate premium is then applied to the booked earned premium to match revenue with expense for GAAP purposes.

As part of the risk management process, the Company purchases reinsurance to limit the liability on individual risks and to protect against catastrophic loss. The Company purchases both quota share reinsurance and excess-of-loss reinsurance in order to limit the net retention per risk and event. Net retention represents the risk that the Company keeps for its own account. Once the initial reserve is established and the net retention is exceeded, any adverse development will directly affect the gross loss reserve, but would generally have no impact on the net retained loss unless the aggregate limits available under the impacted excess-of-loss reinsurance treaty are exhausted. Reinstatement premiums triggered under the excess-of-loss reinsurance by such additional loss development could have a potential impact on the net premiums during the period in which such additional loss development is recognized. Generally, the limits of exposure are known with greater certainty when estimating the net loss versus the gross loss. This situation tends to create greater volatility in the strengthening and releases of the gross reserves as compared to the net reserves.

The following table summarizes the reserve activity for losses and LAE for the years ended December 31, 2014, 2013 and 2012:

	Year Ended December 31,
In thousands	2014	2013	2012
Net reserves for losses and LAE at beginning of year	$1,222,633	$1,216,909	$1,237,234
Provision for losses and LAE for claims occurring in the current year	601,041	520,227	542,724
Increase (decrease) in estimated losses and LAE for claims occurring in prior years	(55,812)	(1,266)	(45,291)

Incurred losses and LAE	545,229	518,961	497,433
Losses and LAE paid for claims occurring during:
Current year	(164,199)	(147,758)	(110,373)
Prior years	(295,527)	(365,479)	(407,385)

Losses and LAE payments	(459,726)	(513,237)	(517,758)

Net reserves for losses and LAE at end of year	1,308,136	1,222,633	1,216,909
Reinsurance recoverables on unpaid losses and LAE	851,498	822,438	880,139

Gross reserves for losses and LAE at end of year	$2,159,634	$2,045,071	$2,097,048

The following table presents the development of the loss and LAE reserves for 2004 through 2014. The line “Net reserves for losses and LAE” reflects the net reserves at the balance sheet date for each of the indicated years and represents the estimated amount of losses and LAE arising in all prior years that are unpaid at the balance sheet date. The “Reserves for losses and LAE re-estimated” lines of the table reflect the re-estimated amount of the previously recorded reserves based on experience as of the end of each succeeding year. The reserve estimates may change as more information becomes known about the frequency and severity of claims for individual years. The net and gross cumulative redundancy (deficiency) lines of the table reflect the cumulative amounts developed as of successive years with respect to the aforementioned reserve liability. The cumulative redundancy (deficiency) represents the aggregate change in the estimates over all prior years.

The table calculates losses and LAE reported and recorded for all prior years starting with the year in which the loss was incurred. For example, assuming that a loss occurred in 2004 but was not reported until 2005, the amount of such loss will appear as a deficiency in both 2004 and 2005. Conditions and trends that have affected development of the liability in the past may not necessarily occur in the future. Accordingly, it may not be appropriate to extrapolate future strengthening or releases based on the table.

A significant portion of the favorable or adverse development on the gross reserves has been ceded to the excess-of-loss reinsurance treaties. As a result of these reinsurance arrangements, the gross losses and related reserve strengthening and releases tend to be more sensitive to favorable or adverse developments such as those described above than the net losses and related reserve strengthening and releases.

The gross loss reserves include estimated losses related to the 2008 Hurricanes Ike and Gustav and the 2012 Superstorm Sandy totaling approximately 0.6% and 1.6% of gross loss reserves as of December 31, 2014 and 2013, respectively. In addition, 2.3% and 3.4% of the gross loss reserves as of December 31, 2014 and 2013, respectively, include estimated losses related to the Deepwater Horizon loss event. When recording these losses, the Company assesses the reinsurance coverage, potential reinsurance recoverable and the recoverability of those balances.

Refer to “Management’s Discussion of Financial Condition and Results of Operations - Results of Operations - Expenses - Net Losses and Loss Adjustment Expenses” and Note 5, Reserves for Losses and Loss Adjustment Expenses, in the Notes to Consolidated Financial Statements, both of which are included herein, for additional information regarding Hurricanes Ike and Gustav, Superstorm Sandy and the asbestos exposure.

	Year Ended December 31,
In thousands	2004	2005	2006	2007	2008	2009	2010	2011	2012	2013	2014
Net reserves for losses and LAE	$463,788	$578,976	$696,116	$847,303	$999,871	$1,112,934	$1,142,542	$1,237,234	$1,216,909	$1,222,633	$1,308,136
Reserves for losses and LAE re-estimated as of:
One year later	460,007	561,762	649,107	796,557	990,930	1,099,132	1,144,687	1,191,943	1,215,643	1,166,821
Two years later	457,769	523,541	589,044	776,845	971,048	1,065,382	1,068,344	1,189,651	1,142,545
Three years later	432,988	481,532	555,448	767,600	943,231	1,037,233	1,084,728	1,167,745
Four years later	401,380	461,563	559,368	749,905	925,756	1,027,551	1,072,849
Five years later	391,766	469,195	539,327	745,489	921,597	1,029,215
Six years later	401,071	451,807	538,086	736,776	925,518
Seven years later	387,613	449,395	530,856	737,514
Eight years later	389,520	444,632	526,515
Nine years later	386,991	440,561
Ten years later	383,626

Net cumulative redundancy (deficiency)	80,162	138,415	169,601	109,789	74,353	83,719	69,693	69,489	74,364	55,812
Net cumulative paid as of:
One year later	96,981	133,337	142,938	180,459	263,523	314,565	309,063	407,385	365,479	295,527
Two years later	180,121	219,125	233,211	322,892	460,058	517,125	552,881	620,955	550,747
Three years later	238,673	264,663	300,328	441,267	591,226	682,051	695,054	752,315
Four years later	262,425	302,273	359,592	526,226	688,452	773,261	785,046
Five years later	283,538	337,559	401,102	583,434	745,765	828,269
Six years later	305,214	356,710	427,282	620,507	785,211
Seven years later	318,539	372,278	451,118	645,951
Eight years later	328,842	385,902	462,648
Nine years later	340,956	392,468
Ten years later	343,444

Gross liability-end of year	966,117	1,557,991	1,607,555	1,648,764	1,853,664	1,920,286	1,985,838	2,082,679	2,097,048	2,045,071	2,159,634
Reinsurance recoverable	502,329	979,015	911,439	801,461	853,793	807,352	843,296	845,445	880,139	822,438	851,498

Net liability-end of year	463,788	578,976	696,116	847,303	999,871	1,112,934	1,142,542	1,237,234	1,216,909	1,222,633	1,308,136

Gross re-estimated latest	849,169	1,323,498	1,315,366	1,473,307	1,690,517	1,753,963	1,817,727	1,939,296	1,950,611	1,963,267
Re-estimated recoverable latest	465,543	882,937	788,851	735,793	764,999	724,748	744,878	771,551	808,066	796,446

Net re-estimated latest	383,626	440,561	526,515	737,514	925,518	1,029,215	1,072,849	1,167,745	1,142,545	1,166,821

Gross cumulative redundancy (deficiency)	116,948	234,493	292,189	175,457	163,147	166,323	168,111	143,383	146,437	81,804

The following tables identify the approximate gross and net cumulative redundancy (deficiency) as of each year-end balance sheet date for the Insurance Companies and Lloyd’s Operations contained in the preceding ten year table:

	Gross Cumulative Redundancy (Deficiency)
	Consolidated		Insurance Companies			Lloyd’s Operations
In thousands	Grand Total	Excluding Asbestos	Total	Asbestos	All Other (1)	Total
2013	81,804	85,057	51,675	(3,253)	54,928	30,129
2012	146,437	149,690	70,915	(3,253)	74,168	75,522
2011	143,383	146,638	(9,140)	(3,255)	(5,885)	152,523
2010	168,111	171,494	17,903	(3,383)	21,286	150,208
2009	166,323	170,739	18,646	(4,416)	23,062	147,677
2008	163,147	168,492	32,848	(5,345)	38,193	130,299
2007	175,457	181,598	56,033	(6,141)	62,174	119,424
2006	292,189	297,550	130,326	(5,361)	135,687	161,863
2005	234,493	240,100	111,649	(5,607)	117,256	122,844
2004	116,948	105,146	87,885	11,802	76,083	29,063

(1)	Contains cumulative loss development for all active and run-off lines of business exclusive of asbestos losses.

	Net Cumulative Redundancy (Deficiency)
	Consolidated		Insurance Companies			Lloyd’s Operations
In thousands	Grand Total	Excluding Asbestos	Total	Asbestos	All Other (1)	Total
2013	55,812	54,497	30,312	1,315	28,997	25,500
2012	74,364	73,049	10,614	1,315	9,299	63,750
2011	69,489	68,174	(54,102)	1,315	(55,417)	123,591
2010	69,693	67,027	(31,676)	2,666	(34,342)	101,369
2009	83,719	81,344	(12,327)	2,375	(14,702)	96,046
2008	74,353	71,954	6,434	2,399	4,035	67,919
2007	109,789	107,653	43,461	2,136	41,325	66,328
2006	169,601	169,243	98,092	358	97,734	71,509
2005	138,415	138,287	91,227	128	91,099	47,188
2004	80,162	80,563	54,044	(401)	54,445	26,118

(1) - Contains cumulative loss development for all active and run-off lines of business exclusive of asbestos losses.

Property Casualty

The majority of the Property Casualty business involves General Liability and Umbrella & Excess Liability policies, which generate third party, liability claims that are long tail in nature. A significant portion of the General Liability reserves relate to construction risks. The balance is related to coverage for Energy & Engineering related businesses (both Onshore and Offshore), Assumed Reinsurance, and Professional Liability insurance. The Assumed Reinsurance business includes the Agriculture, A&H, LatAm Property and Professional Liability lines.

Professional Liability

The Professional Liability business generates third party claims, which are also longer tail in nature. The Professional Liability policies mainly provide coverage on a claims-made basis, whereby coverage is generally provided for those claims that are made during the policy period. The substantial majority of the claims-made policies provide coverage for one year periods. The Company has also issued a limited number of multi-year claims-made Professional Liability policies known as “project policies” or “tail coverage” that provide for insurance protection for wrongful acts prior to the run-off date. Such multi-year policies provide insurance protection for several years.

The Professional Liability loss estimates are based on expected losses, an assessment of the characteristics of reported losses at the claim level, evaluation of loss trends, industry data, and the legal, regulatory and current risk environment because anticipated loss experience in this area is less predictable due to the small number of claims and/or erratic claim severity patterns. The Company believes that it has made a reasonable estimate of the required loss reserves for Professional Liability. The expected ultimate losses may be adjusted up or down as the accident years mature.

Additional information regarding the loss and loss adjustment expenses incurred and loss reserves can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations - Expenses - Net Losses and Loss Adjustment Expenses” and Note 5, Reserves for Losses and Loss Adjustment Expenses, in the Notes to Consolidated Financial Statements, both of which are included herein.

Catastrophe Risk Management

The Company has exposure to losses caused by hurricanes, earthquakes, and other natural and man-made catastrophic events. The frequency and severity of catastrophic events is unpredictable. The extent of covered losses from a catastrophe is a function of both the total amount of insured exposure in an area affected by the event and the severity of the event. The Company continually assesses the concentration of underwriting exposures in catastrophe exposed areas globally and manages this exposure through individual risk selection and through the purchase of reinsurance. The Company also uses modeling and concentration management tools that allow better monitoring and better control of the accumulations of potential losses from catastrophe events. Despite these efforts, there remains uncertainty about the characteristics, timing and extent of insured losses given the unpredictable nature of catastrophes. The occurrence of one or more catastrophic events could have a material adverse effect on the results of operations, financial condition and/or liquidity.

The Company has significant natural catastrophe exposures throughout the world. The Company estimates that the largest exposure to loss from a single natural catastrophe event comes from a hurricane on the east coast of the United States. As of December 31, 2014, the Company estimates that the probable maximum pre-tax gross and net loss exposure from such a hurricane event would be approximately $97.0 million and $38.3 million, respectively, including the cost of reinsurance reinstatement premiums (“RRPs”).

Like all catastrophe exposure estimates, the foregoing estimate of the probable maximum loss is inherently uncertain. This estimate is highly dependent upon numerous assumptions and subjective underwriting judgments. Examples of significant assumptions and judgments related to such an estimate include the intensity, depth and location of the earthquake, the various types of the insured risks exposed to the event at the time the event occurs and the estimated costs or damages incurred for each insured risk. The composition of the portfolio also makes such estimates challenging due to the non-static nature of the exposures covered under the policies in lines of business such as Cargo and Hull. There can be no assurances that the gross and net loss amounts that the Company could incur in such an event or in any natural catastrophe event would not be materially higher than the estimates discussed above given the significant uncertainties with respect to such an estimate. Moreover, the portfolio of insured risks changes dynamically over time and there can be no assurance that the probable maximum loss will not change materially over time.

The occurrence of large loss events could reduce the reinsurance coverage that is available to the Company and could weaken the financial condition of the reinsurers, which could have a material adverse effect on its results of operations. Although the reinsurance agreements make the reinsurers liable to the Company to the extent the risk is transferred or ceded to the reinsurer, ceded reinsurance arrangements do not eliminate the obligation to pay claims to policyholders, as the Company is required to pay the losses if a reinsurer fails to meet its obligations under the reinsurance agreement.

Superstorm Sandy and Hurricanes Gustav and Ike

Superstorm Sandy, which occurred in the fourth quarter 2012 and Hurricanes Gustav and Ike, which occurred in the third quarter 2008 generated substantial losses in the Marine, Inland Marine and Energy lines of business. The total estimated net loss for Superstorm Sandy in the fourth quarter of 2014 was $20.0 million, inclusive of $8.5 million in reinsurance reinstatement premiums. Gross of reinsurance the loss related to Superstorm Sandy was $66.7 million. There were no significant hurricane losses in 2014, 2013, 2011, 2010, 2009 or 2007 that impacted the Marine, Inland Marine and Energy lines of business.

The Company monitors the development of paid and reported claims activities in relation to the estimate of ultimate losses established for Superstorm Sandy and Hurricanes Gustav and Ike. Management believes that should any adverse loss development for gross claims occur from the aforementioned Superstorm and Hurricanes, it would be contained within the reinsurance program. The actual losses from such loss events may differ materially from the estimated losses as a result of, among other things, the receipt of additional information from insureds or brokers, the attribution of losses to coverages that, for the purposes of the estimates, the Company assumed would not be exposed and inflation in repair costs due to the limited availability of labor and materials. If the actual losses from the aforementioned losses are materially greater than the estimated losses, the business, results of operations and financial condition could be materially adversely affected.

Refer to “Management’s Discussion of Financial Condition and Results of Operations - Results of Operations and Overview - Operating Expenses - Net Losses and Loss Adjustment Expenses Incurred” and Note 5, Reserves for Losses and Loss Adjustment Expenses, in the Notes to Consolidated Financial Statements, both of which are included herein, for additional information regarding Superstorm Sandy and the aforementioned hurricanes.

Reinsurance Recoverables

The Company utilizes reinsurance principally to reduce the exposure on individual risks, to protect against catastrophic losses and to stabilize loss ratios and underwriting results. The Company is protected by various treaty and facultative reinsurance agreements. The reinsurance is placed either directly by the Company or through reinsurance intermediaries. The reinsurance intermediaries are compensated by the reinsurers.

The Company’s ceded earned premiums were $440.7 million, $456.0 million and $396.6 million for the years ended December 31, 2014, 2013 and 2012, respectively. Ceded earned premium is impacted by written RRPs, which are fully earned when written. The Company incurred $8.4 million, $3.0 million and $26.9 million of ceded RRPs for the years ended December 31, 2014, 2013, and 2012, respectively. The RRPs for 2014, 2013 and 2012 are primarily related to large losses from the Company’s Marine business. In 2014, $3.9 million of the large loss is due to the sinking of a vessel in South Korean waters, and $1.6 million is due to additional loss activity on the grounding of the cruise ship Cost Concordia. The total RRPs recorded in 2012 included $11.1 million also from the grounding of the cruise ship Costa Concordia off the coast of Italy as well as $8.3 million in connection with the Company’s loss on Superstorm Sandy.

Normalized for RRPs, the Company’s ceded earned premiums were $432.3 million, $453.0 million and $369.7 million for the years ended December 31, 2014, 2013 and 2012, respectively. The decrease in normalized ceded earned premiums from 2013 to 2014 is primarily due to key changes to the reinsurance programs and mix of business primarily driven by a change in the Insurance Companies Property Casualty Reinsurance program supporting certain casualty risks. The increase in ceded earned premium from 2012 to 2013 is primarily due to growth in the Excess Casualty and Offshore Energy and Liability business.

The Company’s ceded incurred losses were $230.2 million, $188.7 million and $262.6 million for the years ended December 31, 2014, 2013 and 2012, respectively. The increase in ceded incurred losses from 2013 to 2014 is due to growth in the Insurance Companies Primary Casualty and Excess Casualty divisions, coupled with unfavorable emergence on construction defect losses from prior years. Also contributing to the increase is large loss activity in the Insurance Companies Offshore Energy business and unfavorable development on the Professional Liability division’s runoff business. Offsetting these increases is favorable prior year emergence in the Insurance Companies Marine division across all products, and a decrease in the percentage of business ceded in 2014. The decrease in ceded incurred losses from 2012 to 2013 is primarily due to a decrease in large loss activity during the 2013 year.

Although reinsurance makes the reinsurer liable to the Company to the extent the risk is transferred or ceded to the reinsurer, ceded reinsurance arrangements do not eliminate the obligation to pay claims to the policyholders. Accordingly, the Company bears credit risk with respect to the reinsurers. Specifically, the reinsurers may not pay claims made by the Company on a timely basis, or they may not pay some or all of these claims. Either of these events would increase the costs and could have a material adverse effect on the business.

The Company has established a reserve for uncollectible reinsurance in the amount of $11.3 million as of December 31, 2014 and 2013, which was determined by considering reinsurer specific default risk as indicated by their financial strength ratings as well as additional default risk for Asbestos and Environmental related recoverables. Actual uncollectible reinsurance could potentially differ from the estimate.

The exposure to credit risk from any one reinsurer is managed through diversification by reinsuring with a number of different reinsurers, principally in the United States and European reinsurance markets. When reinsurance is placed, the standards of acceptability generally require that a reinsurer must have a rating from A.M. Best Company (“A.M. Best”) and/or Standard & Poor’s (“S&P”) of “A” or better, or an equivalent financial strength if not rated, plus at least $500 million in policyholders’ surplus. The Reinsurance Security Committee, which is included within the Enterprise Risk Management Finance and Credit Sub-Committee, monitors the financial strength of the reinsurers and the related reinsurance recoverables and periodically reviews the list of acceptable reinsurers.

The credit quality distribution of the Company’s reinsurance recoverables of $1.1 billion as of December 31, 2014 for ceded paid and unpaid losses and LAE and ceded unearned premiums based on insurer financial strength ratings from A.M. Best or S&P were as follows:

In thousands	Rating	Carrying Value (2)	Percent of Total

A.M. Best Rating description (1):
Superior	A++, A+	$575,205	50%
Excellent	A, A-	547,314	48%
Very good	B++, B+	8,483	1%
Fair	B, B-	—	0%
Not rated	NR	9,694	1%

Total		$1,140,696	100%

(1)	-	When an A.M. Best rating is unavailable, the equivalent S&P rating is used.
(2)	-	The carrying value is comprised of prepaid reinsurance premium as well as reinsurance recoverables on paid and unpaid losses which are net of the reserve for uncollectible reinsurance.

The Company holds collateral of $202.0 million, which consists of $152.8 million in ceded balances payable, $43.1 million in letters of credit and $6.1 million of funds held and trust account balances, all of which are held by the Insurance Companies and Lloyd’s Operations. In total, the collateral represents 17.7% of the carrying value of the reinsurance recoverables. Collateral of $5.2 million or 53.6% of the carrying value is held for NR rated reinsurance recoverables.

The following table lists the 20 largest reinsurers measured by the amount of reinsurance recoverable for ceded losses and LAE and ceded unearned premium (constituting 75.7% of the total recoverable), together with the reinsurance recoverable and collateral held as of December 31, 2014, and the reinsurers’ ratings from A.M. Best and S&P:

In thousands	Unearned Premium	Paid/Unpaid Losses	Total (1)	Collateral Held	A.M. Best	S&P

National Indemnity Company	$25,202	$117,562	$142,764	$22,069	A++	AA+
Everest Reinsurance Company	21,573	75,063	96,636	7,326	A+	A+
Swiss Reinsurance America Corporation	22,815	73,305	96,120	14,587	A+	AA-
Transatlantic Reinsurance Company	11,916	74,072	85,988	4,038	A	A+
Munich Reinsurance America Inc.	11,366	58,768	70,134	5,539	A+	AA-
Allied World Reinsurance	9,048	37,088	46,136	1,666	A	A
Lloyd’s Syndicate #2003	4,399	35,123	39,522	5,191	A	A+
Partner Reinsurance Europe	10,986	25,409	36,395	16,052	A+	A+
Employers Mutual Casualty Company	11,928	21,851	33,779	10,935	A	NR
Scor Global P&C SE	10,190	17,572	27,762	5,558	A	A+
Ace Property and Casualty Insurance Company	11,165	12,741	23,906	2,907	A++	AA
Tower Insurance Company	—	21,509	21,509	2,455	A-	NR
Aspen Insurance UK Ltd.	8,928	11,227	20,155	4,869	A	A
Ironshore Indemnity Inc.	6,234	13,395	19,629	8,645	A	NR
Validus Reinsurance Ltd.	2,020	16,873	18,893	10,975	A	A
Atlantic Specialty Insurance	2,542	15,812	18,354	—	A	A-
QBE Reinsurance Corp	2,636	15,539	18,175	—	A	A+
National Union Fire Ins.	8,067	8,459	16,526	6,158	A	A+
Endurance Reinsurance Corporation	5,695	9,936	15,631	1,337	A	A
Odyssey American Reinsurance Corporation	3,506	11,650	15,156	1,604	A	A-

Top 20	$190,216	$672,954	$863,170	$131,911
Others	47,635	229,891	277,526	70,065

Total	$237,851	$902,845	$1,140,696	$201,976

(1) - Net of reserve for uncollectible reinsurance of approximately $11.3 million.

Approximately 21% of the collateral held consists of letters of credit obtained from reinsurers in accordance with New York Insurance Regulation Nos. 20 and 133. Regulation 20 requires collateral to be held by the ceding company from reinsurers not licensed in New York State in order for the ceding company to take credit for the reinsurance recoverables on its statutory balance sheet. The specific requirements governing the letters of credit are contained in Regulation 133 and include a clean and unconditional letter of credit and an “evergreen” clause which prevents the expiration of the letter of credit without due notice to the Company. Only banks considered qualified by the National Association of Insurance Commissioners (“NAIC”) may be deemed acceptable issuers of letters of credit. In addition, based on the credit assessment of the reinsurer, there are certain instances where the Company requires collateral from a reinsurer even if the reinsurer is licensed in New York State, generally applying the requirements of Regulation No. 133. The contractual terms of the letters of credit require that access to the collateral is unrestricted. In the event that the counterparty to the collateral would be deemed not qualified by the NAIC, the reinsurer would be required by agreement to replace such collateral with acceptable security under the reinsurance agreement. There is no assurance, however, that the reinsurer would be able to replace the counterparty bank in the event such counterparty bank becomes unqualified and the reinsurer experiences significant financial deterioration. Under such circumstances, the Company could incur a substantial loss from uncollectible reinsurance from such reinsurer. In November 2010, Regulation No. 20 was amended to provide the New York Superintendent of Financial Services (the “New York Superintendent”) discretion to allow a reduction in collateral that qualifying reinsurers must post in order for New York domestic ceding insurers such as NIC and NSIC to receive full financial statement credit. The “collateral required” percentages range from 0% – 100%, are based upon the New York Superintendent’s evaluation of a number of factors, including the reinsurer’s financial strength ratings, and apply to contracts entered into, renewed or having an anniversary date on or after January 1, 2011. In November 2011, the NAIC adopted similar amendments to its Credit for Reinsurance Model Act that would apply to certain non-U.S. reinsurers. States will have the option to retain a 100% funding requirement if they so choose and it remains to be seen whether and when states will amend their credit for reinsurance laws and regulations in accordance with such model act.

Investments

The objective of the investment policy, guidelines and strategy is to maximize total investment return in the context of preserving and enhancing shareholder value and statutory surplus of the Insurance Companies. Secondarily, the Company seeks to optimize after-tax investment income.

The investments are managed by outside professional fixed-income and equity portfolio managers. The Company seeks to achieve the investment objectives by investing in cash equivalents and money market funds, municipal bonds, U.S. Government bonds, U.S. Government agency guaranteed and non-guaranteed securities, corporate bonds, mortgage-backed and asset-backed securities and common and preferred stocks.

The investment guidelines require that the amount of the consolidated fixed-income portfolio rated below “A-” but no lower than “BBB-” by S&P or below “A3” but no lower than “Baa3” by Moody’s Investors Service (“Moody’s”) shall not exceed 10% of the total investment portfolio. Fixed-income securities rated below “BBB-” by S&P or “Baa3” by Moody’s combined with any other investments not specifically permitted under the investment guidelines, cannot exceed 2% of the total investment portfolio. Investments in equity securities that are actively traded on major U.S. stock exchanges cannot exceed 10% of the total investment portfolio. Finally, the investment guidelines prohibit investments in derivatives other than as a hedge against foreign currency exposures or the writing of covered call options on the equity portfolio.

The Insurance Companies’ investments are subject to the oversight of their respective Boards of Directors and the Finance Committee of the Parent Company’s Board of Directors. The investment portfolio and the performance of the investment managers are reviewed quarterly. These investments must comply with the insurance laws of New York State, the domiciliary state of NIC and NSIC. These laws prescribe the type, quality and concentration of investments which may be made by insurance companies. In general, these laws permit investments, within specified limits and subject to certain qualifications, in federal, state and municipal obligations, corporate bonds, structured securities, preferred stocks, common stocks, real estate mortgages and real estate. The U.K. Branch’s investments must also comply with the regulations set forth by the Prudential Regulation Authority (“PRA”) in the U.K.

The Lloyd’s Operations investments are subject to the direction and control of the Board of Directors and the Investment Committee of NUAL, as well as the Parent Company’s Board of Directors and Finance Committee. These investments must comply with the rules and regulations imposed by Lloyd’s and the PRA.

The table set forth below reflects the total investment balances, net investment income earned thereon and the related average yield for the last three calendar years:

	Year Ended December 31,
In thousands	2014	2013	2012
Invested Assets and Cash:
Insurance Companies	$2,195,924	$1,954,429	$1,899,309
Lloyd’s Operations	523,531	519,481	507,919
Parent Company	101,031	100,676	15,026

Consolidated	$2,820,486	$2,574,586	$2,422,254

Net Investment Income:
Insurance Companies	$56,714	$49,083	$46,549
Lloyd’s Operations	7,378	7,160	7,551
Parent Company	76	8	148

Consolidated	$64,168	$56,251	$54,248

Average Yield (amortized cost basis):
Insurance Companies	2.8%	2.7%	2.6%
Lloyd’s Operations	1.4%	1.4%	1.3%
Parent Company	0.1%	0.0%	1.7%
Consolidated	2.3%	2.4%	2.4%

As of December 31, 2014, the average quality of the investment portfolio was rated “AA” by S&P and “Aa” by Moody’s. All of the Company’s mortgage-backed and asset-backed securities were rated investment grade by S&P and by Moody’s except for 57 securities with a fair value approximating $9.1 million. There were no collateralized debt obligations (“CDO’s”), asset-backed commercial paper or credit default swaps in the investment portfolio. As of December 31, 2014, 2013 and 2012, all fixed-maturity and equity securities held by the Company were classified as available-for-sale.

Refer to “Management’s Discussion of Financial Condition and Results of Operations - Investments” and Note 4, Investments, in the Notes to Consolidated Financial Statements, both of which are included herein, for additional information regarding investments.

Regulation

United States

The Company is subject to regulation under the insurance statutes, including holding company statutes of various states and applicable regulatory authorities in the United States. These regulations vary but generally require insurance holding companies, and insurers that are subsidiaries of holding companies, to register and file reports concerning their capital structure, ownership, financial condition and general business operations. Such regulations also generally require prior regulatory agency approval of changes in control of an insurer and of certain transactions within the holding company structure. The regulatory agencies have statutory authorization to enforce their laws and regulations through various administrative orders and enforcement proceedings.

NIC is licensed to engage in the insurance and reinsurance business in 50 states, the District of Columbia and Puerto Rico. NSIC is licensed to engage in the insurance and reinsurance business in the State of New York and is an approved surplus lines insurer or meets the financial requirements where there is not a formal approval process in all other states and the District of Columbia.

The State of New York Department of Financial Services (the “New York Department”) is the principal regulatory agency. New York insurance law provides that no corporation or other person may acquire control of the Company, and thus indirect control of the Insurance Companies, unless it has given notice to the Insurance Companies and obtained prior written approval from the New York Superintendent for such acquisition. Any purchaser of 10% or more of the outstanding shares of the Parent Company’s common stock would be presumed to have acquired control of the Company, unless such presumption is rebutted.

Under New York insurance law, NIC and NSIC may only pay dividends out of their statutory earned surplus. Generally, the maximum amount of dividends NIC and NSIC may pay without regulatory approval in any twelve-month period is the lesser of adjusted net investment income or 10% of statutory surplus. For a discussion of the current dividend capacity, refer to “Management’s Discussion of Financial Condition and Results of Operations—Capital Resources” in Item 7 of this report.

As part of its general regulatory oversight process, the New York Department conducts detailed examinations of the books, records and accounts of New York insurance companies every three to five years. NIC and NSIC were examined for the years 2005 through 2009 by the New York Department in 2011. The New York Department commenced an examination of the years 2010 through 2014 on February 13, 2015.

Under insolvency or guaranty laws in most states in which NIC and NSIC operate, insurers doing business in those states can be assessed up to prescribed limits for policyholder losses of insolvent insurance companies. Neither NIC nor NSIC was subject to any material assessments under state insolvency or guaranty laws in the last three years.

The Insurance Regulatory Information System, (“IRIS”), was developed by the NAIC and is intended primarily to assist state insurance departments in executing their statutory mandates to oversee the financial condition of insurance companies operating in their respective states. IRIS identifies thirteen industry ratios and specifies “usual values” for each ratio. Departure from the usual values on four or more of the ratios can lead to inquiries from individual state insurance commissioners as to certain aspects of an insurer’s business. As of December 31, 2014, the results for NIC and NSIC were within the usual values for all IRIS ratios except for one. The one ratio outside of the usual values was related to the investment yield. The investment yield of NIC for the year ended December 31, 2014, was 2.6% and the investment yield of NSIC for the year ended December 31, 2014, was 3.0%, both of which were equal to or below the expected 3-6.5% range due to a persistent low rate environment.

State insurance departments have adopted a methodology developed by the NAIC for assessing the adequacy of statutory surplus of Property and Casualty insurers which includes a risk-based capital formula that attempts to measure statutory capital and surplus needs based on the risks in a company’s mix of products and investment portfolio. The formula is designed to allow state insurance regulators to identify weakly capitalized companies. Under the formula, a company determines its “risk-based capital” by taking into account certain risks related to the insurer’s assets (including risks related to its investment portfolio and ceded reinsurance) and the insurer’s liabilities (including underwriting risks related to the nature and experience of its insurance business). The risk-based capital rules provide for different levels of regulatory attention depending on the ratio of a company’s total adjusted capital to its “authorized control level” of risk-based capital. Based on calculations made by NIC and NSIC, their risk-based capital levels exceed the level that would trigger regulatory attention or company action as of December 31, 2014.

Both the NAIC and the New York Department have increased their focus on risks within an insurer’s holding company system that may pose enterprise risk to the insurer. “Enterprise risk” is defined as any activity, circumstance, event or series of events involving one or more affiliates of an insurer that, if not remedied promptly, is likely to have a material adverse effect upon the financial condition or the liquidity of the insurer or its insurance holding company system as a whole. The New York Department requires the establishment and maintenance of an enterprise risk management (“ERM”) function by New York domestic insurers, while the Model Insurance Holding Company System Regulatory Act and Regulations, as adopted by the NAIC, includes a requirement for the ultimate controlling person to file an enterprise risk report.

The NAIC has also adopted the Risk Management and Own Risk and Solvency Assessment Model Act (the “Model Act”), requiring insurers to maintain a framework for identifying, assessing, monitoring, managing and reporting on the “material and relevant risks” associated with the insurer’s or insurance group’s business plans. The Model Act is effective as of January 1, 2015. Under the Model Act, insurers will be required to submit an Own Risk and Solvency Assessment (“ORSA”) Summary Report to their lead regulator at least annually.

In addition to regulations applicable to insurance agents generally, NMC is subject to managing general agents’ acts in its state of domicile and in certain other jurisdictions where it does business.

In 2002, in response to the tightening of supply in certain insurance and reinsurance markets resulting from, among other things, the September 11, 2001 terrorist attacks, the Terrorism Risk Insurance Act, or TRIA, was enacted. TRIA was intended to ensure the availability of insurance coverage for “acts of terrorism” (as defined) in the United States of America committed by or on behalf of foreign persons or interests. This law established a federal program through the end of 2005 to help the commercial Property and Casualty insurance industry cover claims related to future losses resulting from acts of terrorism and requires insurers to offer coverage for acts of terrorism in all commercial Property and Casualty policies. As a result, the Company is prohibited from adding certain terrorism exclusions to those policies written by insurers in the group that write business in the U.S. On December 22, 2005, the Terrorism Risk Insurance Extension Act of 2005, or TRIEA, was enacted. TRIEA extended TRIA through December 31, 2007 and made several changes in the program, including increasing the deductible for each insurer to 17.5% and 20% of direct earned premiums in 2006 and 2007, respectively. In addition, for losses in excess of an insurer’s deductible, TRIEA increased the Insurance Companies’ share of the excess losses to an additional 10% and 15% in 2006 and 2007, respectively, with the balance to be covered by the Federal government up to an aggregate cap of insured losses of $25 billion in 2006 and $27.5 billion in 2007. Also, TRIEA established a new program trigger under which Federal compensation will become available only if aggregate insured losses sustained by all insurers exceed $50 million from a certified act of terrorism occurring after March 31, 2006 and $100 million for certified acts occurring on or after January 1, 2007. On December 26, 2007, the Terrorism Risk Insurance Program Reauthorization Act of 2007 (“TRIPRA”) was enacted. TRIPRA, among other provisions, extended for seven years the program established under TRIA, as amended. On January 12, 2015, TRIPRA was reauthorized until December 31, 2020, retroactive to January 1, 2015. In the new TRIPRA, the program trigger will be increased in phases starting in 2016 from $100 million to $200 million of annual aggregate insured losses, the insurer co-share will be increased from 15 to 20 percent over the next five years, and the cap on the mandatory recoupment of insured losses will be increased from $27.5 billion to $37.5 billion by two billion per year until 2019. In addition, TRIPRA calls for several government studies and reports which will require information reporting by insurers. The imposition of these TRIA deductibles could have an adverse effect on the results of operations. Potential future changes to TRIA could also adversely affect the Company by causing the reinsurers to increase prices or withdraw from certain markets where terrorism coverage is required. As a result of TRIA, the Company is required to offer coverage for certain terrorism risks that it may normally exclude. Occasionally in the Marine business, such coverage falls outside of the normal reinsurance program. In such cases, the only reinsurance would be the protection afforded by TRIA. Additionally, the doubling of the program trigger could limit the ability to obtain reimbursement for losses under the program, and the increase in the co-insurance to 20% could increase the exposure to terrorism risk that will not be reimbursed by the government.

The Lloyd’s Operations are subject to regulation in the United States in addition to being regulated in the United Kingdom. The Lloyd’s market is licensed to engage in insurance business in Illinois, Kentucky and the U.S. Virgin Islands and operates as an eligible Excess and Surplus lines insurer in all states and territories except Kentucky and the U.S. Virgin Islands. Lloyd’s is also an accredited reinsurer in all states and territories of the United States. Lloyd’s maintains various trust funds in the state of New York to protect its U.S. business and is therefore subject to regulation by the New York Department, which acts as the domiciliary department for Lloyd’s U.S. trust funds. There are deposit trust funds in other states to support Lloyd’s reinsurance and Excess and Surplus lines insurance business.

From time to time, various regulatory and legislative changes have been proposed in the insurance and reinsurance industry. Among the proposals that have in the past been or are at present being considered are the possible introduction of federal regulation in addition to, or in lieu of, the current system of state regulation of insurers and proposals in various state legislatures (some of which have been enacted) to conform portions of their insurance laws and regulations to various model acts adopted by the NAIC. The Company is unable to predict whether any of these laws and regulations will be adopted, the form in which any such laws and regulations would be adopted, or the effect, if any, these developments would have on its operations and financial condition.

United Kingdom

The United Kingdom subsidiaries and the Lloyd’s Operations are subject to regulation by the Prudential Regulation Authority (“PRA”) (for prudential issues) and the Financial Conduct Authority (“FCA”) (for conduct of business issues), the successors to the FSA, as established by the Financial Services and Markets Act 2012. The Lloyd’s Operations are also subject to supervision by the Council of Lloyd’s. The PRA and FCA have been granted broad authorization and intervention powers as they relate to the operations of all insurers, including Lloyd’s syndicates, operating in the United Kingdom. Lloyd’s is regulated by the PRA and FCA and is required to implement certain rules prescribed by them, which it does by the powers it has under the Lloyd’s Act 1982 relating to the operation of the Lloyd’s market. Lloyd’s prescribes, in respect of its managing agents and corporate members, certain minimum standards relating to their management and control, solvency and various other requirements. The PRA and FCA also monitor Lloyd’s managing agents’ compliance with the systems and controls. If it appears to the PRA and or the FCA that either Lloyd’s is not fulfilling its regulatory responsibilities, or that managing agents are not complying with the applicable regulatory rules and guidance, the PRA and or FCA may intervene at their discretion.

The Company participates in the Lloyd’s market through the ownership of NUAL and NCUL. NUAL is the managing agent for Syndicate 1221. The Company has controlled 100% of Syndicate 1221’s stamp capacity for the 2014, 2013 and 2012 underwriting years (“UWY”) through its wholly-owned subsidiary, NCUL, which is referred to as a corporate name in the Lloyd’s market. By entering into a membership agreement with Lloyd’s, NCUL undertakes to comply with all Lloyd’s by-laws and regulations as well as the provisions of the Lloyd’s Acts and the Financial Services and Markets Act that are applicable to it. The operation of Syndicate 1221, as well as NCUL and their respective directors, is subject to the Lloyd’s supervisory regime.

Underwriting capacity of a member of Lloyd’s must be supported by providing a deposit (referred to as “Funds at Lloyd’s”) in the form of cash, securities or letters of credit in an amount determined by Lloyd’s equal to a specified percentage of the member’s underwriting capacity. The amount of such deposit is calculated by each member through the completion of an annual capital adequacy exercise. The results of this exercise are submitted to Lloyd’s for approval. Lloyd’s then advises the member of the amount of deposit that is required. The consent of the Council of Lloyd’s may be required when a managing agent of a syndicate proposes to increase underwriting capacity for the following UWY.

The Council of Lloyd’s has wide discretionary powers to regulate members’ underwriting at Lloyd’s. It may, for instance, change the basis on which syndicate expenses are allocated or vary the Funds at Lloyd’s ratio or the investment criteria applicable to the provision of Funds at Lloyd’s. Exercising any of these powers might affect the return on an investment of the corporate member in a given UWY. Further, it should be noted that the annual business plans of a syndicate are subject to the review and approval of the Lloyd’s Franchise Board. The Lloyd’s Franchise Board was formally constituted on January 1, 2003. The Franchise Board is responsible for setting risk management and profitability targets for the Lloyd’s market and operates a business planning and monitoring process for all syndicates.

Corporate members continue to have insurance obligations even after all their UWYs have been closed by reinsurance to close. In order to continue to fulfill these obligations, corporate members are required to stay in existence; accordingly, there continues to be an administrative and financial burden for corporate members between the time their memberships have ceased and the time their insurance obligations are extinguished, including the completion of financial accounts in accordance with the Companies Act 2006.

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

A European Union (“E.U.”) directive covering the capital adequacy, risk management and regulatory reporting for insurers, known as Solvency II, was adopted by the European Parliament in April 2009. Solvency II will introduce a new system of regulation for insurers operating in the E.U. (including the United Kingdom) and presents a number of risks to the Company. Although Solvency II was originally stated to have become effective by October 31, 2012, implementation has been delayed several times. During November 2013, a vote was held in the European Parliament to amend and finalize the dates for implementation and transposition of the Solvency II Directive. The Parliament approved transposition being set for March 31, 2015 and implementation for January 1, 2016. Over the last few years, the Company has undertaken a significant amount of work to ensure that it meets the new requirements and this work will continue into 2015. Work has, and will continue, to focus on the capital structure, technical provisions, solvency calculations, governance, disclosure and risk management. There is also a risk that if the Solvency II requirements are not met on an on-going basis they may impact the capital requirements for NIC’s U.K. Branch and Syndicate 1221. These new regulations have the potential to adversely affect the profitability of NIC, NUAL and Syndicate 1221, and to restrict their ability to carry on their businesses as currently conducted. An outstanding issue is the question about how Solvency II will be implemented is whether the new regulations will apply to NIC’s U.K. Branch or to all of its operations, both within and outside of the United Kingdom and the other E.U. countries in which it operates. If the regulations are applied to NIC in its entirety, NIC could be subject to even more onerous requirements under the new regulations. Work is ongoing in this area to find a solution that aligns to the Company’s longer term strategy.

Competition

The Property and Casualty insurance and reinsurance industry is highly competitive. The Company faces competition from both domestic and foreign insurers, many of whom have longer operating histories and greater financial, marketing and management resources. Competition in the types of insurance which the Company is engaged in is based on many factors, including the perceived overall financial strength ratings as assigned by independent rating agencies, pricing, other terms and conditions of products and services offered, business experience, business infrastructure, global presence, marketing and distribution arrangements, agency and broker relationships, quality of customer service (including speed of claims payments), product differentiation and quality, operating efficiencies and underwriting. Furthermore, insureds tend to favor large, financially strong insurers, and the Company faces the risk that it will lose market share to higher rated insurers.

Another competitive factor in the industry is the entrance of other underwriting organizations and other financial services providers such as banks and brokerage firms into the insurance business. These efforts pose new challenges to insurance companies and agents from financial services companies traditionally not involved in the insurance business.

Employees

As of December 31, 2014, the Company had 651 full-time employees of which 494 were located in the United States, 132 in the United Kingdom, 7 in The Netherlands, 5 in Italy, 5 in Sweden, 3 in France, 2 in Belgium, 2 in Denmark, and 1 in Brazil.

Available Information

This report and all other filings made by the Company with the Securities Exchange Commission (“SEC”) pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are available to the public by the SEC. All filings can be read and copied at the SEC Public Reference Room, located at 100 F Street, NE, Washington, DC 20549. Information pertaining to the operation of the Public Reference Room can be obtained by calling 1-800-SEC-0330. The Company is an electronic filer with the SEC, so all reports, proxy and information statements, and other information can be found at the SEC website, www.sec.gov. The website address is http://www.navg.com. Through the website at http://www.navg.com/Pages/sec-filings.aspx, the Company makes available, free of charge, its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC. The annual report to stockholders, press releases and recordings of the earnings release conference calls are also available on the website. Any reference to the Company’s website in this report shall not constitute an incorporation by reference of any materials available on its website.

ITEM 1A. RISK FACTORS

You should carefully consider each of the risks and uncertainties described below and elsewhere in this Annual Report on Form 10-K, as well as any amendments or updates reflected in subsequent filings with the SEC. The Company believes these risks and uncertainties, individually or in the aggregate, could cause the actual results to differ materially from expected and historical results and could materially and adversely affect the business operations. Further, additional risks and uncertainties not presently known to the Company or that the Company currently deems immaterial may also impair the results and business operations.

The continuing volatility in the financial markets and the risk of another recession could have a material adverse effect on the results of operations and financial condition.

The financial market experienced significant volatility worldwide commencing in the third quarter of 2008. Although the U.S., European and other foreign governments have taken various actions to try to stabilize the financial markets, it is unclear whether those actions will continue to be effective. Therefore, the financial market volatility and the resulting negative economic impact could continue.

Although the Company continues to monitor market conditions, it cannot predict future market conditions or their impact on the stock price or investment portfolio. Depending on market conditions, the Company could incur future realized and unrealized losses, which could have a material adverse effect on the results of operations and financial condition of the Company. These economic conditions have had an adverse impact on the availability and cost of credit resources generally, which could negatively affect the ability to obtain letters of credit utilized by the Lloyd’s Operations to support business written through Lloyd’s.

In addition, financial market volatility or an economic downturn could have a material adverse effect on the insureds, agents, claimants, reinsurers, vendors and competitors. Certain of the actions of the U.S., European and other foreign governments have taken or may take in response to the financial market volatility have impacted, or may impact, certain Property and Casualty insurance carriers. The U.S., European and other foreign governments continue to take active steps to implement measures to stabilize the financial markets and stimulate the economy, and it is possible that these measures could further affect the Property and Casualty insurance industry and its competitive landscape.

The business is concentrated in Marine, Property, Casualty and Professional Liability insurance, and if market conditions change adversely, or the Company experiences large losses in these lines, it could have a material adverse effect on the business.

As a result of the strategy to focus on specialty products in niches where the Company has underwriting and claims handling expertise and to decrease the business in areas where pricing does not afford what it considers to be acceptable returns, the business is concentrated in the Marine, Property, Casualty and Professional Liability lines of business. If the results of operations from any of these lines are less favorable for any reason, including lower demand for the products on terms and conditions that the Company finds appropriate, flat or decreased rates for the products or increased competition, the impact of a reduction could have a material adverse effect on the business.

The Company is exposed to cyclicality in the business that may cause material fluctuations in the results.

The property and casualty insurance business generally, and the Marine insurance business specifically, have historically been characterized by periods of intense price competition due to excess underwriting capacity as well as periods when shortages of underwriting capacity have permitted attractive premium levels. The Company has reduced business during periods of severe competition and price declines and grown when pricing allowed an acceptable return. The cyclical trends in the Property and Casualty insurance and reinsurance industries and the profitability of these industries can also be significantly affected by volatile and unpredictable developments, including what the Company believes to be a trend of natural and man-made disasters, fluctuations in interest rates, changes in the investment environment that affect market prices of investments and inflationary pressures that may tend to affect the size of losses experienced by insureds. The Company cannot predict with accuracy whether market conditions will remain constant, improve or deteriorate. The Company expects that the business will continue to experience the effects of this cyclicality, which, over the course of time, could result in material fluctuations in premium volume, revenues or expenses.

The Company may not be successful in its diversification efforts, which could adversely affect its results.

Over the past decade, the Company has diversified the business from being an Ocean Marine specialist to underwriting in a targeted number of specialties, including numerous third-party liability products in the Casualty and Professional Liability niches. The ability to produce profitable underwriting results and grow those businesses is highly dependent upon the quality of the underwriting and claims professionals and the extent of their expertise and quality of their individual risk-taking decisions. In addition, the results can be impacted by change in the competitive, regulatory and economic environment impacting those specific products.

The Company may incur additional losses if its loss reserves are insufficient.

The Company maintains loss reserves to cover the estimated ultimate unpaid liability for losses and LAE with respect to reported and unreported claims incurred as of the end of each accounting period. Reserves do not represent an exact calculation of liability, but instead represent estimates, generally utilizing actuarial projection techniques and judgment at a given accounting date. These reserve estimates are expectations of what the ultimate settlement and administration of claims will cost based on the assessment of facts and circumstances then known, review of historical settlement patterns, estimates of trends in claims severity, frequency, legal theories of liability and other factors. Both internal and external events, including changes in claims handling procedures, economic inflation, legal trends and legislative changes, may affect the reserve estimation process. Many of these items are not directly quantifiable, particularly on a prospective basis. Additionally, there may be significant lags between the occurrence of the insured event and the time it is actually reported to the Company. The Company continually refines reserve estimates in a regular ongoing process as historical loss experience develops and additional claims are reported and settled. Adjustments to reserves are reflected in the results of the periods in which the estimates are changed. Because establishment of reserves is an inherently uncertain process involving estimates, currently established reserves may not be sufficient. If estimated reserves are insufficient, the Company will incur additional charges to earnings, which could have a material adverse effect on future results of operations, financial position or cash flows.

The loss reserves include amounts related to short tail and long tail classes of business. Short tail business means that claims are generally reported quickly upon occurrence of an event, making estimation of loss reserves less complex. For the long tail lines, significant periods of time, ranging up to several years or more, may elapse between the occurrence of the loss, the reporting of the loss and the settlement of the claim. The longer the time span between the incidence of a loss and the settlement of the claim, the more likely the ultimate settlement amount will vary. The longer tail business includes General Liability, including construction defect claims, as well as historical claims for asbestos exposures through the Marine business and claims relating to the run-off businesses. The Professional Liability business, though long tail with respect to settlement period, is produced on a claims-made basis (which means that the policy in-force at the time the claim is filed, rather than the policy in-force at the time the loss occurred, provides coverage) and is therefore, the Company believes, less likely to result in a significant time lag between the occurrence of the loss and the reporting of the loss. There can be no assurance, however, that the Company will not suffer substantial adverse prior period development in the business in the future.

In addition, reinsurance reserves are subject to greater uncertainty than insurance reserves primarily because a reinsurer relies on the original underwriting decisions made by ceding companies. As a result, in relation to the reinsurance business, the Company is subject to the risk that the ceding companies may not have adequately evaluated the risks reinsured by the Company and the premiums ceded may not adequately compensate the Company for the risks it assumes. In addition, reinsurance reserves may be less reliable than insurance reserves because there is generally a longer lapse of time from the occurrence of the event to the reporting of the loss or benefit to the reinsurer to the ultimate resolution or settlement of the loss.

The effects of emerging claim and coverage issues on the business are uncertain.

As industry practices and legislative, regulatory, judicial, social, financial, and other environmental conditions change, unexpected and unintended issues related to claims and coverage may emerge. These issues may adversely affect the business by either extending coverage beyond the underwriting intent or by increasing the frequency and severity of claims. In some instances, these changes may not become apparent until sometime after the Company has issued insurance or reinsurance contracts that are affected by the changes. As a result, the full extent of liability under the insurance or reinsurance contracts may not be known for many years after a contact is issued.

In addition to loss reserves, preparation of financial statements requires the Company to make estimates and judgments.

In addition to loss reserves discussed above, the consolidated financial statements contain accounting estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures. On an ongoing basis, the Company evaluates the estimates based on historical experience and other assumptions that the Company believes to be reasonable under the circumstances. Any significant change in these estimates could adversely affect its results of operations and/or financial condition. The accounting estimates that are viewed by management as critical are those in connection with reserves for losses and loss adjustment expenses, reinsurance recoverables, written and unearned premiums, the recoverability of deferred tax assets and impairment of invested assets.

The Company may not have access to adequate reinsurance to protect it against losses.

The Company purchases reinsurance by transferring part of the risk it has assumed to a reinsurance company in exchange for part of the premium it receives in connection with the risk. The availability and cost of reinsurance are subject to prevailing market conditions, both in terms of price and available capacity, which can affect the business volume and profitability. The reinsurance programs are generally subject to renewal on an annual basis. If the Company were unable to renew the expiring facilities or to obtain new reinsurance facilities, either the net exposures would increase, which could increase the costs, or, if the Company was unwilling to bear an increase in net exposures, it would have to reduce the level of its underwriting commitments, especially catastrophe exposed risks, which would reduce revenues and possibly net income.

The reinsurance operations are largely dependent upon ceding companies’ evaluation of risk.

The Company, like other companies that write reinsurance, generally does not evaluate separately each of the assumed individual insurance risks under its reinsurance contracts. As such, the Company is largely dependent upon the ceding companies original underwriting decisions. The Company is subject to the risk that the ceding companies may not have adequately or accurately evaluated the risks that they have insured, and it has reinsured, and that the premiums ceded may not adequately compensate it for the risks it assumes. If the reserves are insufficient to cover the unpaid losses and LAE arising from the reinsurance business, the Company would have to strengthen the reserves and incur charges to its earnings, which could adversely affect future results of operations, financial position or cash flows.

Reinsurers may not pay on losses in a timely fashion, or at all, which may increase costs.

Although reinsurance makes the reinsurer liable to the Company to the extent the risk is transferred or ceded to the reinsurer, ceded reinsurance arrangements do not eliminate the obligation to pay claims to the policyholders. Accordingly, the Company bears credit risk with respect to its reinsurers. Specifically, the reinsurers may not pay claims made by the Company on a timely basis, or they may not pay some or all of these claims. Either of these events would increase the costs and could have a material adverse effect on the business.

Intense competition for products could harm the ability of the Company to maintain or increase profitability and premium volume.

The Property and Casualty insurance industry is highly competitive. The Company faces competition from both domestic and foreign insurers, many of whom have longer operating histories and greater financial, marketing and management resources. Competition in the types of insurance in which the Company is engaged is based on many factors, including the perceived overall financial strength, pricing and other terms and conditions of products and services offered, business experience, marketing and distribution arrangements, agency and broker relationships, levels of customer service (including speed of claims payments), product differentiation and quality, operating efficiencies and underwriting. In addition, insurance industry participants may seek to consolidate through mergers and acquisitions. Continued consolidation within the insurance industry will further enhance the already competitive underwriting environment, as the Company would likely experience more robust competition from larger competitors. Furthermore, insureds tend to favor large, financially strong insurers, and the Company faces the risk that it will lose market share to larger or higher rated insurers. The Company may have difficulty in continuing to compete successfully on any of these bases in the future. If competition limits the ability to write new business at adequate rates, the ability to transact business would be materially and adversely affected and the results of operations would be adversely affected.

The Company may be unable to attract and retain qualified employees.

The Company depends on the ability to attract and retain qualified executive officers, experienced underwriters, claims professionals and other skilled employees who are knowledgeable about the Specialty lines of business. If the quality of the executive officers, underwriting or claims team and other personnel decreases, the Company may be unable to maintain the current competitive position in the specialty markets in which the Company operates and be unable to expand the operations into new specialty markets.

Increases in interest rates may cause the Company to experience losses.

Because of the unpredictable nature of losses that may arise under insurance policies, the Company may require substantial liquidity at any time. The investment portfolio, which consists largely of fixed-income investments, is the principal source of liquidity. The market value of the fixed-income investments is subject to fluctuation depending on changes in prevailing interest rates and various other factors. The Company does not hedge the investment portfolio against interest rate risk. Interest rates are at or close to historic lows. Increases in interest rates during periods when the Company must sell fixed-income securities to satisfy liquidity needs may result in substantial realized investment losses.

The investment portfolio is subject to certain risks that could adversely affect the results of operations, financial condition or cash flows.

Although the investment policy guidelines emphasize total investment return in the context of preserving and enhancing shareholder value and statutory surplus of the insurance subsidiaries, the investments are subject to market-wide risks and fluctuations, as well as to risks inherent in particular types of securities. Due to these risks, the Company may not be able to realize its investment objectives. In addition, the Company may be forced to liquidate investments at times and prices that are not optimal, which could have an adverse effect on results of operations. Investment losses could significantly decrease the asset base, thereby adversely affecting the ability to conduct business and pay claims.

The Company is exposed to significant capital market risks related to changes in interest rates, credit spreads, equity prices and foreign exchange rates, which may adversely affect its results of operations, financial condition or cash flows.

The Company is exposed to significant capital markets risk related to changes in interest rates, credit spreads, equity prices and foreign currency exchange rates. If significant, declines in equity prices, changes in interest rates, changes in credit spreads and the strengthening or weakening of foreign currencies against the U.S. dollar, individually or in tandem, could have a material adverse effect on the consolidated results of operations, financial condition or cash flows.

The exposure to interest rate risk relates primarily to the market price and cash flow variability associated with changes in interest rates. The investment portfolio contains interest rate sensitive instruments, such as fixed income securities, which may be adversely affected by changes in interest rates from governmental monetary policies, domestic and international economic and political conditions and other factors beyond the control of the Company. A rise in interest rates would reduce the fair value of the investment portfolio. It would also provide the opportunity to earn higher rates of return on funds reinvested. Conversely, a decline in interest rates would increase the fair value of the investment portfolio. The Company would then presumably earn lower rates of return on assets reinvested. The Company may be forced to liquidate investments prior to maturity at a loss in order to cover liabilities. Although the Company takes measures to manage the economic risks of investing in a changing interest rate environment, it may not be able to mitigate the interest rate risk of its assets relative to its liabilities.

Included in the fixed income securities are asset-backed and mortgage-backed securities. Changes in interest rates can expose the Company to prepayment risks on these investments. In periods of declining interest rates, mortgage prepayments generally increase and mortgage-backed securities are prepaid more quickly, requiring the Company to reinvest the proceeds at the then current rates.

The fixed income portfolio is invested in high quality, investment-grade securities. However, the Company is generally permitted to hold up to 2% of the total investment portfolio in below investment-grade high yield fixed income securities. These securities, which pay a higher rate of interest, also have a higher degree of credit or default risk. These securities may also be less liquid in times of economic weakness or market disruptions. While the Company has put in place procedures to monitor the credit risk and liquidity of the invested assets, it is possible that, in periods of economic weakness, the Company may experience default losses in the portfolio. This may result in a reduction of net income, capital and cash flows.

The Company invests a portion of the portfolio in common stock or preferred stocks. The value of these assets fluctuates with the equity markets. In times of economic weakness, the market value and liquidity of these assets may decline, and may impact net income, capital and cash flows.

The functional currency of the Company’s principal insurance and reinsurance subsidiaries is the U.S. dollar. Exchange rate fluctuations relative to the functional currency may materially impact the financial position, as the Company conducts business in several non-U.S. currencies. In addition, locally-required capital levels are invested in local currencies in order to satisfy regulatory requirements and to support local insurance operations regardless of currency fluctuations. One currency in the NavRe Latin American division can be considered hyperinflationary (or subject to a monthly inflation rate greater than 50 percent, as many economists generally define such term). However, the balances in that currency are immaterial.

Despite mitigation efforts, an increase in interest rates or a change in foreign exchange rates could have a material adverse effect on the results of operations, financial position and cash flows.

Capital may not be available to the Company in the future or may only be available on unfavorable terms.

The capital needs of the business are dependent on several factors, including the ability to write new business successfully and to establish premium rates and reserves at levels sufficient to cover the losses. If the current capital becomes insufficient for its future plans, the Company may need to raise additional capital through the issuance of stock or debt. Otherwise, in the case of insufficient capital, the Company may need to limit its growth. The terms of equity or debt offering could be unfavorable, for example, causing dilution to the current shareholders or such securities may have rights, preferences and privileges that are senior to existing securities. If the Company was in a situation of having inadequate capital and if it was not able to obtain additional capital, the business, results of operations and financial condition could be adversely affected to a material extent.

A downgrade in the ratings could adversely impact the competitive positions of the operating businesses or negatively affect the ability to implement the business strategy successfully.

Ratings are a critical factor in establishing the competitive position of insurance companies. The Insurance Companies are rated by A.M. Best and S&P. A.M. Best’s and S&P’s ratings reflect their opinions of an insurance company’s financial strength, operating performance, strategic position and ability to meet its obligations to policyholders, and are not evaluations directed to investors. The ratings are subject to periodic review by A.M. Best and S&P. Because these ratings have become an increasingly important factor in establishing the competitive position of insurance companies, if these ratings are reduced, the competitive position in the industry, and therefore the business, could be adversely affected in a material manner. A significant downgrade could result in a substantial loss of business as policyholders might move to other companies with higher ratings. In addition, a significant downgrade could subject the Company to higher borrowing costs and the ability to access the capital markets could be negatively impacted. If the Company were to be downgraded below an “A-”, it would be required to provide additional collateral under the letter of credit facility with ING Bank, N.V., London Branch, as Administrative Agent and Letter of Credit Agent. Further, a downgrade below BBB- by S&P would subject the Company to higher interest rates payable on the 5.75% Senior Notes due October 15, 2023 (“5.75% Senior Notes”). Refer to Note 8, Credit Facilities, and Note 9, Senior Notes, in the Notes to Consolidated Financial Statements for additional information regarding such credit facility and 5.75% Senior Notes, respectively.

There can be no assurance that the current ratings will continue for any given period of time. For a further discussion of the ratings, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Ratings” included herein.

Continued or increased premium levies by Lloyd’s for the Lloyd’s Central Fund and cash calls for trust fund deposits or a significant downgrade of Lloyd’s A.M. Best rating could materially and adversely affect the Company.

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

Additionally, Lloyd’s insurance and reinsurance business is subject to local regulation, and regulators in the United States require Lloyd’s to maintain certain minimum deposits in trust funds as protection for policyholders in the United States. These deposits may be used to cover liabilities in the event of a major claim arising in the United States and Lloyd’s may require the Company to satisfy cash calls to meet claims payment obligations and maintain minimum trust fund amounts.

Any premium levy or cash call would increase the expenses of NCUL, the corporate member, without providing compensating revenues, and could have a material adverse effect on the results.

The Company believes that in the event that Lloyd’s rating is downgraded, the downgrade could have a material adverse effect on the ability to underwrite business through the Lloyd’s Operations and therefore on the financial condition or results of operations.

The businesses are heavily regulated, and changes in regulation may reduce the profitability and limit growth.

The insurance subsidiaries are subject to extensive regulation and supervision in the jurisdictions in which they conduct business. This regulation is generally designed to protect the interests of policyholders, as opposed to insurers and their stockholders and other investors, and relates to authorization for lines of business, capital and surplus requirements, investment limitations, underwriting limitations, transactions with affiliates, dividend limitations, changes in control, premium rates and a variety of other financial and non-financial components of an insurance company’s business.

Virtually all states require insurers licensed to do business in that state to bear a portion of the loss suffered by some insureds as the result of impaired or insolvent insurance companies through the operation of guaranty funds. The effect of these arrangements could reduce profitability in any given period or limit the ability to grow the business.

In recent years, the state insurance regulatory framework has come under increased federal scrutiny, and some state legislatures have considered or enacted laws that may alter or increase state authority to regulate insurance companies and insurance holding companies. Further, the NAIC and state insurance regulators are re-examining existing laws and regulations, specifically focusing on modifications to holding company regulations, interpretations of existing laws and the development of new laws. Additionally, the Dodd-Frank Wall Street Reform and Consumer Protection Act, which became effective on July 21, 2010, established a Federal Insurance Office to, among other responsibilities; identify issues or gaps in the regulation of insurers that could contribute to a systemic crisis in the insurance industry or the United States financial system. Any proposed or future legislation or NAIC initiatives may be more restrictive than current regulatory requirements or may result in higher costs.

In response to the September 11, 2001 terrorist attacks, the United States Congress has enacted legislation designed to ensure, among other things, the availability of insurance coverage for terrorist acts, including the requirement that insurers provide such coverage in certain circumstances. Refer to “Business - Regulation – United States” included herein for a discussion of the TRIA, TRIEA and TRIPRA legislation.

Extensive changes to the regulatory regime for financial services in the United Kingdom have been enacted. Refer to “Business – Regulation – United Kingdom” included herein for a discussion of such proposals.

The E.U. Directive on Solvency II may affect how the Company manages the business, subject the Company to higher capital requirements and cause it to incur additional costs to conduct the business in the E.U. (including the United Kingdom) and possibly elsewhere.

An E.U. directive covering the capital adequacy, risk management and regulatory reporting for insurers, known as Solvency II, was adopted by the European Parliament in April 2009. Solvency II will introduce a new system of regulation for insurers operating in the E.U. (including the United Kingdom) and presents a number of risks to us. Although Solvency II was originally stated to have become effective by October 31, 2012, implementation has been delayed several times. On January 31, 2014, EIOPA set up the timeline for the delivery of the Solvency II Implementing Technical Standards and Guidelines. It was stated that the overall goal was to deliver the regulatory and supervisory framework for the technical implementation of the Solvency II regime from the first day of application, January 1, 2016. Over the last few years, the Company has undertaken a significant amount of work to ensure that it meets the new requirements and this work will continue into 2015. There is also a risk that if the Solvency II requirements are not met on an on-going basis they may impact the capital requirements for the U.K. Branch and Syndicate 1221. These new regulations have the potential to adversely affect the profitability of NIC, NUAL and Syndicate 1221, and to restrict their ability to carry on their businesses as currently conducted. An outstanding issue is the question about how Solvency II will be implemented and whether the new regulations will apply to NIC’s U.K. Branch or to all of its operations, both within and outside of the United Kingdom and the other E.U. countries in which it operates. If the regulations are applied to NIC in its entirety, the Company could be subject to even more onerous requirements under the new regulations. Work is ongoing in this area to find a solution that aligns to the Company’s longer term strategy, but there is no assurance that such a solution can be found.

The inability of the subsidiaries to pay dividends to the Company in sufficient amounts would harm the ability to meet obligations.

The Parent Company is a holding company and relies primarily on dividends from its subsidiaries to meet its obligations for payment of interest and principal on outstanding debt obligations and corporate expenses. The ability of the insurance subsidiaries to pay dividends to the Parent Company in the future will depend on their statutory surplus, on earnings and on regulatory restrictions. For a discussion of the insurance subsidiaries’ current dividend-paying ability, please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Capital Resources”, included herein. The Parent Company, as an insurance holding company, and the underwriting subsidiaries are subject to regulation by some states. Such regulation generally provides that transactions between companies within the consolidated group must be fair and equitable. Transfers of assets among affiliated companies, certain dividend payments from underwriting subsidiaries and certain material transactions between companies within the consolidated group may be subject to prior notice to, or prior approval by, state regulatory authorities. The underwriting subsidiaries are also subject to licensing and supervision by government regulatory agencies in the jurisdictions in which they do business. These regulations may set standards of solvency that must be met and maintained, such as the nature of and limitations on investments, the nature of and limitations on dividends to policyholders and stockholders and the nature and extent of required participation in insurance guaranty funds. These regulations may affect the subsidiaries’ ability to provide the Company with dividends.

Catastrophe losses could materially reduce profitability.

The Company is exposed to claims arising out of catastrophes, particularly in the Marine insurance line of business, the NavTech and NavRe businesses. The Company has experienced, and will experience in the future, catastrophe losses, which may materially reduce profitability or harm the financial condition of the Company. Catastrophes can be caused by various natural events, including, but not limited to, hurricanes, windstorms, earthquakes, tornadoes, floods, hail, severe winter weather and fires. Catastrophes can also be man-made, such as war, explosions or the World Trade Center attack, or caused by unfortunate events such as the Deepwater Horizon oil rig disaster or the grounding of the cruise ship Costa Concordia. In addition, changing climate conditions could result in an increase in the frequency or severity of natural catastrophes, which could increase exposure to such losses. The incidence and severity of catastrophes are inherently unpredictable. Although the Company will attempt to manage exposure to such events, the frequency and severity of catastrophic events could exceed estimates, which could have a material adverse effect on the financial condition of the Company.

The market price of Navigators common stock may be volatile.

There has been significant volatility in the market for equity securities. The price of Navigators common stock may not remain at or exceed current levels. In addition to the other risk factors detailed herein, the following factors may have an adverse impact on the market price of Navigators common stock:

•	Actual or anticipated variations in the quarterly results of operations, including the result of catastrophes,

•	Changes in market valuations of companies in the insurance and reinsurance industry,

•	Changes in expectations of future financial performance or changes in estimates of securities analysts,

•	Issuances of common shares or other securities in the future,

•	A downgrade in the credit ratings,

•	The addition or departure of key personnel, and

•	Announcements by the Company or the competitors of acquisitions, investments or strategic alliances.

Stock markets in the United States often experience price and volume fluctuations. Market fluctuations, as well as general political and economic conditions such as a recession or interest rate or currency rate fluctuations, could adversely affect the market price of Navigators common stock.

There is a risk that the Company may be directly or indirectly exposed to recent uncertainties with regard to European sovereign debt holdings.

The Company is protected by various treaty and facultative reinsurance agreements. The exposure to credit risk from any one reinsurer is managed through diversification by reinsuring with a number of different reinsurers, principally in the United States and European reinsurance markets. Consequently, the Company may be indirectly exposed to recent uncertainties with regard to European sovereign debt holdings through certain of its reinsurers. A table of the 20 largest reinsurers by the amount of reinsurance recoverable for ceded losses and LAE and ceded unearned premium is presented in “Business” along with their rating from two rating agencies. The 20 largest reinsurers from the United States and Europe represent 75.7% of the Reinsurance Recoverables at December 31, 2014.

In addition, the Company invests in non-sovereign fixed maturities where the issuer is located in the Euro Area, an economic and monetary union of certain member states within the European Union that have adopted the Euro as their common currency. As of December 31, 2014, the fair value of such securities was $97.6 million, with an amortized cost of $97.6 million representing 3.8% of the total fixed income and equity portfolio. The largest exposure is in France with a total of $40.1 million followed by The Netherlands with a total of $39.6 million. The Company has no direct material exposure to Greece, Portugal, Italy, Spain, Ukraine or Russia as of December 31, 2014.

Nonetheless, the failure of the European Union member states to successfully resolve a fiscal or political crisis could result in the devaluation of the Euro, the abandonment of the Euro by one or more members of the European Union or the dissolution of the European Union and it is impossible to predict all of the consequences that this could have on the global economy in general or more specifically on the business. Any or all of these events could have a material adverse effect on the results of operations, liquidity and financial condition of the Company.

The determination of the impairments taken on the investments is subjective and could materially impact the financial position or results of operations.

The determination of the impairments taken on the investments varies by investment type and is based upon the periodic evaluation and assessment of known and inherent risks associated with the respective asset class. Such evaluations and assessments are revised as conditions change and new information becomes available. Management updates its evaluations regularly and reflects impairments in operations as such evaluations are revised. The Company cannot be certain that it has accurately assessed the level of impairments taken in its financial statements. Furthermore, additional impairments may need to be taken in the future, which could materially impact its financial position or results of operations. Historical trends may not be indicative of future impairments.

If the Company experiences difficulties with information technology and telecommunications systems and/or data security, the ability to conduct the business might be adversely affected.

The Company relies heavily on the successful, uninterrupted functioning of the information technology (“IT”) and telecommunications systems. The business and continued expansion is highly dependent upon the ability to perform, in an efficient and uninterrupted fashion, necessary business functions, such as pricing, quoting and processing policies, paying claims, performing actuarial and other modeling functions. A failure of the IT and telecommunication systems or the termination of third-party software licenses the Company relies on in order to maintain such systems could materially impact the ability to write and process business, provide customer service, pay claims in a timely manner or perform other necessary actuarial, legal, financial and other business functions. Computer viruses, hackers and other external hazards, as well as internal exposures such as potentially dishonest employees, could expose the IT and data systems to security breaches that may result in liability to the Company, cause the data to be corrupted and cause the Company to commit resources, management time and money to prevent or correct security breaches. If the Company does not maintain adequate IT and telecommunications systems, it could experience adverse consequences, including inadequate information on which to base critical decisions, the loss of existing customers, difficulty in attracting new customers, litigation exposures, damage to business reputation and increased administrative expenses. As a result, the Company could experience financial losses and ability of the Company to conduct business might be adversely affected.

Compliance by the Marine business with the legal and regulatory requirements to which they are subject is evolving and unpredictable. In addition, compliance with new sanctions and embargo laws could have a material adverse effect on the business.

The Marine business, like the other business lines, is required to comply with a wide variety of laws and regulations, including economic sanctions and embargo laws and regulations, applicable to insurance or reinsurance companies, both in the jurisdictions in which they are organized and where they sell their insurance and reinsurance products, and that implicate the conduct of insureds. The insurance industry, in particular as relates to international insurance and reinsurance companies, has become subject to increased scrutiny in many jurisdictions, including the United States, various states within the United States, the E.U., and various countries within the E.U., and the United Kingdom. For example, in 2012, President Obama signed into law the Iran Threat Reduction and Syria Human Rights Act of 2012 (the “Act”) which created new sanctions and strengthened existing sanctions against Iran. Among other things, the Act intensifies existing sanctions regarding the provision of goods, services, infrastructure or technology to Iran’s petroleum or petrochemical sector, and included provisions relating to persons that engage in certain insurance or re-insurance activities.

Increased regulatory focus on the Company, such as in connection with the matters discussed above, may result in costly compliance burdens and/or may otherwise increase costs, which could materially and adversely impact financial performance. The introduction of new or expanded economic sanctions applicable to Marine insurance could also force the Company to exit certain geographic areas or product lines, which could have an adverse impact on profitability.

Although the Company intends to maintain compliance with all applicable sanctions and embargo laws and regulations, and have established protocols, policies and procedures reasonably tailored to ensure compliance with all applicable embargo laws and regulations, there can be no assurance that the Company will be in compliance in the future, particularly as the scope of certain laws may be unclear and may be subject to changing interpretations. Any such violation could result in fines, penalties or other sanctions that could severely impact the ability to access U.S. capital markets and conduct the business, and could result in some investors deciding, or being required, to divest their interest, or not to invest, in the Company. In addition, certain institutional investors may have investment policies or restrictions that prevent them from holding securities of companies that have contracts with countries identified by the U.S. government as state sponsors of terrorism. The determination by these investors not to invest in, or to divest from, investing in the common stock of the Company may adversely affect the price at which the common stock trades.

Moreover, the subsidiaries, such as the Lloyd’s Operations, may be subject to different sanctions and embargo laws and regulations. The reputation and the market for the securities of the Company may be adversely affected if the Lloyd’s Operations engages in certain activities, even though such activities are lawful under applicable sanctions and embargo laws and regulations.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None

ITEM 2.	PROPERTIES

The executive and administrative office is located at 400 Atlantic Street, Stamford, CT. The lease for this space expires in October 2023. The underwriting operations are in various locations with non-cancelable operating leases including:

•	U.S.

•	Alpharetta, GA,

•	Boston, MA,

•	Chicago, IL,

•	Coral Gables, FL,

•	Danbury, CT,

•	Ellicott City, MD,

•	Houston, TX,

•	Irvine, CA,

•	Iselin, NJ,

•	Los Angeles, CA,

•	Minneapolis, MN,

•	New York City, NY,

•	Philadelphia, PA,

•	Pittsburgh, PA,

•	San Francisco, CA,

•	Schaumburg, IL,

•	Seattle, WA,

•	Stamford, CT.

•	Non-U.S.

•	Antwerp, Belgium,

•	Copenhagen, Denmark,

•	London, England,

•	Milan, Italy,

•	Paris, France,

•	Rio de Janeiro, Brazil,

•	Rotterdam, The Netherlands,

•	Stockholm, Sweden.

ITEM 3. LEGAL PROCEEDINGS

In the ordinary course of conducting business, the subsidiaries are involved in various legal proceedings, either indirectly as insurers for parties or directly as defendants. Most of the these proceedings consist of claims litigation involving the subsidiaries as either (a) liability insurers defending or providing indemnity for third party claims brought against insureds or (b) insurers defending first party coverage claims brought against them. The Company accounts for such activity through the establishment of unpaid loss and loss adjustment reserves. The Company’s management believes that the ultimate liability, if any, with respect to such ordinary-course claims litigation, after consideration of provisions made for potential losses and cost of defense, will not be material to the consolidated financial condition, results of operations, or cash flows of the Company.

The subsidiaries are also occasionally involved with other legal actions, some of which assert claims for substantial amounts. These actions include claims asserting extra contractual obligations, such as claims involving allegations of bad faith in the handling of claims or the underwriting of policies. In general, the Company believes they have valid defenses to these cases. The Company’s management expects that the ultimate liability, if any, with respect to such extra-contractual matters will not be material to its consolidated financial position. Nonetheless, given the large or indeterminate amounts sought in certain of these matters, and the inherent unpredictability of litigation, an adverse outcome in such matters could, from time to time, have a material adverse outcome on the consolidated results of operations or cash flows in a particular fiscal quarter or year.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUE PURCHASES OF EQUITY SECURITIES

Market Information

The Company’s common stock is traded over-the-counter on NASDAQ under the symbol NAVG. Over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions.

The high, low and closing trade prices for the four quarters of 2014 and 2013 were as follows:

	2014			2013
	High	Low	Close	High	Low	Close
First Quarter	63.59	58.41	61.39	59.5	51.72	58.75
Second Quarter	67.05	55.26	67.05	62.02	54.13	57.04
Third Quarter	67.25	60.8	61.5	61.5	53.58	57.77
Fourth Quarter	73.72	61.5	73.34	67.56	54.28	63.16

Information provided to the Company by the transfer agent and proxy solicitor indicates that there are approximately 471 holders of record and 4,059 beneficial holders of the common stock, as of January 20, 2015.

Five Year Stock Performance Graph

The Five Year Stock Performance Graph and related Cumulative Indexed Returns table, as presented below, reflects the cumulative return on the Company’s common stock, the Standard & Poor’s 500 Index (“S&P 500 Index”) and the S&P Property and Casualty Insurance Index (the “Insurance Index”) assuming an original investment in each of $100 on December 31, 2009 (the “Base Period”) and reinvestment of dividends to the extent declared. Cumulative returns for each year subsequent to 2009 are measured as a change from this Base Period.

The comparison of five year cumulative returns among the Company, the companies listed in the S&P 500 Index and the Insurance Index are as follows:

	Cumulative Indexed Returns Year Ended December 31,
	Base Period
Company / Index	2009	2010	2011	2012	2013	2014
The Navigators Group, Inc.	100.00	106.88	99.05	105.58	130.58	151.63
S&P 500 Index	100.00	115.06	117.49	136.29	180.43	205.11
Insurance Index	100.00	109.23	108.95	130.86	180.96	209.44

The following Annual Return Percentage table reflects the annual return on the Company’s common stock, the S&P 500 Index and the Insurance Index including reinvestment of dividends to the extent declared.

	Annual Return Percentage Year Ended December 31,
Company / Index	2010	2011	2012	2013	2014
The Navigators Group, Inc.	6.88	-7.33	6.60	23.67	16.12
S&P 500 Index	15.06	2.11	16.00	32.39	13.68
Insurance Index	9.23	-0.26	20.11	38.29	15.74

Dividends

The Company has not paid or declared any cash dividends on the common stock. While there presently is no intention to pay cash dividends on the common stock, future declarations, if any, are at the discretion of the Board of Directors and the amounts of such dividends will be dependent upon, among other factors, the results of operations and cash flow, financial condition and business needs, restrictive covenants under its credit facilities, the capital and surplus requirements of the subsidiaries and applicable government regulations.

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

None

Use of Proceeds from Public Offering of Debt Securities

None

Purchases of Equity Securities by the Issuer

None

ITEM 6. SELECTED FINANCIAL DATA

The following table sets forth selected consolidated financial data including consolidated financial information of the Company for each of the last five calendar years, derived from the Company’s audited Consolidated Financial Statements. The table should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and Item 8, “Financial Statements and Supplementary Data”, included herein.

	Year Ended December 31,
In thousands, except share and per share amounts	2014	2013	2012	2011	2010
Operating Information:
Gross written premiums	$1,432,353	$1,370,517	$1,286,465	$1,108,216	$987,201
Net written premiums	1,000,138	887,922	833,655	753,798	653,938
Net earned premiums	935,895	841,939	781,964	691,645	659,931
Net investment income	64,168	56,251	54,248	63,500	71,662
Net other-than-temporary impairment losses	—	(2,393)	(858)	(1,985)	(1,080)
Net realized gains (losses)	12,812	22,939	41,074	11,996	41,319
Total revenues	1,023,531	917,564	877,916	766,385	776,975
Income (loss) before income taxes	140,536	92,273	91,736	32,734	98,829
Net income (loss)	95,329	63,466	63,762	25,597	69,578
Net income per share:
Basic	$6.69	$4.49	$4.54	$1.71	$4.33
Diluted	$6.51	$4.42	$4.45	$1.69	$4.24
Average common shares outstanding:
Basic	14,259,768	14,133,925	14,052,311	14,980,429	16,064,770
Diluted	14,646,369	14,345,553	14,327,820	15,183,285	16,415,266
Combined loss and expense ratio (1):
Loss ratio	58.3%	61.6%	63.6%	69.0%	63.8%
Expense ratio	34.3%	33.2%	35.7%	35.7%	36.9%

Total	92.6%	94.8%	99.3%	104.7%	100.7%

Balance sheet information:
Total investments and cash	$2,820,486	$2,574,586	$2,422,254	$2,233,498	$2,154,328
Total assets	4,464,176	4,169,452	4,007,670	3,670,007	3,531,459
Gross losses and LAE reserves	2,159,634	2,045,071	2,097,048	2,082,679	1,985,838
Net losses and LAE reserves	1,308,136	1,222,633	1,216,909	1,237,234	1,142,542
Senior Notes	263,440	263,308	114,424	114,276	114,138
Stockholders’ equity	1,027,224	902,212	879,485	803,435	829,354
Common shares outstanding	14,281,466	14,198,496	14,046,666	13,956,235	15,743,511
Book value per share (2)	$71.93	$63.54	$62.61	$57.57	$52.68
Statutory surplus of Navigators Insurance Company	$893,946	$804,073	$682,881	$662,162	$686,919

(1) - Calculated based on earned premiums.

(2) - Calculated as stockholders’ equity divided by actual shares outstanding as of the date indicated.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and accompanying notes which appear elsewhere in this Form 10-K. It contains forward-looking statements that involve risks and uncertainties. Please refer to “Note on Forward Looking Statements” and “Risk Factors” for more information. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those described below and elsewhere in this Form 10-K.

Overview

The terms “we,” “us,” “our,” or “our Company” as used herein are used to mean The Navigators Group, Inc., a Delaware holding company established in 1982, and its subsidiaries, unless the context otherwise requires. The terms “Parent” or “Parent Company” are used to mean The Navigators Group, Inc. without its subsidiaries. Our Company is an international insurance company focusing on specialty products within the overall property and casualty insurance market. Our long-standing area of specialization is Marine insurance. We have also developed niches in Professional Liability insurance and Property Casualty lines of insurance, such as Primary and Excess casualty coverages offered to commercial enterprises and Assumed Reinsurance.

Financial Highlights for the Year Ended December 31, 2014

•	Net income of $95.3 million, an increase of 50.2% over prior year

•	Earnings per diluted share of $6.51, an increase of 47.1% over prior year

•	Net underwriting profit of $68.9 million, an increase of 57.0% over prior year

•	Net investment income of $64.2 million, an increase of 14.1% over prior year

•	Net cash flow from operations of $222.5 million, an increase of 62.6% over prior year

•	Book value of $1.0 billion, an increase of 13.9% over prior year

We classify its business into one Corporate segment (“Corporate”) and two underwriting segments, the Insurance Companies segment (“Insurance Companies”) and the Lloyd’s Operations segment (“Lloyd’s Operations”) which are separately managed by business line divisions. The Insurance Companies are primarily engaged in underwriting Marine insurance, Primary Casualty insurance with a concentration in contractors’ general liability products, Excess Casualty insurance with a concentration in commercial umbrella products, Assumed Reinsurance, Management Liability insurance and Errors & Omissions (“E&O”) insurance. This segment is comprised of Navigators Insurance Company (“NIC”), which includes a United Kingdom (“UK”) branch (“UK Branch”), and Navigators Specialty Insurance Company (“NSIC”), which underwrites business on an excess and surplus lines basis. All of the business underwritten by NSIC is fully reinsured by NIC pursuant to a 100% quota share reinsurance agreement.

The Lloyd’s Operations are primarily engaged in underwriting Marine insurance; Energy & Engineering insurance with a concentration in offshore energy products and onshore energy construction products, Assumed Reinsurance, Management Liability insurance and E&O insurance at Lloyd’s of London (“Lloyd’s”) through Lloyd’s Syndicate 1221 (“Syndicate 1221”). The Corporate segment consists of the Parent Company’s investment income, interest expense and related income tax.

Our revenue is primarily comprised of premiums and investment income. We derive our premiums predominantly from business written by wholly-owned underwriting management companies, Navigators Management Company (“NMC”) and Navigators Management (UK) Ltd. (“NMUK”) that manage and service insurance and reinsurance business written by the Insurance Companies. Our products are distributed through multiple channels, utilizing global, national and regional retail and wholesale insurance brokers.

Navigators Underwriting Agency Ltd. (“NUAL”) is a Lloyd’s underwriting agency that manages Syndicate 1221. We control 100% of Syndicate 1221’s stamp capacity through our wholly-owned subsidiary, Navigators Corporate Underwriters Ltd. (“NCUL”), which is referred to as a corporate name in the Lloyd’s market. In addition, we have also established underwriting agencies in Antwerp, Belgium; Stockholm, Sweden; and Copenhagen, Denmark, as well as branches of the appointed representative, Navigators Underwriting Ltd. (“NUL”), in the European Economic Area (“EEA”), in Milan, Italy; Rotterdam; The Netherlands, and Paris,

France, which underwrite risks pursuant to binding authorities with NUAL into Syndicate 1221. We have also established a presence in Brazil and China through contractual arrangements with local affiliates of Lloyd’s.

For financial information by segment, refer to Note 3, Segment Information, in the Notes to Consolidated Financial Statements, included herein.

While management takes into consideration a wide range of factors in planning our business strategy and evaluating results of operations, there are certain factors that management believes are fundamental to understanding how we are managed. First, underwriting profit is consistently emphasized as a primary goal, above premium growth. Underwriting profit is a non-GAAP financial measure of performance and underwriting profitability, which is derived from net earned premium less the sum of net losses and Loss Adjustment Expenses (“LAE”), commission expenses, other operating expenses and other underwriting income or loss. Management’s assessment of our trends and potential growth in underwriting profit is the dominant factor in its decisions with respect to whether or not to expand a business line, enter into a new niche, product or territory or, conversely, to contract capacity in any business line. In addition, management focuses on controlling the costs of our operations. Management believes that careful monitoring of the costs of existing operations and assessment of costs of potential growth opportunities are important to our profitability. Access to capital also has a significant impact on management’s outlook for our operations. The Insurance Companies’ operations and ability to grow their business and take advantage of market opportunities are constrained by regulatory capital requirements and rating agency assessments of capital adequacy. Similarly, the ability to grow our Lloyd’s Operations is subject to capital and operating requirements of Lloyd’s and the U.K. regulatory authorities.

Management’s decisions are also greatly influenced by access to specialized underwriting and claims expertise in our lines of business. We have chosen to operate in specialty niches with certain common characteristics, which provide us with the opportunity to use our technical underwriting expertise in order to realize underwriting profit. As a result, we have focused on underserved markets for businesses characterized by higher severity and lower frequency of loss where we believe our intellectual capital and financial strength bring meaningful value. In contrast, we have avoided niches that we believe have a high frequency of loss activity and/or are subject to a high level of regulatory requirements, such as Workers Compensation and Personal Automobile insurance, because we do not believe; our technical underwriting expertise is of as much value in these types of businesses. Examples of niches that have the characteristics we look for include Bluewater Hull which provides coverage for physical damage to highly valued cruise ships, and Directors and Officers Liability insurance (“D&O”) which covers litigation exposure of a corporation’s directors and officers. These types of exposures require substantial technical expertise. We attempt to mitigate the financial impact of severe claims on our results through conservative and detailed underwriting, prudent use of reinsurance and a balanced portfolio of risks.

For additional information regarding our business, refer to “Business – Overview”, included herein.

Ratings

Our ability to underwrite business is dependent upon the financial strength of the Insurance Companies and Lloyd’s Operations. Financial strength ratings represent the opinions of the rating agencies on the financial strength of a company and its capacity to meet the obligations of insurance policies. Independent ratings are important to our competitive position in the insurance markets. The rating agencies consider many factors in determining the financial strength rating of an insurance company, including the relative level of statutory surplus necessary to support the business operations of our Company. These ratings are based upon factors relevant to policyholders, agents and intermediaries and are not directed toward the protection of investors. Such ratings are not recommendations to buy, sell or hold securities. We could be adversely impacted by a downgrade in the Insurance Companies’ or Lloyd’s Operations financial strength ratings, including a possible reduction in demand for our products, higher borrowing costs and our ability to access the capital markets.

The Insurance Companies, NIC and NSIC, utilize the financial strength ratings from A.M. Best and S&P for underwriting purposes. NIC and NSIC are both rated “A” (Excellent – stable outlook) by A.M. Best and “A” (Strong - stable outlook) by S&P. Syndicate 1221 utilizes the ratings from A.M. Best and S&P for underwriting purposes, which apply to all Lloyd’s syndicates. Lloyd’s is rated “A” (Excellent – positive outlook) by A.M. Best and A+ (Strong – stable outlook) by S&P.

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

Critical Accounting Estimates

We prepare our financial statements in accordance with GAAP, which requires the use of estimates and assumptions. Our consolidated financial statements include amounts that, either by their nature or due to requirements of GAAP, are determined using best estimates and assumptions. Management has discussed and reviewed the development, selection, and disclosure of critical accounting estimates with our Company’s Audit Committee. While we believe that the amounts included in our consolidated financial statements reflect our best judgment, actual amounts could ultimately materially differ from those currently presented.

We believe the items that require the most subjective and complex estimates involve the reporting of:

•	The reserves for losses and LAE (including losses that have occurred but were not reported to us by the financial reporting date)

•	Reinsurance recoverables, including a provision for uncollectible reinsurance

•	Written and unearned premium

•	The recoverability of deferred tax assets

•	The impairment of investment securities

Reserves for Losses and LAE

Reserves for losses and LAE represent an estimate of the expected cost of the ultimate settlement and administration of losses, based on facts and circumstances then known less the amount paid to date. Actuarial methodologies are employed to assist in establishing such estimates and include judgments relative to estimates of future claims severity and frequency, length of time to develop to ultimate, judicial theories of liability and other third party factors, which are often beyond our control. No assurance can be given that actual claims made and related payments will not be in excess of the amounts reserved. During the loss settlement period, it often becomes necessary to refine and adjust the estimates of liability on a claim either upward or downward. Even after such adjustments, ultimate liability may exceed or be less than the revised estimates.

The numerous factors that contribute to the inherent uncertainty in the process of establishing loss reserves include: interpreting loss development activity, emerging economic and social trends, inflation, changes in the regulatory and judicial environment and changes in our operations, including changes in underwriting standards and claims handling procedures. The process of establishing loss reserves is complex and imprecise, as it must take into account many variables that are subject to the outcome of future events. As a result, informed subjective judgments as to our ultimate exposure to losses are an integral component of our loss reserving process.

Our actuaries calculate indicated incurred but not reported (“IBNR”) loss reserves for each line of business by underwriting year (“UWY”) by major product groupings using standard actuarial methodologies, which are projection or extrapolation techniques: the loss ratio method, the loss development method and the Bornheutter-Ferguson method. In general the loss ratio method is used to calculate the IBNR for only the most recent UWYs in the absence of any statistical data upon which to estimate ultimate losses while the Bornheutter-Ferguson method is used to calculate the IBNR for recent years where a statistical basis exists for that computation with the loss development method used for more mature UWYs. When appropriate such methodologies are supplemented by the frequency/severity method, which are used to analyze and better comprehend loss development patterns and trends in the data when making selections and judgments. Each of these methodologies, which are described below, are generally applicable to both long tail and short tail lines of business depending on a variety of circumstances. In utilizing these methodologies to develop our IBNR loss reserves, a key objective of management in making their final selections is to deliberate with our actuaries to identify aberrations and systemic changes occurring within historical experience and accurately adjust for them. This process requires the substantial use of informed judgment and is inherently uncertain as it can be influenced by numerous factors including:

•	Inflationary pressures (medical and economic) that affect the size of losses;

•	Judicial, regulatory, legislative, and legal decisions that affect insurers’ liabilities;

•	Changes in the frequency and severity of losses;

•	Changes in the underlying loss exposures of our policies;

•	Changes in our claims handling procedures.

For non-statistical claim events, i.e., where historical patterns are not available for applicable, expert judgment by claims professionals with input from underwriting and management are used. Such instances relate to the IBNR loss reserve processes for our Hurricane losses and our asbestos exposures.

A brief summary of each actuarial method discussed above follows:

Loss ratio method

This method is based on the assumption that ultimate losses vary proportionately with premiums. Pursuant to the loss ratio method, IBNR loss reserves are calculated by multiplying the earned premium by an expected ultimate loss ratio to estimate the ultimate losses for each UWY, then subtracting the reported losses, consisting of paid losses and case loss reserves, to determine the IBNR loss reserve amount. The ultimate loss ratios applied are our Company’s best estimates for each UWY and are generally determined after evaluating a number of factors which include: information derived by underwriters and actuaries in the initial pricing of the business, the ultimate loss ratios established in the prior accounting period and the related judgments applied, the ultimate loss ratios of previous UWYs, premium rate changes, underwriting and coverage changes, changes in terms and conditions, legislative changes, exposure trends, loss development trends, claim frequency and severity trends, paid claims activity, remaining open case reserves and industry data where deemed appropriate. Such factors are also evaluated when selecting ultimate loss ratios and/or loss development factors in the methods described below.

Bornheutter-Ferguson method

The Bornheutter-Ferguson method calculates the IBNR loss reserves as the product of the earned premium, an expected ultimate loss ratio, and a loss development factor that represents the expected percentage of the ultimate losses that have been incurred but not yet reported. The loss development factor equals one hundred percent less the expected percentage of losses that have thus far been reported, which is generally calculated as an average of the percentage of losses reported for comparable reporting periods of prior UWY. The expected ultimate loss ratio is generally determined in the same manner as in the loss ratio method.

Loss development method

The loss development method, also known as the chainladder or the link-ratio method, develops the IBNR loss reserves by multiplying the paid or reported losses by a loss development factor to estimate the ultimate losses, then subtracting the reported losses, consisting of paid losses and case loss reserves, to determine the IBNR loss reserves. The loss development factor is the reciprocal of the expected percentage of losses that have thus far been reported, which is generally calculated as an average of the percentage of losses reported for comparable reporting periods of prior UWYs.

Frequency/severity method

The frequency/severity method calculates the IBNR loss reserves by separately projecting claim count and average cost per claim data on either a paid or incurred basis. It estimates the expected ultimate losses as the product of the ultimate number of claims that are expected to be reported and the expected average amount of these claims.

Actuarial loss studies are conducted by our Company’s actuaries at various times throughout the year for major lines of business employing the methodologies as described above. Additionally, a review of the emergence of actual losses relative to expectations for each line of business generally derived from the quarterly and/or semi-annual in depth reserve analyses is conducted to determine whether the assumptions used in the reserving process continue to form a reasonable basis for the projection of liabilities for each product line. Such reviews may result in maintaining or revising assumptions regarding future loss development based on various quantitative and qualitative considerations. If actual loss activity differs from expectations, an upward or downward adjustment to loss reserves may occur. As time passes, estimated loss reserves for an UWY will be based more on historical loss activity and loss development patterns rather than on assumptions based on underwriters’ input, pricing assumptions or industry experience.

The following discusses the method used for calculating the IBNR for each line of business and key assumptions used in applying the actuarial methods described.

The period between the date of loss occurrence and the final payment date of the ensuing claim(s) is referred to as the “claim-tail.” Short-tail business generally describes Product lines for which losses are typically known and paid shortly after the loss actually occurs. For example, a personal accident where no other parties were involved tends to be a short process. The ambiguity associated with our estimate of ultimate losses for any particular accident period diminishes quickly as actual loss experience develops. Long-tail business defines lines of business for which specific losses may not be known or reported for a longer period and claims can take significant time to settle. For long-tail lines such as General Liability, the time lag for reporting claims is greater than it is in short-tail lines. Facts and information are frequently not complete at the time case reserves are established, and because there is a higher risk for additional litigation, final settlement amounts are unknown. Each business segment is analyzed individually, with development characteristics for each short-tail and long-tail line of business identified and applied accordingly.

Marine

Generally, two key assumptions are used by our actuaries in setting IBNR loss reserves for major products in this line of business. The first assumption is that our historical experience regarding paid and reported losses for each product where we have sufficient history can be relied on to predict future loss activity. The second assumption is that our underwriters’ assessments as to potential loss exposures are reliable indicators of the level of our expected loss activity. The specific loss reserves for Marine are then analyzed separately by product based on such assumptions, except where noted below, with the major products including Marine Liability, Cargo, Protection and Indemnity (“P&I”), Transport and Bluewater Hull.

The claims emergence patterns for various Marine Product lines vary substantially. Our largest Marine Product line is Marine Liability, which has one of the longer loss development patterns. Marine Liability protects an insured’s business from Liability to third parties stemming from their marine-related operations, such as terminal operations, stevedoring and marina operations. Since Marine Liability claims generally involve a dispute as to the extent and amount of legal liability that our insured has to a third party, these claims tend to take a longer time to develop and settle. Other Marine Product lines have considerably shorter periods in which losses develop and settle. Ocean Cargo insurance, for example, provides physical damage coverage to goods in the course of transit by water, air or land. By their nature, Cargo claims tend to be reported quickly as losses typically result from an obvious peril such as fire, theft or weather. Similarly, Bluewater Hull insurance provides coverage against physical damage to ocean-going vessels. Such claims for physical damage generally are discovered, reported and settled quickly. Relatively short tailed Marine lines with a third party liability component include P&I Insurance, which provides coverage for third party liability as well as injury to crew for vessel operators, and Transport insurance, which provides both property and third party liability on a primary basis to business such as port authorities, marine terminal operators and others engaged in infrastructure of international transportation. Our Company currently has extensive experience for all of these products and thus the IBNR loss reserves for all of the Marine Products are determined using the key assumptions and actuarial methodologies described above. Prior to 2007, however, as discussed below in the sensitivity analysis, our Company did not have sufficient experience in the Transport product line and instead used its Hull and Liability products loss development experience as a key assumption in setting the IBNR loss reserves for its Transport product.

Property Casualty

The reserves for P&C are established separately for each major Product line, such as Offshore Energy, Excess Casualty, and Accident and Health (“A&H”), reinsurance. Within Primary Casualty, the reserves are established separately for construction and non-construction risks. Our actuaries generally assume that historical loss development patterns are reasonable predictors of future loss patterns and deploy a variety of traditional actuarial techniques to develop a reasonable expectation of ultimate losses. However, there are a number of products for which our Company has insufficient experience so as to generate credible actuarial projections. In those instances, we typically evaluate overall industry experience, rely on the input of underwriting, and claims executives in setting assumptions for our IBNR reserves. We also attempt to make reasonable provisions for the impact of economic, legal and competitive trends in projecting future loss development.

A substantial portion of our Primary Casualty loss reserves are for liability policies issued to contractors, many of which are operating in California and other western states which have experienced significant amounts of litigation involving allegations of construction defect. Accordingly, Contractor Liability claims are categorized into two claim types: construction defect and other general liability. Other general liability claims typically derive from worksite accidents or from negligence alleged by third parties, and frequently take a long time to report and settle. construction defect claims involve the discovery of damage to buildings that was caused by latent construction defects. These claims take a very long time to report and to settle compared to other general liability claims. Since construction defect claims report much later than other Contractor Liability claims, they are analyzed separately in our quarterly actuarial loss studies.

We have extensive history in the Contractors’ Liability business upon which to perform actuarial analyses and we use the key assumption noted above relating to our own historical experience as a reliable indicator of the future for this product. However, there is inherent uncertainty in the loss reserve estimation process for this line of business given both the long-tail nature of the liability claims and the continuing underwriting and coverage changes, claims handling and reserve changes, and legislative changes that have occurred over a several year period. Such factors are judgmentally taken into account in this line of business in specific periods. The underwriting and coverage changes include the migration to a non-admitted business from admitted business in 2003, which allowed us to exclude certain exposures previously permitted (for example, exposure to construction work performed prior to the policy inception), withdrawals from certain contractor classes previously underwritten and expansion into new states beginning in 2005. Claims changes include bringing the claim handling in-house in 1999 and changes in case reserving practices in 2003, 2006 and 2011. During 2010 and 2011, we also significantly increased our claims staff and improved our claims procedures, which has allowed our Company to respond more quickly to reported construction defect claims. Our Company is closely monitoring the impact of these effects on the adequacy of our case and IBNR loss reserves. After analysis of the factors above, Management believes that our reserves remain adequate to address our exposure to construction defect losses, but given the uncertainties noted above, there is a risk that our reserves for construction defect losses may ultimately prove to be inadequate, perhaps in a material manner.

Offshore Energy provides physical damage coverage to offshore oil platforms along with offshore operations related to oil exploration and production. The significant Offshore Energy claims are generally caused by fire or storms, and thus tend to be large, infrequent, quickly reported, but occasionally not quickly settled because the damage is often extensive and not always immediately known.

Primary Casualty insurance provides Primary General Liability coverage principally to corporations in the construction, real estate and manufacturing sector. Excess Casualty insurance is purchased by corporations, which seek higher limits of liability than are provided in their Primary Casualty policies.

Assumed Reinsurance provides proportional and excess-of-loss treaty coverage for several niche lines: A&H, Agriculture, Latin America (“LatAm”), and Professional Liability. The A&H reinsurance line primarily provides reinsurance coverage for individual medical claims that occur with small frequency. The Agriculture reinsurance line primarily provides reinsurance coverage related to crop insurance schemes, most of which are sponsored by governmental bodies in the United States (“U.S.”) and Canada. The LatAm line primarily provides reinsurance coverage for individual risk and catastrophic Property exposures, Liability exposures, and Surety Bonds in Central and South America and the Spanish-speaking Caribbean. The Professional Liability line primarily provides reinsurance coverage for exposure related to medical malpractice and other miscellaneous Professional Liability policies.

Professional Liability

The Professional Liability policies mainly provide coverage on a claims-made basis mostly for a one-year period. The reserves for Professional Liability are analyzed separately by product. The major products are Management Liability and Errors and Omissions (“E&O”), Insurance. For Management Liability, we evaluate and set loss reserves separately for Primary policies and Excess policies for U.S. corporations.

The losses for Management Liability business are generally very severe and infrequent, and with some cases, involving securities class actions. Management Liability claims report reasonably quickly, but take years to settle. In addition, our potential liability to pay a covered claim depends upon whether we have issued a Primary policy, in which case the cost of defense is a large component of the ultimate loss, or an excess policy at a higher attachment point, in which case our policy is not impacted until the covered claim has exceeded the coverage available in the other policies that our policy is in excess-of-loss. Our loss estimates are based on expected losses, an assessment of the characteristics of reported losses at the claim level, evaluation of loss trends, industry data, and the legal, regulatory and current risk environment. Significant judgment is involved because anticipated loss experience in this area is less predictable due to the small number of claims and/or erratic claim severity patterns. As time passes for a given UWY, we place additional weight on assumptions relating to our actual experience and claims outstanding. The expected ultimate losses may be adjusted up or down as the UWYs mature.

Lloyd’s Operations

Reserves for our Company’s Lloyd’s Operations are reviewed separately for the Marine, P&C, and Professional Liability lines by product. The major Marine Products are Marine Liability, Transport, Marine Energy Liability, Cargo, Specie and Marine Reinsurance. The major P&C Products are Offshore Energy, Engineering, Onshore Energy, Operational Engineering and Direct and Facultative Property. The major products for Professional Liability are International Management Liability and International E&O.

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

Sensitivity Analysis

		Reasonably Likely Range of Deviation
In thousands, except per share amounts	Total Net Loss Reserve	Strengthening Amount	%	Release Amount	%
Insurance Companies:
Marine	$194,743	$18,373	9.4%	$20,287	-10.4%
Property Casualty	655,320	73,014	11.1%	82,168	-12.5%
Professional Liability	142,858	25,680	18.0%	31,308	-21.9%

Total Insurance Companies (1)	992,921	90,033	9.1%	99,011	-10.0%
Lloyd’s Operations:
Marine	214,461	12,749	5.9%	13,554	-6.3%
Property Casualty	39,563	2,787	7.0%	2,998	-7.6%
Professional Liability	61,191	7,058	11.5%	7,978	-13.0%

Total Lloyd’s Operations (1)	315,215	17,996	5.7%	19,086	-6.1%

Subtotal	1,308,136	108,029		118,097
Portfolio Effect (1)	—	(20,285)		(24,044)

Total	$1,308,136	$87,744	6.7%	$94,053	-7.2%

Increase (decrease) to net income
Amount		$57,034		$(61,134)
Per Share (2)		$3.89		$(4.17)

(1) - The totals for each segment are adjusted for portfolio effect. The portfolio effect is the reduction in risk arises out of diversification in the portfolio.

(2) - Calculated using average diluted shares of 14,646,369 for the year ended December 31, 2014.

A range of reasonable estimates has been developed based on the historical volatility of held reserves versus current estimates for the purposes of this sensitivity analysis. The history indicates that our held reserves tend to be 9.7% redundant with a standard deviation of 10.3%. We have ignored the historical conservatism and built a range around the current held amounts. Our Company’s lines of business, the market pricing adequacy and our Company’s underwriting strategies have changed dynamically over the past eleven years. There is thus a significant risk that the potential volatility of the current reserve estimates could differ in a material manner from the historical trends.

Actual emergence will vary and may exceed the historical variation. The actual losses may not emerge as expected which would cause the ranges to expand or contract from year to year. The impact from the shift on ranges will be greater for lines with longer emergence patterns. The individual lines will also have greater variance than the range for the entire book of business. The statistical variation is expected to have a somewhat higher range of deterioration than savings. The history in itself is only a rough estimate of the potential volatility. The ranges have been refined by reserve segment in three categories – Marine, Property Casualty and Professional Liability. These groupings give a sense of the volatility by sub-group but are not intended to be rigorous estimates even if such were possible. The computation of each range represents the central 50% of outcomes. The specific movement of an individual year may not fall within this range. The total reserve variability is not equal to the sum of the segment variability due to the benefit of diversification.

Reinsurance Recoverables

We are required to pay losses even if a reinsurer fails to meet its obligations under the applicable reinsurance agreement. Reinsurance recoverables are established for the portion of the loss reserves that are ceded to reinsurers. Reinsurance recoverables are determined based upon the terms and conditions of reinsurance contracts, which could be subject to interpretations that differ from our own based on judicial theories of liability. We bear credit risk with respect to our reinsurers, which can be significant considering that certain of the reserves remain outstanding for an extended period of time. Additional information regarding our reinsurance recoverables can be found in the “Business - Reinsurance Recoverables” section and Note 6, Reinsurance, in the notes to the consolidated financial statements, both included herein.

Written and Unearned Premium

Substantially all of our business is placed through agents and brokers. Written premium is recorded based on the insurance policies that have been reported to us and the policies that have been written by agents but not yet reported to us. We estimate the amount of written premium not yet reported based on judgments relative to current and historical trends of the business being written. An unearned premium reserve is established to reflect the unexpired portion of each policy at the financial reporting date. Assumed and ceded reinsurance reinstatement premiums are written and fully earned in the period in which the loss event, which caused the reinstatement premium, occurred.

A portion of our premium is estimated for unreported premium, mostly for the Marine business written by our U.K. Branch and Lloyd’s Operations as well as the A&H and LatAm reinsurance business written by NavRe. We generally do not experience any significant backlog in processing premiums. Such premium estimates are generally based on submission data received from brokers and agents and recorded when the insurance policy or reinsurance contract is written or bound. The estimates are regularly reviewed and updated taking into account the premium received to date versus the estimate and the age of the estimate. To the extent that the actual premium varies from the estimates, the difference, along with the related loss reserves and underwriting expenses, is recorded in current operations.

We also record the ceded portion of the estimated gross written premium and related acquisition costs. The earned gross, ceded and net premiums are calculated based on our earning methodology, which is generally over the policy period. Losses are also recorded in relation to the earned premium. The estimate for losses incurred on the estimated premium is based on an actuarial calculation consistent with the methodology used to determine incurred but not reported loss reserves for reported premiums.

Additional information regarding our written and unearned premium can be found in Note 1, Organization and Summary of Significant Accounting Policies, and Note 6, Reinsurance, in the Notes to Consolidated Financial Statements, both included herein.

The Recoverability of Deferred Tax Assets

We apply the asset and liability method of accounting for income taxes whereby deferred assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that the deferred tax assets will be realized. These reviews include, among other factors, the nature and amount of the taxable income and expense items, the expected timing of when assets will be used or liabilities will be required to be reported, as well as the reliability of historical profitability of businesses expected to provide future earnings. After review, if management determines that the realization of the tax asset does not meet the more likely than not criterion an offsetting valuation allowance is recorded, which reduces net earnings and the deferred tax asset in that period. Additional information regarding our deferred tax assets can be found in Note 1, Organization and Summary of Significant Accounting Policies, and Note 7, Income Taxes, in the Notes to Consolidated Financial Statements, both included herein.

Impairment of Investment Securities

Management regularly reviews our fixed maturity and equity securities portfolios to evaluate the necessity of recording impairment losses for other-than-temporary declines in the fair value of investments.

For fixed maturity securities, we consider our intent to sell a security and whether it is more likely than not that, we will be required to sell a security before the anticipated recovery as part of the process of evaluating whether a security’s unrealized loss represents an other-than-temporary decline. For structured securities, we assess whether the amortized cost basis of a fixed maturity security will be recovered by comparing the present value of cash flows expected to be collected to the current book value. Any shortfalls of the present value of the cash flows expected to be collected in relation to the amortized cost basis is considered the credit loss portion of net other-than-temporary impairment (“OTTI”) losses and is recognized in earnings. All non-credit losses are recognized as changes in OTTI losses within Other Comprehensive Income (“OCI”).

For equity securities, in general, our Company focuses its attention on those securities with a fair value less than 80% of their cost for six or more consecutive months. If warranted as the result of conditions relating to a particular security, our Company will focus on a significant decline in fair value regardless of the time period involved. Factors considered in evaluating potential impairment include, but are not limited to, the current fair value as compared to cost of the security, the length of time the investment has been below cost and by how much the investment is below cost. If these securities are deemed to be other-than-temporarily impaired, the cost is written down to fair value with the loss recognized in earnings.

For equity securities, our Company also considers its intent to hold securities as part of the process of evaluating whether a decline in fair value represents an other-than-temporary decline in value. For fixed maturity securities, our Company considers its intent to sell a security and whether it is more likely than not that our Company will be required to sell a security before the anticipated recovery as part of the process of evaluating whether a security’s unrealized loss represents an other-than-temporary decline. Our Company’s ability to hold such securities is supported by sufficient cash flow from its operations and from maturities within its investment portfolio in order to meet its claims payment and other disbursement obligations arising from its underwriting operations without selling such investments. With respect to securities where the decline in value is determined to be temporary and the security’s value is not written down, a subsequent decision may be made to sell that security and realize a loss. Subsequent decisions on security sales are made within the context of overall risk monitoring, changing information and market conditions.

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

Results of Operations

The following is a discussion and analysis of our consolidated and segment results of operations for the years ended December 31, 2014, 2013 and 2012. Our financial results are presented on the basis of U.S. GAAP. However, in presenting our financial results, we discuss our performance with reference to net operating earnings, book value per share, underwriting profit or loss, and the combined ratio, all of which are non-GAAP financial measures of performance and/or underwriting profitability. Net operating earnings are calculated as net income less after-tax net realized gains (losses), after-tax net OTTI losses recognized in earnings, after-tax foreign exchange gains and losses resulting from foreign currency transactions (transactions denominated in a currency other than the entity’s functional currency) and translation adjustments (translation of foreign currency denominated assets and liabilities into the entity’s functional currency). Book value per share is calculated by dividing stockholders’ equity by the number of outstanding shares at any period end. Underwriting profit or loss is calculated from net earned premiums, less the sum of net losses and LAE, commission expenses, other operating expenses and other underwriting income (expense). The combined ratio is derived by dividing the sum of net losses and LAE, commission expenses, other operating expenses and other underwriting income (expense) by net earned premiums. A combined ratio of less than 100% indicates an underwriting profit and greater than 100% indicates an underwriting loss. We consider such measures, which may be defined differently by other companies, to be important in the understanding of our overall results of operations by highlighting the underlying profitability of our insurance business.

Summary of Consolidated Results

The following table presents a summary of our consolidated financial results for the years ended December 31, 2014, 2013 and 2012:

	Year Ended December 31,			Percentage Change
In thousands, except for per share amounts	2014	2013	2012	2014 vs. 2013	2013 vs. 2012
Gross written premiums	$1,432,353	$1,370,517	$1,286,465	4.5%	6.5%
Net written premiums	1,000,138	887,922	833,655	12.6%	6.5%

Total revenues	1,023,531	917,564	877,916	11.5%	4.5%
Total expenses	882,995	825,291	786,180	7.0%	5.0%

Pre-tax income (loss)	$140,536	$92,273	$91,736	52.3%	0.6%
Provision (benefit) for income taxes	45,207	28,807	27,974	56.9%	3.0%

Net income (loss)	$95,329	$63,466	$63,762	50.2%	-0.5%

Net income (loss) per common share:
Basic	$6.69	$4.49	$4.54
Diluted	$6.51	$4.42	$4.45

Net income for the year ended December 31, 2014 was $95.3 million or $6.51 per diluted share compared to $63.5 million or $4.42 per diluted share for the year ended December 31, 2013. The increase over prior year is generally attributable to underwriting growth, favorable loss emergence from prior accident years, the prior year effect of the non-recurring call premium expense on the 5.75% Senior Notes and the current year effect of the change in functional currency of the Lloyd’s Operations. These positive effects were offset by additional tax expense and interest expense over prior year.

Net income for the year ended December 31, 2013 was $63.5 million or $4.42 per diluted share compared to $63.8 million or $4.45 per diluted share for the year ended December 31, 2012.

Cash flow from operations was $222.5 million, $136.9 million and $96.7 million for the years ended December 31, 2014, 2013 and 2012. The increase in cash flow from operations for 2014 is largely attributable to a reduction in net losses paid, and to a lesser extent, a decrease in tax payments due to the use of prior year overpayments in the current year, partially offset by higher operating expenses resulting from increased headcount associated with growth in our business. The increase in cash flow from operations for 2013 is largely attributable to the growth of our business as well as improved collections on premiums receivable.

The following table presents our net operating earnings for the years ended December 31, 2014, 2013 and 2012:

In thousands, except per share amounts	Twelve Months Ended December 31,			Percentage Change
	2014	2013	2012	2014 vs. 2013	2013 vs. 2012
Net income	$95,329	$63,466	$63,762	50.2%	-0.5%
Less: after-tax realized (gains) losses	(8,327)	(14,910)	(26,698)	-44.2%	-44.2%
Plus: after-tax Call Premium on Senior Notes	—	11,632	—	NM	NM
Less: after-tax other (income) expense	(6,534)	—	—	NM	NM
Add: after-tax OTTI	—	1,557	561	NM	NM

Net operating earnings	$80,468	$61,745	$37,625	30.3%	64.1%

Net operating earnings per common share:
Basic	5.64	4.37	2.68
Diluted	5.49	4.30	2.63

NM - Percentage change not meaningful

Net operating earnings for the year ended December 31, 2014 were $80.5 million or $5.49 per diluted share compared to $61.7 million or $4.30 per diluted share for the comparable period in 2013. The increase was largely attributable to stronger underwriting results from both our Insurance Companies and Lloyd’s Operations, inclusive of net favorable prior period reserve releases.

Net operating earnings for the year ended December 31, 2013 were $61.7 million or $4.30 per diluted share compared to $37.6 million or $2.63 per diluted share for the comparable period in 2012. The increase in our net operating earnings was largely attributable to stronger underwriting results.

Our book value per share as of December 31, 2014 was $71.93, increasing 13.2% from $63.54 as of December 31, 2013. The growth in our book value per share is primarily driven by $95.3 million of net income for the year ended December 31, 2014, and to a lesser extent, a $23.2 million after tax-increase in unrealized gains on our investment portfolio in connection with our investment in longer dated fixed income securities. Our consolidated stockholders’ equity increased 13.9% to $1.03 billion as of December 31, 2014 compared to $902.2 million as of December 31, 2013.

The following table presents our consolidated underwriting results and provides a reconciliation of our underwriting profit or loss to GAAP net income or loss for the years ended December 31, 2014, 2013 and 2012:

	Year Ended December 31,			Percentage Change
In thousands	2014	2013	2012	2014 vs. 2013	2013 vs. 2012
Gross written premiums	$1,432,353	$1,370,517	$1,286,465	4.5%	6.5%
Net written premiums	1,000,138	887,922	833,655	12.6%	6.5%

Net earned premiums	935,895	841,939	781,964	11.2%	7.7%
Net losses and loss adjustment expenses	(545,229)	(518,961)	(497,433)	5.1%	4.3%
Commission expenses	(125,528)	(113,494)	(121,470)	10.6%	-6.6%
Other operating expenses	(196,825)	(164,434)	(159,079)	19.7%	3.4%

Other underwriting income (expenses)	595	(1,172)	1,488	NM	NM

Underwriting profit (loss)	$68,908	$43,878	$5,470	57.0%	NM

Net investment income	64,168	56,251	54,248	14.1%	3.7%
Net other-than-temporary impairment losses recognized in earnings	—	(2,393)	(858)	NM	NM
Net realized gains (losses)	12,812	22,939	41,074	-44.1%	-44.2%
Other income (expense)	10,061	—	—	NM	NM
Call premium on Senior Notes	—	(17,895)	—	NM	NM
Interest expense	(15,413)	(10,507)	(8,198)	46.7%	28.2%

Income (loss) before income taxes	$140,536	$92,273	$91,736	52.3%	0.6%

Income tax expense	45,207	28,807	27,974	56.9%	3.0%

Net income	$95,329	$63,466	$63,762	50.2%	-0.5%

Losses and loss adjustment expenses ratio	58.3%	61.6%	63.6%
Commission expense ratio	13.4%	13.5%	15.5%

Other operating expense ratio (1)	20.9%	19.7%	20.2%

Combined ratio	92.6%	94.8%	99.3%

(1) - Includes Other operating expenses & Other underwriting income (expense)

NM - Percentage change not meaningful

Our 2014 net pre-tax underwriting profit of $68.9 million is $25.0 million greater than prior year of $43.9 million. The combined ratio for the year ended December 31, 2014 was 92.6% compared to 94.8% in 2013. The increase in net profit is due to strong underwriting results from our Insurance Companies and Lloyd’s Operations.

For the year ended December 31, 2014, our Insurance Companies reported an underwriting profit of $49.1 million, primarily driven by our Marine business, which reported $30.8 million of underwriting profit due to favorable loss emergence from prior accident years across all core product lines. In addition, our Property Casualty business reported an underwriting profit of $16.1 million, which includes $13.5 million of underwriting profit from our Excess Casualty division due in part to strong production attributable to the expansion of those underwriting teams and the continued dislocation of certain competitors, as well as $13.0 million of underwriting profit from our Assumed Reinsurance division mostly driven by growth and a lack of current accident year catastrophe activity from our LatAm P&C Products, and to a lesser extent, growth from our A&H product lines as we are starting to experience favorable loss trends from both those product lines. Partially offsetting the aforementioned underwriting profits is an $11.4 million underwriting loss from our Primary Casualty division in connection with net prior year reserve strengthening specific to Construction Liability issued to contractors operating in California and other western states. Our Professional Liability business reported an underwriting profit of $2.2 million primarily due in part to a recovery of prior period losses coming from a cash settlement of a contract dispute with a former third part administrator, partially offset by unfavorable loss emergence from our small lawyers product line, which is now in runoff.

For the year ended December 31, 2014, our Lloyd’s Operations reported an underwriting profit of $19.8 million which includes an underwriting profit of $9.6 million from our Lloyd’s Operations Property Casualty business driven by our Energy & Engineering division due to favorable current accident year loss trends, and to a lesser extent, prior year reserve releases from our Onshore Energy Product line. In addition, our Lloyd’s Operations Marine business reported an underwriting profit of $6.3 million driven by prior year reserve releases, which were offset by an $8.9 million Marine Liability loss, net of reinsurance and RRPs of $3.9 million, which involved the sinking of a vessel in South Korean waters. Our Lloyd’s Operations also includes an underwriting profit of $4.0 million from Professional Liability driven by favorable loss emergence.

Our 2013 pre-tax underwriting profit increased $38.4 million to a $43.9 million underwriting profit for December 31, 2013 compared to $5.5 million for the same period in 2012. The combined ratio for the year ended December 31, 2013 was 94.8%, compared to 99.3% for the year ended December 31, 2011. These increases were driven by strong underwriting results described below.

Our pre-tax underwriting profit for 2013 was driven by the mix of business and favorable loss trends of our Insurance Companies and our Lloyd’s Operations. Our Insurance Companies reported an underwriting profit of $25.6 million inclusive of $13.6 million and $16.3 million of underwriting profit from our Energy & Engineering and Marine divisions, respectively, in connection with favorable loss emergence from UWYs 2011 and prior. In addition, our Excess Casualty division produced an underwriting profit of $6.1 million as a result of continued strong production attributable to the expansion of those underwriting teams and the continued dislocation of certain competitors, partially offset by an underwriting loss of $5.8 million from our Management Liability division due to net reserve strengthening from UWYs 2010 and prior, and an underwriting loss of $3.4 million from businesses in run-off. Our Lloyd’s Operations reported an underwriting profit of $18.2 million due to continued favorable loss emergence from all businesses from UWYs 2011 and prior, partially offset by large current accident year losses from our Lloyd’s Operations Marine and Lloyd’s Operations Energy & Engineering divisions.

The combined ratio for the year ended December 31, 2012 was 99.3%. Our pre-tax underwriting profit for 2012 was affected by various significant events and adjustments during the year. A net loss of $20.4 million, inclusive of $8.3 million in RRPs, related to Superstorm Sandy was recorded in 2012. Gross of reinsurance our loss related to Superstorm Sandy was approximately $66.7 million. Refer to subsection “Net Losses and Loss Adjustment Expenses” within this section of the MD&A for additional disclosure related to Superstorm Sandy. Current accident year loss emergence of $14.5 million was recorded in our Agriculture product line and was driven by significant drought related crop losses across the U.S. Net losses of $13.9 million were also recorded, inclusive of $11.1 million in RRPs, related to several large losses from our Marine business, including the grounding of the cruise ship Costa Concordia off the coast of Italy. Net reserve releases of $47.2 million from our Lloyd’s Operations across all businesses and all divisions, most notably Lloyd’s Operations Marine. In addition to the above, the increase in our pre-tax underwriting profit in 2012 was affected by the mix of business and loss trends.

Revenues

The following table sets forth our gross written premiums, net written premiums and net earned premiums by segment and line of business for the years ended December 31, 2014, 2013, and 2012:

	Year Ended December 31,
	2014				2013				2012
In thousands	Gross Written Premiums	%	Net Written Premiums	Net Earned Premiums	Gross Written Premiums	%	Net Written Premiums	Net Earned Premiums	Gross Written Premiums	%	Net Written Premiums	Net Earned Premiums
Insurance Companies:
Marine	$177,363	12%	$123,617	$123,203	$171,822	13%	$119,837	$129,276	$200,095	16%	$133,210	$142,181
Property Casualty	755,059	53%	554,844	496,209	700,087	51%	462,942	409,480	590,741	46%	390,168	332,782
Professional Liability	113,032	8%	74,312	85,162	130,366	10%	97,229	100,582	130,489	10%	99,578	96,476

Insurance Companies	1,045,454	73%	752,773	704,574	1,002,275	74%	680,008	639,338	921,325	72%	622,956	571,439

Lloyd’s Operations:
Marine	188,107	13%	144,327	141,471	181,046	13%	134,627	138,690	194,423	15%	143,600	136,898
Property Casualty	126,016	9%	55,917	51,338	129,522	9%	42,334	37,722	127,028	10%	43,824	52,951
Professional Liability	72,776	5%	47,121	38,512	57,674	4%	30,953	26,189	43,689	3%	23,275	20,676

Lloyd’s Operations	386,899	27%	247,365	231,321	368,242	26%	207,914	202,601	365,140	28%	210,699	210,525

Total	$1,432,353	100%	$1,000,138	$935,895	$1,370,517	100%	$887,922	$841,939	$1,286,465	100%	$833,655	$781,964

Gross Written Premiums

Gross written premiums increased $61.8 million, or 4.5%, to $1.43 billion for the year ended December 31, 2014 compared to $1.37 billion for the same period in 2013. The overall increase is primarily driven by growth from our Insurance Companies, most notably from the Property Casualty businesses, which includes a $41.8 million increase from our Primary Casualty division, driven by strong production from the continued improvement of the overall construction market, as well as a $17.5 million increase in our Excess Casualty division due to improved market conditions and the dislocation of certain competitors, and a $13.1 million increase from our Environmental division due to our continued investment in those underwriting teams, all of which are partially offset by a $11.3 million decrease from our Energy & Engineering division due to difficult market conditions and an unfavorable rating environment, and a net $6.3 million decrease from our Assumed Reinsurance division as a result of a reduction in renewal premiums from our A&H and Agriculture products. The overall increase from our Insurance Company Property Casualty business was partially offset by a $17.3 million decrease from our Insurance Companies Professional Liability business due to a reduction in our E&O division resulting from our decision to exit the small lawyers professional liability product line, as well as a decrease in our real estate agents and accountants liability product lines as a result of certain program terminations, partially offset by an increase from our Management Liability division due to an increase in subject premium on renewals. To a lesser extent, the overall increase in gross written premiums is also driven by a $15.1 million increase from our Lloyd’s Operations that is primarily driven by the continued expansion of our Lloyd’s Operations E&O division, a portion of which is due to our European expansion into new offices in Italy, the Netherlands and France.

Gross written premiums increased $84.1 million, or 6.5%, to $1.37 billion for the year ended December 31, 2013 compared to $1.29 billion for the same period in 2012. The increase in gross written premiums is primarily attributed to growth within our Insurance Companies Property Casualty business, specifically from our Excess Casualty and Primary Casualty divisions as a result of strong production attributable to an expansion of our underwriting teams and continued dislocation among certain competitors. In addition, we have experienced growth in Lloyd’s Operations Professional Liability business as a result of strong new business production. The aforementioned increases were partially offset by a decrease in our Insurance Companies Marine business in connection with the re-underwriting of our Inland Marine product line and certain non-renewals from our Blue Water Hull product line, as well as a decrease in our Lloyd’s Operations Marine business due to non-renewals from our Cargo and Transport product lines.

Average premium renewal rates decreased 0.1% for the year ended December 31, 2014 driven by a 1.9% decrease for our Lloyd’s Operations, primarily due to 5.9% and 4.2% decreases in Lloyd’s Operations Energy & Engineering and Lloyd’s Operations Professional Liability, respectively, partially offset by a 1.7% increase in our Lloyd’s Operations Marine division. The aforementioned decreases were partially offset by a 0.6% increase from our Insurance Companies driven by Insurance Company Marine, which reported an increase of 1.9%, and Property Casualty, which realized a net increase of 0.8% consisting of a 3.3% increase from our Excess Casualty division, partially offset by a 7.3% decrease from our Insurance Company Energy & Engineering. The Insurance Companies Professional Liability realized a decrease of 2.0%, consisting of 4.0% and 0.5% decreases for the Management Liability and E&O divisions, respectively.

Average renewal premium rates for our Insurance Companies segment for the year ended December 31, 2013 increased as compared to the same period in 2012 across substantially all of our businesses within each segment. Our Insurance Companies Marine business has realized a 4.7%, 8.5% and 6.2% increase in rates for the Marine Liability, Inland Marine and Craft divisions, respectively. Within our Insurance Companies Property Casualty business, we have realized a 4.6% increase in rates for the Excess Casualty division and a 2.5% increase in the Primary Casualty division, partially offset by a 2.7% decrease from our Energy & Engineering division. Our Insurance Companies Professional Liability business has experienced an overall increase in its renewal rates of 3.4%, consisting of 5.0% and 2.7% for the Management Liability and E&O divisions, respectively. For the year, ended December 31, 2013, average renewal premium rates for our Lloyd’s Operations segment include increases for Marine and Property Casualty of approximately 3.4% and 1.6%, respectively. Our Lloyd’s Operations Professional Liability business experienced an average decrease of 1.7%.

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

Our ceded reinsurance program includes contracts for proportional reinsurance, per risk and whole account excess-of-loss reinsurance for both P&C risks and property catastrophe excess-of-loss reinsurance. In recent years, we have increased our utilization of excess-of-loss reinsurance for Marine, Property and certain Casualty risks. Our excess-of-loss reinsurance contracts generally provide for a specific amount of coverage in excess of an attachment point and sometimes provides for reinstatement of the coverage to the extent the limit has been exhausted for payment of additional premium. The number of ceded reinsurance reinstatements (“RRP”) available varies by contract, and we record an estimate of the expected RRPs for losses ceded to excess-of-loss agreements where this feature applies.

We incurred $8.4 million, $3.0 million and $26.9 million of ceded RRPs for the years ended December 31, 2014, 2013, and 2012, respectively. The RRPs for 2014, 2013 and 2012 are primarily related to large losses from our Marine business. In 2014, $3.9 million of the large loss is due to the sinking of a vessel in South Korean waters, and $1.6 million is due to additional loss activity on the grounding of the cruise ship Cost Concordia. The total RRPs recorded in 2012 included $11.1 million also from the grounding of the cruise ship Costa Concordia off the coast of Italy as well as $8.3 million in connection with our loss on Superstorm Sandy.

The following table sets forth our ceded written premiums by segment and major line of business for the calendar years ended December 31, 2014, 2013 and 2012:

	Year Ended December 31,
	2014		2013		2012
In thousands	Ceded Written Premiums	% of Gross Written Premiums	Ceded Written Premiums	% of Gross Written Premiums	Ceded Written Premiums	% of Gross Written Premiums
Insurance Companies:
Marine	$53,746	30%	$51,985	30%	$66,885	33%
Property Casualty	200,215	27%	237,145	34%	200,573	34%
Professional Liability	38,720	34%	33,137	25%	30,911	24%

Insurance Companies	292,681	28%	322,267	32%	298,369	32%

Lloyd’s Operations:
Marine	43,780	23%	46,419	26%	50,823	26%
Property Casualty	70,099	56%	87,188	67%	83,204	66%
Professional Liability	25,655	35%	26,721	46%	20,414	47%

Lloyd’s Operations	139,534	36%	160,328	44%	154,441	42%

Total	$432,215	30%	$482,595	35%	$452,810	35%

Overall, the percentage of total ceded written premiums to total gross written premiums for the year ended December 31, 2014 has decreased by 5% compared to the year ended December 31, 2013. This decrease is indicative of key changes to our reinsurance programs and mix of business.

Our Insurance Companies’ decrease in ceded written premium is driven by the Property Casualty line, due to a change in the reinsurance program supporting certain Casualty risks. Effective in the first quarter 2014, our Company entered into a treaty that combined a reduced level of proportional reinsurance with an additional excess-of-loss cover. Additionally, we decreased the Energy & Engineering Offshore Energy quota share program from 62% to 55%. The increase in the percentage ceded for our Insurance Companies Professional Liability business is due to additional contracts for proportional reinsurance, signed in the fourth quarter of 2013 and 2014. The treaty signed in the fourth quarter of 2013 allowed us to cede 100% of our small lawyers’ Professional Liability E&O business to the carrier that has assumed the renewal rights, indicative of our decision to exit this business. This treaty expired on March 31, 2014. In the fourth quarter of 2014, in addition to our Professional Liability excess-of-loss treaty, a new treaty was signed that allows us to ceded a 60% quota share and additional excess-of-loss on various Professional Liability lines of business.

The decrease in the percentage of total ceded written premium for our Lloyd’s Operations is driven by changes in the mix of business as well as changes to our quota share reinsurance programs. The decrease in the Lloyd’s Operations Property Casualty line is due to growth in the Assumed Reinsurance division, which includes new business from our LatAm and Property Treaty product lines, which is not ceded. The decrease in the Lloyd’s Operations Professional Liability business is driven by increased growth from our Lloyd’s Operations E&O division, which is not attached to any proportional reinsurance, as well a reduction in the use of proportional reinsurance for Lloyd’s Operations D&O division. In Lloyd’s Operations Marine, the ceded premium ratio has decreased against prior year due to a reduction in the use of proportional reinsurance for certain product lines.

The percentage of total ceded written premiums to total gross written premiums for the year ended December 31, 2013 and 2012 has remained constant at 35%. The decrease in percentage for Insurance Companies Marine is driven by a reduction in RRPs in connection with a reduction in large loss activity, partially offset by increase in ceded written premiums related to a true up of certain estimated Minimum and Deposit premium adjustments in the year. The Insurance Companies Professional Liability business percentage increased in 2013 due to an additional proportional contract covering this business. The increase in the percentage for the Lloyd’s Operations Property Casualty business is driven by an increased use of proportional reinsurance to support our offshore energy business for 2013.

Net Written Premiums

Net written premiums increased 12.6% for the year ended December 31, 2014 compared to the same period in 2013. The increase is due to mix of business, inclusive of certain changes in our reinsurance program that have increased our retention as well as growth in gross written premiums primarily driven by our Insurance Companies Property Casualty business, as described above. Together these changes have resulted in growth in net written premium, which outpaces the growth in gross written premium.

Net written premiums increased 6.5% for the year ended December 31, 2013 compared to the same period in 2012. The increase is due to the mix of our Insurance Companies Property Casualty business and is specifically driven by the continued growth of our Excess Casualty and Primary Casualty divisions and more RRPs recorded in 2012 in connection with several losses from our Marine businesses. The aforementioned increases are partially offset by a decrease in our Marine business in connection with the re-underwriting of our Inland Marine division.

Net Earned Premiums

Net earned premiums increased 11.2% for the year ended December 31, 2014 compared to the same period in 2013. The increase in net earned premiums is due to increased retention resulting from changes in our reinsurance programs as well as the recent growth of our business primarily driven by our Insurance Companies’ Property Casualty business.

Net earned premiums increased 7.7% for the year ended December 31, 2013 compared to the same period in 2012, driven by earnings from the continued growth of our Insurance Companies Excess Casualty, Primary Casualty, and our Assumed Reinsurance divisions, which includes the A&H product lines that are recognized in earnings over a longer exposure period than our other lines of business. In addition, the increases are also attributable to the RRPs recorded in 2012, and are partially offset by a decrease from the re-underwriting of our Inland Marine product lines, as described above.

Net Investment Income

Our net investment income was derived from the following sources:

	Year Ended December 31,			Percentage Change
In thousands	2014	2013	2012	2014 vs. 2013	2013 vs. 2012
Fixed maturities	$57,219	$53,898	$58,995	6.2%	-8.6%
Equity securities	9,036	4,835	3,945	86.9%	22.6%
Short-term investments	911	774	1,694	17.7%	-54.3%

Total investment income	$67,166	$59,507	$64,634	12.9%	-7.9%
Investment expenses	(2,998)	(3,256)	(10,386)	-7.9%	-68.7%

Net investment income	$64,168	$56,251	$54,248	14.1%	3.7%

The increase in total investment income before investment expenses for all years presented was primarily due to growth of invested assets. The increase for 2014 is also driven by a $1.6 million one-time special dividend received in the first quarter from our equity portfolio. The annualized pre-tax investment yield, excluding net realized gains and losses and net OTTI losses recognized in earnings, was 2.3% for the year ended December 31, 2014 and 2.4% for the years ended December 31, 2013 and 2012, respectively.

The 2.4% annualized pre-tax yields for the year ended December 31, 2012, included investment expenses of $4.5 of interest expense related to the settlement of a dispute with Equitas over foregone interest on amounts that were due on certain reinsurance contracts. In the dispute Equitas alleged that we failed to make timely payments to them under certain reinsurance agreements in connection with subrogation recoveries received by us with respect to several catastrophe losses that occurred in the late 1980’s and early 1990’s. In addition, investment expenses for the year ended December 31, 2012 includes a $2.8 million investment performance fee. Excluding the impact of the aforementioned interest expense and investment performance fee, the annualized pre-tax yield for the year ended December 31, 2012 would have been 2.7%, reflective of the general decline in market yield.

The portfolio duration was 3.8 years for the year ended December 31, 2014 and was 3.7 and 3.6 years for each of the years ended December 31, 2013 and 2012, respectively.

Other-Than-Temporary Impairment Losses Recognized In Earnings

Our net OTTI losses recognized in earnings for the periods indicated were as follows:

	Year Ended December 31,			Percentage Change
In thousands	2014	2013	2012	2014 vs. 2013	2013 vs. 2012
Fixed maturities	$—	$(1,821)	$(11)	NM	NM
Equity securities	—	(572)	(847)	NM	-32.5%

OTTI recognized in earnings	$—	$(2,393)	$(858)	NM	NM

NM - Percentage change not meaningful

Our Company did not have any OTTI losses for the year ended December 31, 2014.

Net OTTI losses for the year ended December 31, 2013 consisted of $1.8 million for one municipal bond and $0.6 million for three equity securities for which fair value was less than 80% of amortized cost for at least six months.

Net OTTI losses for the year ended December 31, 2012 primarily consists of $0.8 million for three equity securities, which were previously impaired.

Net Realized Gains and Losses

Realized gains and losses, excluding net OTTI losses recognized in earnings, for the periods indicated, were as follows:

	Year Ended December 31,			Percentage Change
In thousands	2014	2013	2012	2014 vs. 2013	2013 vs. 2012
Fixed maturities:
Gains	$8,326	$8,539	$28,789	-2.5%	-70.3%
Losses	(2,610)	(2,797)	(1,915)	-6.7%	46.1%

Fixed maturities, net	$5,716	$5,742	$26,874	-0.5%	-78.6%

Equity securities:
Gains	$9,447	$17,955	$14,673	-47.4%	22.4%
Losses	(2,351)	(758)	(473)	NM	60.3%

Equity securities, net	$7,096	$17,197	$14,200	-58.7%	21.1%

Net realized gains (losses)	$12,812	$22,939	$41,074	-44.1%	-44.2%

NM - Percentage change not meaningful

Net realized gains and losses are generated as part of the normal ongoing management of our investment portfolio. Net realized gains of $12.8 million for the year ended December 31, 2014 are primarily due to the sale of corporate bonds and equity securities. Net realized gains of $22.9 million for the year ended December 31, 2013 are primarily due to the sale of equities. Net realized gains of $41.1 million for the year ended December 31, 2012 are primarily due to the sale of municipal bonds and equity securities in anticipation of continued market uncertainty, the proceeds of which were reinvested in U.S. Government Treasury bonds and equities.

Other Income/Expense

Other Income or other expense is comprised of unrealized and realized foreign exchange gains and losses, commission income, and inspection fees. Total Other Income for the year ended December 31, 2014 was $10.7 million compared to total other expense of $1.2 million and total Other Income of $1.5 million for the years ended December 31, 2013 and 2012, respectively. The increase in Other Income for the year ended December 31, 2014 is primarily driven by a $10.0 million foreign currency transaction gain recorded in the first quarter in connection with a change in the functional currency of our Lloyd’s Operations. Refer to Footnote 1, Organization & Summary of Significant Accounting Policies, included herein, for further details on foreign currency remeasurement and translation.

Expenses

Net Losses and LAE

The ratio of net losses and LAE to net earned premiums (“loss ratios”) for the years ended December 31, 2014, 2013 and 2012 is presented in the following table:

	Year Ended December 31,
Net Loss and LAE Ratio	2014	2013	2012
Net Loss and LAE Payments	48.6%	61.0%	66.2%
Change in reserves	15.6%	0.7%	3.2%

Subtotal - current year loss ratio	64.2%	61.7%	69.4%

Prior year loss development (release)	-5.9%	-0.1%	-5.8%

Net loss and LAE ratio	58.3%	61.6%	63.6%

The net loss and LAE ratio for the year ended December 31, 2014 decreased 3.3 percentage points to 58.3% from 61.6% for the year ended December 31, 2013. The decrease in the loss ratio reflects an increase in prior year reserve releases as a result of favorable loss emergence from both our Insurance Companies and Lloyd’s Operations, partially offset by an increase in the current accident year driven by mix of business in medium and long-tail lines, current accident year losses and loss trends. The increase in current accident year loss activity from our Marine business is driven by several losses from our Craft and Marine Liability product lines, inclusive of a $5.0 million net loss involving the sinking of a vessel in South Korean waters, partially offset by a reduction in current accident year loss activity from our Property Casualty business.

The net loss and LAE ratio for the year ended December 31, 2013 decreased 2.0 percentage points to 61.6% from 63.6% for the year ended December 31, 2012. The decrease in the loss ratio reflects an improvement in the current accident year driven by mix of business, loss trends, and a reduction in large loss events as compared to the same period in 2012.

The changes in the net loss and LAE ratios by reportable segment and line of business, as presented above, are primarily driven by prior year reserve strengthening or releases, as discussed below, and to a lesser extent changes in our mix of business and loss trends.

The segment and line of business breakdown of the net loss and LAE ratios for the years ended December 31, 2014, 2013 and 2012 are as follows:

	Year Ended December 31,
In thousands	2014	2013	2012
Insurance Companies:
Marine	37.5%	48.4%	77.4%
Property Casualty	68.1%	68.5%	70.8%
Professional Liability	59.0%	71.8%	73.8%

Insurance Companies	61.7%	65.0%	73.0%

Lloyd’s Operations:
Marine	52.7%	55.1%	37.3%
Property Casualty	33.6%	36.7%	44.7%
Professional Liability	49.4%	50.6%	26.8%

Lloyd’s Operations	47.9%	51.1%	38.2%

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

The segment and line of business breakdowns of prior period net reserve movements for the years ended December 31, 2014, 2013 and 2012 are as follows:

	Year Ended December 31,
In thousands	2014	2013	2012
Insurance Companies:
Marine	$(41,388)	$(15,227)	$(10,010)
Property Casualty	14,612	18,466	4,293
Professional Liability	(3,536)	10,191	7,613

Insurance Companies	$(30,312)	$13,430	$1,896

Lloyd’s Operations:
Marine	$(21,336)	$(2,998)	$(30,735)
Property Casualty	(1,500)	(14,574)	(6,890)
Professional Liability	(2,664)	2,876	(9,562)

Lloyd’s Operations	$(25,500)	$(14,696)	$(47,187)

Total strengthening (releases)	$(55,812)	$(1,266)	$(45,291)

The following is a discussion of relevant factors related to the $55.8 million prior period net reserve releases recorded for the year ended December 31, 2014:

The Insurance Companies recorded $30.3 million of net prior year reserve releases, primarily driven by our Marine business, in connection with $41.4 million of net favorable loss emergence due to a lesser amount of large losses and improved underwriting over the past couple of years across all core product lines, inclusive of $13.4 million from Marine Liability, $7.2 million from Craft/Fishing vessels, $6.4 million from P&I, $4.7 million from Inland Marine, $1.1 million from Bluewater Hull and $0.7 million from Cargo.

The Insurance Companies’ Marine reserve releases were partially offset by $14.6 million of net reserve strengthening from our Property Casualty business which is driven by $23.2 million of prior year reserve strengthening from our Primary Casualty division resulting entirely from unfavorable activity on pre-2010 California construction defect Liability claims, partially offset by $6.1 million of reserve releases due to favorable loss emergence from our Excess Casualty division.

The Insurance Companies’ Professional Liability business recorded $3.5 million of net prior year reserve releases primarily driven by $4.5 million of favorable loss emergence from our Management Liability division due to a cash settlement of a contract dispute with a former third party administrator, partially offset by unfavorable loss emergence from our E&O division due to our small lawyers’ product lines, which are in runoff.

The Lloyds Operations recorded $25.5 million of net prior year reserve releases primarily driven by $21.3 million of Marine releases in connection with favorable loss emergence across all core product lines, inclusive of $11.0 million from Marine Liability, $3.7 million from Specie, $1.3 million from Transport, $1.0 million from Cargo, $2.3 million from Energy Liability and $2.0 million from Marine Assumed.

The Lloyd’s Operations Property Casualty line recorded prior year releases of $1.5 million due to favorable loss emergence on our Onshore Energy book. Additionally, the Professional Liability business reserve releases on older UWYs was due to favorable loss emergence on both our E&O book by $1.0 million and Excess D&O by $1.7 million.

The following is a discussion of relevant factors related to the $1.3 million prior period net reserve releases recorded for the year ended December 31, 2013:

The Insurance Companies recorded $13.4 million of net strengthening primarily driven by our Property Casualty and Professional Liability businesses. Within the Property Casualty business, we reported net prior period reserve strengthening of $18.5 million, which includes $13.2 million of net strengthening from our Assumed Reinsurance division mostly attributable to our excess-of-loss A&H treaty lines in connection with UWYs 2012 and 2011, $10.4 million of strengthening from our Primary Casualty division related to our general liability coverage for general and artisan contractors, and a total of $2.1 million of strengthening for business in run-off. The aforementioned net prior period reserve strengthening was partially offset by $8.0 million of net prior period reserve releases from our Energy & Engineering division in connection with favorable emergence on our Offshore Energy lines written by our UK Branch.

Our Insurance Companies Professional Liability business reported net prior period reserve strengthening of $10.2 million largely attributable to $6.1 million reserve strengthening from our Management Liability division related to specific large claims for UWYs 2010 and prior, and $4.4 million reserve strengthening from our E&O division related to specific large claims from our insurance agents, miscellaneous Professional Liability, and small lawyer lines from UWYs 2011 and prior.

The aforementioned net prior period reserve strengthening from our Insurance Companies Property Casualty and Professional Liability were partially offset by $15.2 million of net reserve releases from our Insurance Companies Marine business in connection with favorable emergence from our Marine Liability lines for UWYs 2012 and prior.

Our Lloyd’s Operations recorded $14.7 million of net reserve releases driven by our Property Casualty and Marine businesses partially offset by strengthening in our Professional Liability business. Within our Property Casualty business we reported net prior period reserve releases of $14.6 million primarily from our Energy & Engineering division. Within our Marine business we reported prior period reserve releases of $3.0 million driven by our Marine Liability business. Within our Professional Liability business we reported strengthening of $2.9 million, inclusive of $6.1 million of strengthening in our E&O division partially offset by $3.2 million of favorable emergence from our Lloyd’s Management Liability division.

The following is a discussion of relevant factors related to the $45.3 million prior period net reserve releases recorded for the year ended December 31, 2012:

The Insurance Companies recorded $1.9 million net strengthening. The Marine business had $10.0 million of net reserve releases, which were primarily driven by:

•	An IBNR adjustment of $4.0 million to reflect the actual emergence of claims for UWY 2010, which was more favorable than the expected emergence.

•	Case reserve releases of $3.4 million due to the favorable settlement of several large losses; and

•	A favorable IBNR adjustment of $2.6 million attributable to changes in our assumptions for salvage and subrogation from our short tail Marine lines that was based on our observation of a consistent and persistent historical pattern of favorable savings attributable to salvage and subrogation.

The Marine reserve releases were partially offset by net strengthening of $7.6 million from the small lawyer and accountants lines within our Professional Liability business. This strengthening was primarily driven by several large losses that caused the actual claims emergence for these lines to exceed the expected losses. We also incurred net reserve strengthening of $4.3 million within our Property Casualty segment, which were primarily attributable to two large hemophiliac claims from UWY 2011 arising from our A&H product lines.

Our Lloyd’s Operations recorded $47.2 million of net prior period reserve releases across all businesses and divisions. In connection with our Company’s implementation of the Solvency II technical provisions in its Lloyd’s Operations, our Company’s actuaries undertook a comprehensive review during 2012 of the historical claims emergence patterns for all lines of business underwritten through Syndicate 1221. As a result of this review, our Company updated the loss emergence patterns used to project ultimate losses for all such lines of business, aligning these loss emergence factors with the historical median. This caused a reduction in ultimate loss estimates for all Lloyd’s Operations segments other than certain lines of business in Property Casualty segment, which increased. The Lloyd’s Operation also experienced significant reserve redundancies in several large claims. The amount of reserve redundancies attributable to these settlements was $5.0 million, consisting of $4.1 million from the Marine business and $0.9 million from Professional Liability business. A summary of the resulting prior period redundancies for each business within our Lloyd’s Operations by prior UWY is set forth below:

In thousands	Marine	Property Casualty	Professional Liability	Total
2010	$3,492	$378	$1,157	$5,027
2009	14,792	4,170	6,072	25,034
2008 and Prior	12,451	2,342	2,333	17,126

Total Strengthening	$30,735	$6,890	$9,562	$47,187

Superstorm Sandy

During 2012, we recorded gross and net loss estimates of $66.7 million and $12.1 million, respectively, exclusive of $8.3 million for the cost of excess-of-loss reinstatement premiums related to the fourth quarter 2012 Superstorm Sandy. Our Superstorm Sandy pre-tax net loss, inclusive of RRPs, was approximately $20.4 million, which increased our combined ratio by 2.6 points.

The following table sets forth our gross and net loss and LAE reserves, incurred loss and LAE, and payments for Superstorm Sandy for the periods indicated:

	Year Ended December 31,
In thousands	2014	2013	2012
Gross of Reinsurance
Beginning gross reserves	$29,880	$62,847	$—
Incurred loss & LAE	3	21	66,674
Calendar year payments	4,287	32,988	3,827

Ending gross reserves	$25,596	$29,880	$62,847

Gross case loss reserves	$4,217	$6,757	$26,294
Gross IBNR loss reserves	21,379	23,123	36,553

Ending gross reserves	$25,596	$29,880	$62,847

Net of Reinsurance
Beginning net reserves	$458	$8,628	$—
Incurred loss & LAE	(193)	(450)	12,087
Calendar year payments	49	7,720	3,459

Ending net reserves	$216	$458	$8,628

Net case loss reserves	$138	$338	$7,455
Net IBNR loss reserves	78	120	1,173

Ending net reserves	$216	$458	$8,628

The decrease in incurred losses and LAE, net of reinsurance, for the year ended December 31, 2014 was primarily driven by a required reallocation of Superstorm Sandy losses for UWYs 2011 and 2012. Due to different reinsurance programs for the respective UWYs, this resulted in a benefit to the 2012 UWY, recognized in 2014 calendar year.

Hurricanes Gustav and Ike

The following table sets forth our gross and net loss and LAE reserves, incurred loss and LAE, and payments for the 2008 Hurricanes Gustav and Ike for the periods indicated:

	Year Ended December 31,
In thousands	2014	2013	2012
Gross of Reinsurance
Beginning gross reserves	$3,327	$15,777	$31,170
Incurred loss & LAE	6,285	(11,260)	(12,551)
Calendar year payments	1,975	1,190	2,842

Ending gross reserves	$7,637	$3,327	$15,777

Gross case loss reserves	$7,634	$2,821	$2,404
Gross IBNR loss reserves	3	506	13,373

Ending gross reserves	$7,637	$3,327	$15,777

Net of Reinsurance
Beginning net reserves	$432	$844	$1,150
Incurred loss & LAE	(135)	(413)	(58)
Calendar year payments	(7)	(1)	248

Ending net reserves	$304	$432	$844

Net case loss reserves	$302	$404	$344
Net IBNR loss reserves	2	28	500

Ending net reserves	$304	$432	$844

The decrease in incurred losses and LAE, net of reinsurance, for the year ended December 31, 2014 was primarily driven by a required reallocation of Hurricane Ike losses for UWYs 2007 and 2008. Due to different reinsurance programs for the respective UWYs, this resulted in a benefit due to the 2008 UWY, recognized in the 2014 calendar year.

Asbestos Liability

Our exposure to Asbestos Liability principally stems from Marine Liability insurance written on an occurrence basis during the mid-1980s. In general, our participation on such risks is in the excess layers, which requires the underlying coverage to be exhausted prior to coverage being triggered in our layer. In many instances, we are one of many insurers who participate in the defense and ultimate settlement of these claims, and we are generally a minor participant in the overall insurance coverage and settlement.

The reserves for asbestos exposures as of December 31, 2014 are for: (i) one large settled claim for Excess insurance policy limits exposed to a class action suit against an insured involved in the manufacturing or distribution of asbestos products being paid over several years and (ii) attritional asbestos claims that could be expected to occur over time. Substantially all of our Asbestos Liability reserves are included in our Marine loss reserves. For the year ended December 31, 2014, the Company recognized a benefit of $2.1 million as a result of settlements with third party administrators on ceded paid losses previously written off in prior years due to bankruptcy or insolvency of the reinsurer.

There can be no assurances that material loss development may not arise in the future from existing asbestos claims or new claims given the evolving and complex legal environment that may directly affect the outcome of the asbestos exposures of our insureds.

The following tables set forth our gross and net loss and LAE reserves, incurred loss and LAE, and payments for our asbestos exposures for the periods indicated:

	Year Ended December 31,
In thousands	2014	2013	2012
Gross of Reinsurance
Beginning gross reserves	$15,519	$24,223	$19,830
Incurred loss & LAE	527	3,040	5,032
Calendar year payments	676	11,744	639

Ending gross reserves	$15,370	$15,519	$24,223

Gross case loss reserves	$13,105	$13,254	$21,958
Gross IBNR loss reserves	2,265	2,265	2,265

Ending gross reserves	$15,370	$15,519	$24,223

Net of Reinsurance
Beginning net reserves	$10,314	$14,477	$15,089
Incurred loss & LAE	(2,068)	724	(317)
Calendar year payments	(2,045)	4,887	295

Ending net reserves	$10,291	$10,314	$14,477

Net case loss reserves	$8,231	$8,254	$12,417
Net IBNR loss reserves	2,060	2,060	2,060

Ending net reserves	$10,291	$10,314	$14,477

Commission Expenses

Commission expenses paid to brokers and agents are generally based on a percentage of gross written premiums and are partially offset by ceding commissions we may receive on ceded written premiums. Commissions are generally deferred and earned in line with premium earned. The percentage of commission expenses to net earned premiums (“commission expense ratio”) for the years ended December 31, 2014, 2013 and 2012 was 13.4%, 13.5% and 15.5%, respectively. The slight decrease in commission ratio for the year ended December 31, 2014 compared to the same period in 2013 is attributed to the changes in the mix of business. The decrease in commission expense for the year ended December 31, 2013 compared to the same period in 2012 is attributed to the changes in the mix of business, mostly driven by an increase in the ceding commission on the quota share program for our Offshore Energy product lines, and to a lesser extent RRPs recorded in 2012 in connection with loss events from our Marine business, which reduce net earned premium without any commission expense relief.

Other Operating Expenses

Other operating expenses increased to $196.8 million for the year ended December 31, 2014 compared to $164.4 million for the same period during 2013. The increase is primarily due to continued investment in new underwriting teams and expansion of existing support departments closely aligned with business growth, an increase in incentive compensation driven by stronger underwriting results, and the expansion of our European operation. To a lesser extent, other operating expenses have been adversely affected by exchange rate movement when converting expenses denominated in British pounds to U.S. dollars.

Other operating expenses increased to $164.4 million for the year ended December 31, 2013 compared to $159.1 million for the same period during 2012. The increase is primarily due to continued investments in new underwriting teams closely aligned with business growth and an increase in incentive compensation.

Call Premium on Senior Notes

In the fourth quarter of 2013 we incurred a charge of $17.9 million for the payment of a call premium in connection with the redemption of our 7.0% Senior Notes due May 1, 2016 (“7.0% Senior Notes”).

Interest Expense

2014 interest expense relates to our 5.75% Senior Notes due October 15, 2023 (“5.75% Senior Notes”). Interest expense increased to $15.4 million for the year ended December 31, 2014 from $10.5 and $8.2 million for the years ended December 31, 2013 and 2012, respectively, primarily due to the completion of our October 4, 2013 public debt offering of $265 million principal amount of 5.75% Senior Notes and the subsequent redemption of the $115 million aggregate principal amount of our 7% Senior Notes due May 1, 2016. The effective interest rate related to the 5.75% Senior Notes and 7.0% Senior Notes, based on the proceeds net of discount and all issuance costs, approximates 5.86% and 7.17%, respectively.

Income Taxes

We recorded income tax expense of $45.2 million, $28.8 million and $28.0 million for the years ended December 31, 2014, 2013 and 2012 respectively. The effective tax rates were 32.2%, 31.2% and 30.5% for the years ended December 31, 2014, 2013 and 2012, respectively. The increase in the effective tax rate from 2013 to 2014 is due to the decrease in percentage of tax-exempt interest to pre-tax income. While tax-exempt interest increased from 2013 of $3.8 million to $4.8 million in 2014, the related percentage of pre-tax income in 2013 was 4.2% whereas in 2014 it was only 3.4%. The increase in effective tax rate from 2012 to 2013 is due to a smaller percentage of tax-exempt interest earned during 2013. The effective tax rate on net investment income was 27.4%, 27.8% and 26.8% for the years ended December 31, 2014, 2013 and 2012 respectively.

As of December 31, 2014, the net deferred federal, foreign, state and local tax liability was $1.5 million, compared to a net deferred tax asset of $23.8 million as of December 31, 2013 with the change primarily due to the Lloyd’s year of account reclass to deferred from current of $9.2 million liability and the increase in tax on unrealized gains on equities and fixed maturities (including foreign exchange) of $9.4 million.

The net deferred tax asset is $23.8 million as of December 31, 2013 as compared to $3.2 million as of December 31, 2012, with the change primarily due to the increase in unrealized losses on investments and the increase in the deferred tax asset for unearned premium reserve, in line with the growth of our business. Refer to Footnote 7, Income Taxes, included herein, for further detail on the IRS and Lloyd’s tax agreement and Subpart F tax regulation.

We had net state and local deferred tax assets amounting to potential future tax benefits of $0.8 million and $0.6 million as of December 31, 2014 and 2013, respectively. Included in the deferred tax assets are state and local net operating loss carry-forwards of $0.0 million as of December 31, 2014 and $0.1 million for December 31, 2013. A valuation allowance was established for the full amount of these potential future tax benefits due to uncertainty associated with their realization. Our state and local tax carry-forwards as of December 31, 2014 expire from 2024 to 2032. Refer to Footnote 7, Income Taxes, included herein, for further detail on the temporary differences that give rise to federal, foreign, state and local deferred tax assets or liabilities.

Our Company has not provided for U.S. income taxes on approximately $22.6 million of undistributed earnings of its non-U.S. subsidiaries since it is intended that those earnings will be reinvested indefinitely in those subsidiaries. If a future determination is made that those earnings no longer are intended to be reinvested indefinitely in those subsidiaries, U.S. income taxes of approximately $2.3 million, assuming all foreign tax credits are realized, would be included in the tax provision at that time and would be payable if those earnings were distributed to our Company.

Segment Information

Our Company evaluates the performance of each underwriting segment based on their underwriting and GAAP results. Underwriting results are measured based on underwriting profit or loss and the related combined ratio, which are both non-GAAP measures of underwriting profitability. Underwriting profit or loss is calculated from net earned premiums, less the sum of net losses and LAE, commission expenses, other operating expenses and other income (expense). The combined ratio is derived by dividing the sum of net losses and LAE, commission expenses, other operating expenses and other underwriting income (expense) by net earned premiums. A combined ratio of less than 100% indicates an underwriting profit and greater than 100% indicates an underwriting loss. Each segment maintains its own investments on which it earns income and realizes capital gains or losses. Our underwriting performance is evaluated separately from the performance of its investment portfolios.

The following is a discussion of the financial results for each of our two underwriting segments.

Insurance Companies

The Insurance Companies consist of NIC, including its U.K. Branch, and its wholly-owned subsidiary, NSIC. They are primarily engaged in underwriting Marine insurance and related lines of business, specialty insurance lines of business, including Contractors’ General Liability insurance, Commercial Umbrella and Primary and Excess Casualty businesses, Specialty Assumed reinsurance business, and Professional Liability insurance. NSIC underwrites Specialty and Professional Liability insurance on an excess and surplus lines basis. NSIC is 100% reinsured by NIC.

The following table sets forth the results of operations for the Insurance Companies for the years ended December 31, 2014, 2013 and 2012:

	Year Ended December 31,			Percentage Change
				2014 vs.	2013 vs.
In thousands	2014	2013	2012	2013	2012
Gross written premiums	$1,045,454	$1,002,275	$921,325	4.3%	8.8%
Net written premiums	752,773	680,008	622,956	10.7%	9.2%

Net earned premiums	704,574	639,338	571,439	10.2%	11.9%
Net losses and loss adjustment expenses	(434,396)	(415,413)	(417,082)	4.6%	-0.4%
Commission expenses	(85,137)	(81,132)	(81,370)	4.9%	-0.3%
Other operating expenses	(138,675)	(119,920)	(113,625)	15.6%	5.5%
Other underwriting income (expense)	2,727	2,764	3,790	-1.3%	-27.1%

Underwriting profit (loss)	$49,093	$25,637	$(36,848)	91.5%	NM

Net investment income	56,714	49,083	46,549	15.5%	5.4%
Net realized gains (losses)	12,715	20,600	36,468	-38.3%	-43.5%
Other income (expense)	(2,182)	—	—	NM	NM

Income (loss) before income taxes	$116,340	$95,320	$46,169	22.1%	106.5%

Income tax expense (benefit)	36,609	29,965	12,686	22.2%	136.2%

Net income (loss)	$79,731	$65,355	$33,483	22.0%	95.2%

Losses and loss adjustment expenses ratio	61.7%	65.0%	73.0%
Commission expense ratio	12.1%	12.7%	14.2%
Other operating expense ratio (1)	19.2%	18.3%	19.2%

Combined ratio	93.0%	96.0%	106.4%

(1) - Includes Other operating expenses & Other underwriting income (expense)

NM - Percentage change not meaningful

Our Insurance Companies reported net income of $79.7 million, $65.4 million and $33.5 million for the years ended December 31, 2014, 2013 and 2012, respectively. The increase in net income for the year ended December 31, 2014 as compared to the same period in 2013 is due to stronger underwriting results, as well as increases in net investment income due to growth in our investment portfolio driven by strong operating cash flows, partially offset by a decrease in net realized gains, a foreign exchange loss and additional tax expense. The increase in net income for the year ended December 31, 2013 as compared to the same period in 2012 was due to an improvement in underwriting results.

The following tables reflect the net underwriting result by major line of business in the calendar years ended December 2014, 2013, and 2012:

($ in thousands)
	Twelve Months Ended December 31, 2014
	Net Earned Premiums	Losses and LAE Incurred	Underwriting Expenses	Underwriting Profit (Loss)	Loss Ratio	Expense Ratio	Combined Ratio
Insurance Companies:
Marine	$123,203	$46,169	$46,226	$30,808	37.5%	37.5%	75.0%
Property Casualty	496,209	337,961	142,131	16,117	68.1%	28.7%	96.8%
Professional Liability	85,162	50,266	32,728	2,168	59.0%	38.5%	97.5%

Total Insurance Companies	$704,574	$434,396	$221,085	$49,093	61.7%	31.3%	93.0%

	Twelve Months Ended December 31, 2013
	Net Earned Premiums	Losses and LAE Incurred	Underwriting Expenses	Underwriting Profit (Loss)	Loss Ratio	Expense Ratio	Combined Ratio
Insurance Companies:
Marine	$129,276	$62,617	$50,206	$16,453	48.4%	38.9%	87.3%
Property Casualty	409,480	280,530	114,660	14,290	68.5%	28.0%	96.5%
Professional Liability	100,582	72,266	33,422	(5,106)	71.8%	33.3%	105.1%

Total Insurance Companies	$639,338	$415,413	$198,288	$25,637	65.0%	31.0%	96.0%

	Twelve Months Ended December 31, 2012
	Net Earned Premiums	Losses and LAE Incurred	Underwriting Expenses	Underwriting Profit (Loss)	Loss Ratio	Expense Ratio	Combined Ratio
Insurance Companies:
Marine	$142,181	$110,119	$55,419	$(23,357)	77.4%	39.0%	116.4%
Property Casualty	332,782	235,740	100,770	(3,728)	70.8%	30.3%	101.1%
Professional Liability	96,476	71,223	35,016	(9,763)	73.8%	36.3%	110.1%

Total Insurance Companies	$571,439	$417,082	$191,205	$(36,848)	73.0%	33.4%	106.4%

Our Insurance Companies combined ratio for the year ended December 31, 2014 was 93.0% compared to 96.0% for the same period in 2013. Our Insurance Companies pre-tax underwriting results increased by $23.5 million to an underwriting profit of $49.1 million compared to an underwriting profit of $25.6 million for the same period in 2013.

Our Insurance Companies reported an underwriting profit of $49.1 million for the year ended December 31, 2014, mostly driven by our Marine business due to favorable loss emergence from prior accident years across all core product lines. In addition, our Property Casualty division includes $13.5 million of underwriting profit from our Excess Casualty division due in part to strong production attributable to the expansion of those underwriting teams and the continued dislocation of certain competitors, as well as $13.0 million of underwriting profit from our Assumed Reinsurance division mostly driven by growth and a lack of current accident year catastrophe activity from our LatAm Property & Casualty products, and to a lesser extent, profit from our A&H product lines as we are starting to experience favorable loss trends from those products lines. Also included within our Property Casualty results is $2.4 million of underwriting profit from our Energy & Engineering division due to favorable loss emergence from prior accident years, partially offset by an $11.4 million underwriting loss from our Primary Casualty division, mostly driven by reserve strengthening specific to Construction Liability policies issued to contractors operating in California and other western states. Our Professional Liability business reported an underwriting profit of $2.2 million due in part to a recovery of prior period losses coming from a cash settlement of a contract dispute with a former third part administrator, partially offset by unfavorable loss emergence from our small lawyers product line, which is now in runoff.

Our Insurance Companies combined ratio for the year ended December 31, 2013 was 96.0% compared to 106.4% for the same period in 2012. For the year ended December 31, 2013, our Insurance Companies reported an underwriting profit of $25.6 million inclusive of $13.6 million and $16.3 million of underwriting profit from our Energy & Engineering and Marine businesses, respectively, in connection with favorable loss emergence from UWY’s 2011 and prior. In addition, our Excess Casualty division produced an underwriting profit of $6.1 million as a result of continued strong production attributable to the expansion of those underwriting teams and the continued dislocation of certain competitors, partially offset by an underwriting loss of $5.8 million from our Management Liability division due to net prior period reserve strengthening from UWYs 2010 and prior, and an underwriting loss of $3.4 million from businesses in run-off.

Our Insurance Companies combined ratio for the year ended December 31, 2012 was 106.4% compared to 106.5% for the same period in 2011. For the year ended December 31, 2012, our Insurance Companies reported an underwriting loss of $36.8 million, which includes the following:

•	2012 accident year loss emergence of $14.5 million from our Agriculture product line that was driven by significant drought related crop losses across the U.S.

•	Net loss of $12.8 million, inclusive of $6.3 million in RRPs, related to Superstorm Sandy. Gross of reinsurance the Insurance Companies’ loss related to Superstorm Sandy was approximately $45.2 million.

•	Net losses of $9.9 million, inclusive of $9.2 million in RRPs, related to several large losses from our Marine business, including the grounding of the cruise ship Costa Concordia off the coast of Italy.

Insurance Companies Gross Written Premiums

Marine Premiums. The gross written premiums for our Marine business for the years ended December 31, 2014, 2013 and 2012 consisted of the following:

	Year Ended December 31,			Percentage Change
In thousands	2014	2013	2012	2014 vs. 2013	2013 vs. 2012
Marine Liability	$65,740	$62,534	$64,429	5.1%	-2.9%
Craft/Fishing Vessels	37,866	32,320	25,018	17.2%	29.2%
Cargo	20,178	21,162	25,840	-4.7%	-18.1%
Protection & Indemnity	14,462	16,442	17,767	-12.0%	-7.5%
Bluewater Hull	12,544	12,609	18,134	-0.5%	-30.5%
Inland Marine	12,210	14,727	33,982	-17.1%	-56.7%
Other Marine	14,363	12,028	14,925	19.4%	-19.4%

Total Marine	$177,363	$171,822	$200,095	3.2%	-14.1%

Insurance Companies Marine gross written premiums for the year ended December 31, 2014 increased $5.5 million, or 3.2% compared to the same period in 2013 primarily due to new business growth in our Craft/Fishing Vessels and Marine Liability product lines, partially offset by decreases in Inland Marine due to a reduction in renewal premium driven by competitive pricing as well as certain policy cancellations in the P&I product line.

The Insurance Companies Marine business experienced a 1.9% increase in renewal rates for the year ended December 31, 2014.

The Insurance Companies Marine gross written premiums for the year ended December 31, 2013 decreased 14.1% compared to the same period in 2012 primarily due to the re-underwriting of our Inland Marine product line, as well as a reduction in the Bluewater Hull product line due to less business written due to pricing on certain accounts and vessel types that do not meet our underwriting standard. In addition, the decrease in Cargo was related to non-renewed business that did not meet the current underwriting criteria. The aforementioned decreases were slightly offset by growth in Craft and Fishing Vessels products due to strong new business production.

The Insurance Companies Marine business experienced a 4.1% increase in renewal rates for the year ended December 31, 2013.

Property Casualty Premiums. The gross written premiums for our Property Casualty business for the years ended December 31, 2014, 2013 and 2012 consisted of the following:

	Year Ended December 31,			Percentage Change
In thousands	2014	2013	2012	2014 vs. 2013	2013 vs. 2012
Excess Casualty	$276,339	$258,791	$194,306	6.8%	33.2%
Primary Casualty	180,302	138,551	111,595	30.1%	24.2%
Assumed Reinsurance	169,112	175,409	181,025	-3.6%	-3.1%
Energy & Engineering	57,838	69,171	61,109	-16.4%	13.2%
Environmental Liability	44,066	31,010	25,815	42.1%	20.1%
Other Property & Casualty	27,402	27,155	16,891	0.9%	60.8%

Total Property Casualty	$755,059	$700,087	$590,741	7.9%	18.5%

The Insurance Companies Property Casualty gross written premiums for the year ended December 31, 2014 increased $55.0 million, or 7.9% compared to the same period in 2013, primarily driven by our Primary Casualty division, which increased $41.8 million, or 30.1%, due to strong production across all product lines from an improvement in the overall construction market. In addition, there were increases from our Excess Casualty division due to improved market conditions and dislocation of certain competitors, as well as from our Environmental division due to our continued investments in those underwriting teams. The aforementioned increases were partially offset by a net decrease from our Assumed Reinsurance division as a result of reduction in renewal premiums from our A&H product line and Agriculture products that was partially offset by an increase from our LatAm product lines driven by new business growth and an increase in line shares on certain renewals. In addition, we reported a decrease in premium from our Energy & Engineering division due to difficult market conditions and an unfavorable rate environment.

The Insurance Companies Property Casualty business experienced an overall renewal rate increase of 0.8% for the year ended December 31, 2014, mostly driven by a 3.3% increase from our Excess Casualty division, partially offset by a 7.3% decrease in rates from our Energy & Engineering division.

The Insurance Companies Property Casualty gross written premiums for the year ended December 31, 2013 increased 18.5% compared to the same period in 2012. The increases were primarily driven by the growth from our Excess Casualty and Primary Casualty divisions as a result of strong production attributable to an expansion of our underwriting teams and continued dislocation among certain competitors, partially offset by a decrease in our Assumed Reinsurance division attributable to the non-renewal of certain policies from our A&H product line.

Professional Liability Premiums. The gross written premiums for our Professional Liability business for the years ended December 31, 2014, 2013 and 2012 consisted of the following:

	Year Ended December 31,			Percentage Change
In thousands	2014	2013	2012	2014 vs. 2013	2013 vs. 2012
Errors & Omissions	$67,130	$86,001	$87,221	-21.9%	-1.4%
Management Liability	45,902	44,365	43,268	3.5%	2.5%

Total Professional Liability	$113,032	$130,366	$130,489	-13.3%	-0.1%

The Insurance Companies Professional Liability gross written premiums for the year ended December 31, 2014 decreased $17.3 million, or 13.3% compared to the same period in 2013, primarily driven by a reduction in our E&O division due to our decision to exit the small lawyers professional liability product line in the fourth quarter of 2013, as well as a decrease in our real estate agents and accountants liability product lines as a result of certain program terminations, partially offset by an increase from our Management Liability division due to an increase in subject premium on renewals.

The Insurance Companies Professional Liability business experienced an overall renewal rate decrease of 2.0% for the year ended December 31, 2014, inclusive of a 4.0% decrease from our Management Liability division and a 0.5% decrease from our E&O division.

The Insurance Companies Professional Liability gross written premiums for the years ended December 31, 2013 and 2012 are consistent at approximately $130 million. In the fourth quarter of 2013, we made the decision to exit the small lawyers product line that had contributed gross written premiums of $16.3 million and $19.1 million, in 2013 and 2012, respectively.

Insurance Companies Commission Expenses. The commission expense ratio for the years ended December 31, 2014, 2013 and 2012 was 12.1%, 12.7%, and 14.2%, respectively. The changes in the commission expense ratio are primarily driven by mix of business; however, the net commission expense for 2014 includes a $0.8 million estimated profit commission related to our proportional reinsurance program on Offshore Energy product lines. The net commission expense ratio for 2012 is impacted by RRPs, as previously discussed.

Insurance Companies Other Operating Expenses. Other operating expenses for the Insurance Companies were $138.7 million for the year ended December 31, 2014 compared to $119.9 million for the same period in 2013. The increase in operating expenses is due to continued investments in new underwriting teams and support staff closely aligned with business growth and an increase in incentive compensation driven by stronger underwriting results.

Other operating expenses for the Insurance Companies increased to $119.9 million for the year ended December 31, 2013 from $113.6 million for the same period in 2012 primarily due to an increase in allocated expenses from NMC and NMUK, which is driven by continued investments in new underwriting teams, closely aligned with business growth and an increase in incentive compensation.

Lloyd’s Operations

Our Lloyd’s Operations are primarily engaged in underwriting Marine and related lines of business along with Offshore Energy, construction coverages for Onshore Energy business and Professional Liability insurance at Lloyd’s through Syndicate 1221. Our Lloyd’s Operations segment includes NUAL, a Lloyd’s underwriting agency, which manages Syndicate 1221.

The following table sets forth the results of operations of the Lloyd’s Operations for the years ended December 31, 2014, 2013 and 2012:

	Year Ended December 31,			Percentage Change
In thousands	2014	2013	2012	2014 vs. 2013	2013 vs. 2012
Gross written premiums	$386,899	$368,242	$365,140	5.1%	0.8%
Net written premiums	247,365	207,914	210,699	19.0%	-1.3%

Net earned premiums	231,321	202,601	210,525	14.2%	-3.8%
Net losses and loss adjustment expenses	(110,833)	(103,548)	(80,351)	7.0%	28.9%
Commission expenses	(42,558)	(34,710)	(42,449)	22.6%	-18.2%
Other operating expenses	(58,150)	(44,514)	(45,454)	30.6%	-2.1%
Other underwriting income (expense)	35	(1,588)	47	NM	NM

Underwriting profit (loss)	$19,815	$18,241	$42,318	8.6%	-56.9%

Net investment income	7,378	7,160	7,551	3.0%	-5.2%
Net realized gains (losses)	97	(58)	3,555	NM	NM
Other income (expense)	12,243	—	—	NM	NM

Income (loss) before income taxes	$39,533	$25,343	$53,424	56.0%	-52.6%

Income tax expense (benefit)	13,885	8,728	18,620	59.1%	-53.1%

Net income (loss)	$25,648	$16,615	$34,804	54.4%	-52.3%

Losses and loss adjustment expenses ratio	47.9%	51.1%	38.2%
Commission expense ratio	18.4%	17.1%	20.2%
Other operating expense ratio (1)	25.1%	22.8%	21.5%

Combined ratio	91.4%	91.0%	79.9%

(1) - Includes Other operating expenses & Other underwriting income (expense)

NM - Percentage change not meaningful.

Our Lloyd’s Operations reported net income of $25.6 million, $16.6 million and $34.8 million for the years ended December 31, 2014, 2013 and 2012, respectively. The increase in net income for the year ended December 31, 2014 compared to the same period in 2013 was largely attributable to an increase in Other Income primarily due to a one-time $10.1 million pre-tax foreign exchange gain in connection with a change in the functional currency of our Lloyd’s Operations. To a lesser extent, the increase in net income was driven by increased underwriting profits in our Property Casualty business. The decrease in net income for the year ended December 31, 2013 as compared to the same period in 2012 was largely attributable to weaker underwriting results due to only $14.7 million of net prior period reserve redundancies in 2013 compared to $47.2 million in 2012, and to a lesser extent a decrease in net realized gains on investments.

The following tables reflect the net underwriting result by major line of business for the calendar years ended December 2014, 2013, and 2012.

($ in thousands)
	Twelve Months Ended December 31, 2014
	Net Earned Premiums	Losses and LAE Incurred	Underwriting Expenses	Underwriting Profit (Loss)	Loss Ratio	Expense Ratio	Combined Ratio
Lloyd’s Operations:
Marine	$141,471	$74,569	$60,633	$6,269	52.7%	42.9%	95.6%
Property Casualty	51,338	17,235	24,517	9,586	33.6%	47.7%	81.3%
Professional Liability	38,512	19,029	15,523	3,960	49.4%	40.3%	89.7%

Total Lloyd’s Operations	$231,321	$110,833	$100,673	$19,815	47.9%	43.5%	91.4%

	Twelve Months Ended December 31, 2013
	Net Earned Premiums	Losses and LAE Incurred	Underwriting Expenses	Underwriting Profit (Loss)	Loss Ratio	Expense Ratio	Combined Ratio
Lloyd’s Operations:
Marine	$138,690	$76,454	$56,377	$5,859	55.1%	40.7%	95.8%
Property Casualty	37,722	13,852	16,066	7,804	36.7%	42.6%	79.3%
Professional Liability	26,189	13,242	8,369	4,578	50.6%	31.9%	82.5%

Total Lloyd’s Operations	$202,601	$103,548	$80,812	$18,241	51.1%	39.9%	91.0%

	Twelve Months Ended December 31, 2012
	Net Earned Premiums	Losses and LAE Incurred	Underwriting Expenses	Underwriting Profit (Loss)	Loss Ratio	Expense Ratio	Combined Ratio
Lloyd’s Operations:
Marine	$136,898	$51,116	$59,110	$26,672	37.3%	43.2%	80.5%
Property Casualty	52,951	23,689	20,030	9,232	44.7%	37.9%	82.6%
Professional Liability	20,676	5,546	8,716	6,414	26.8%	42.2%	69.0%

Total Lloyd’s Operations	$210,525	$80,351	$87,856	$42,318	38.2%	41.7%	79.9%

Our Lloyd’s Operations combined ratio for the year ended December 31, 2014 was 91.4% compared to 91.0% for the same period in 2013. Our Lloyd’s Operations underwriting results increased by $1.6 million to $19.8 million underwriting profit for the year ended December 31, 2014 compared to $18.2 million in 2013. Our Lloyd’s Operations underwriting profit for the twelve months ended December 31, 2014 includes an underwriting profit of $9.6 million from our Property Casualty division driven by favorable current accident year loss trends, and to a lesser extent, prior year reserve releases from our Onshore Energy product line. Our Lloyd’s Operations also includes an underwriting profit of $4.0 million from our Professional Liability division driven by favorable loss emergence. In addition, our Marine division reported an underwriting profit of $6.3 million driven by prior year reserve releases of $21.3 million, which were offset by current year reserve strengthening of $18.2 million, inclusive of a $5.0 million net loss and related RRPs of $3.9 million resulting from the sinking of a vessel in South Korean waters.

Our Lloyd’s Operations combined ratio for the year ended December 31, 2013 was 91.0% compared to 79.9% for the same period in 2012. Our Lloyd’s Operations underwriting results decreased by $24.1 million to $18.2 million underwriting profit for the year ended December 31, 2013 compared to $42.3 million in 2012. Our Lloyd’s Operations pre-tax underwriting profit for the twelve months ended December 31, 2013 includes $14.7 million of net prior period reserve releases in connection with continued favorable emergence from our Property Casualty division, specifically Energy & Engineering and Marine divisions as well as a $1.6 million foreign exchange loss on the re-measurement of certain deposits required by Lloyd’s.

Our Lloyd’s Operations underwriting profit for the year ended December 31, 2013 included $14.1 million of net prior period reserve releases in connection with continued favorable emergence from our D&O, Energy & Engineering and Marine divisions, partially offset by large current accident year losses from our Marine and Energy & Engineering divisions, as well as a $1.1 million foreign exchange loss on the remeasurement of certain deposits required by Lloyd’s.

Our Lloyd’s Operations combined ratio for the year ended December 31, 2012 was 79.9% compared to 100.8% for the same period in 2011. Our Lloyd’s Operations underwriting results increased by $44.0 million to a $42.3 million underwriting profit for the year ended December 31, 2012 compared to a $1.7 million underwriting loss for the same period in 2011. Our Lloyd’s Operations pre-tax underwriting profit in 2012 includes:

•	Net loss of $7.6 million, inclusive of $2.0 million in RRPs, related to Superstorm Sandy. Gross of reinsurance our Lloyd’s Operations loss related to Superstorm Sandy was approximately $21.5 million.

•	Net losses of $4.0 million, inclusive of $1.9 million in RRPs, related to several large losses from our Marine business, including the grounding of the cruise ship Costa Concordia off the coast of Italy.

•	Net reserve releases of $47.2 million across all businesses and all divisions, most notably Lloyd’s Operations Marine.

Lloyd’s Operations Gross Written Premiums

We have controlled 100% of Syndicate 1221’s stamp capacity since 2006. Stamp capacity is a measure of the amount of premium a Lloyd’s syndicate is authorized to write based on a business plan approved by the Council of Lloyd’s. Syndicate 1221’s stamp capacity was £215 million ($336.9 million) in 2014, £195 million ($323.7 million) in 2013, £184 million ($300 million) in 2012.

Marine Premiums. The gross written premiums for our Marine business for the years ended December 31, 2014, 2013 and 2012 consisted of the following:

	Year Ended December 31,			Percentage Change
In thousands	2014	2013	2012	2014 vs. 2013	2013 vs. 2012
Cargo	$53,513	$52,469	$57,787	2.0%	-9.2%
Marine Liability	41,263	39,831	39,417	3.6%	1.1%
Transport	24,329	20,871	22,912	16.6%	-8.9%
Specie	20,114	21,395	21,772	-6.0%	-1.7%
Marine Excess-of-Loss Reinsurance	17,476	15,328	15,309	14.0%	0.1%
Energy Liability	16,929	16,259	18,747	4.1%	-13.3%
Bluewater Hull	11,116	5,754	6,959	93.2%	-17.3%
War	3,367	9,139	11,520	-63.2%	-20.7%

Total Marine	$188,107	$181,046	$194,423	3.9%	-6.9%

Our Lloyd’s Operations Marine gross written premiums for the year ended December 31, 2014 increased 3.9% compared to the same period in 2013. The lines with the greatest increase on 2013 are Transport, Assumed Marine excess-of-loss and Bluewater Hull. Marine excess-of-loss Assumed Reinsurance Product line includes $2.7 million of Assumed RRPs recognized year to date accounting for the difference. Transport has seen strong growth on new business. Bluewater Hull is inclusive of $3.4 million of new business generated from our new European offices, which commenced operation in September 2014. The total premium generated from these new offices for Marine classes was $3.8 million. War premium has decreased significantly due to less business written in high risk areas.

Our Lloyd’s Operations Marine gross written premiums for the year ended December 31, 2013 decreased 6.9% compared to the same period in 2012. The decrease is driven by reduction in renewals across the division, particularly on Cargo. The Lloyd’s Operations Marine business experienced average renewal rate increases of 3.4% for the year ended December 31, 2013.

Property Casualty Premiums. The gross written premiums for our Property Casualty business for the years ended December 31, 2014, 2013 and 2012 consisted of the following:

	Year Ended December 31,			Percentage Change
In thousands	2014	2013	2012	2014 vs. 2013	2013 vs. 2012
Energy & Engineering:
Offshore Energy	$54,288	$54,605	$53,915	-0.6%	1.3%
Engineering and Construction	22,310	30,159	36,178	-26.0%	-16.6%
Onshore Energy	23,185	30,787	30,658	-24.7%	0.4%
Direct and Facultative Property	10,958	9,140	—	19.9%	NM

Energy & Engineering	110,741	124,691	120,751	-11.2%	3.3%
Assumed Reinsurance	13,757	2,298	—	NM	NM
Other Property Casualty	1,518	2,533	6,277	-40.1%	-59.6%

Total Property Casualty	$126,016	$129,522	$127,028	-2.7%	2.0%

NM - Percentage change not meaningful

Our Lloyd’s Operations Property Casualty gross written premiums for the year ended December 31, 2014 decreased 2.7% compared to the same period in 2013. Tough market conditions and an unfavorable rating environment have led to reduced premium in our Offshore Energy, Onshore Energy and Engineering and Construction lines for the year ended December 31, 2014. This has been offset by an increase in new business growth, specifically from our Assumed Reinsurance product lines, which have increased from $2.3 million in 2013 after commencing writing business in Syndicate 1221 in the fourth quarter of 2013 to $13.8 million in 2014 following a full year of writing. Other Property Casualty includes our Life Science product line, which during 2014 has largely consisted of a renewal book of business.

Our Lloyd’s Operations Property Casualty gross written premiums for the year ended December 31, 2013 increased 2.0% compared to the same period in 2012. The increase is primarily due to new business growth from our Direct and Facultative Property lines that we began writing in 2013, partially offset by Engineering and Construction and runoff business. The Lloyd’s Operations Property Casualty business achieved increases of 1.2% on renewal rates for the year ended December 31, 2013.

Professional Liability Premiums. The gross written premiums for our Professional Liability business for the years ended December 31, 2014, 2013 and 2012 consisted of the following:

	Year Ended December 31,			Percentage Change
In thousands	2014	2013	2012	2014 vs. 2013	2013 vs. 2012
Management Liability	$48,569	$41,989	$32,036	15.7%	31.1%
Errors & Omissions	24,207	15,685	11,653	54.3%	34.6%

Total Professional Liability	$72,776	$57,674	$43,689	26.2%	32.0%

Our Lloyd’s Operations Professional Liability gross written premiums for the year ended December 31, 2014 increased 26.2% compared to the same period in 2013 as a result of strong new business growth, partially offset by decreases in renewal rates of 4.2% for the year ended December 31, 2014. Gross written premium increased within Management Liability as we continue to grow our D&O portfolio, while our E&O portfolio has grown across all targeted professions. Both products also benefited from a strategy to increase distribution channels in the UK, Continental Europe, and Australia. The premium numbers are inclusive of $1.0 million of new business generated out of our new European offices, which came into operation in September 2014.

Our Lloyd’s Operations Professional Liability gross written premiums for the year ended December 31, 2013 increased 32.0% compared to the same period in 2012 as a result of new business growth, partially offset by decreases in renewal rates of 1.7% for the year ended December 31, 2013.

Lloyd’s Operations Commission Expenses. The commission expenses ratios for the year ended December 31, 2014 was 18.4%, compared to 17.1% for the same period in 2013. The increase in the commission expense ratio for the year ended December 31, 2014 is driven by a reduction in our proportional reinsurance premiums, which generate ceding commission.

Lloyd’s Operations Other Operating Expenses. Lloyd’s Operations other operating expenses was $58.1 million for the year ended December 31, 2014 compared to $44.5 million for the same period in 2013, primarily due to an increase in employee costs associated with growth initiatives for our business as well as an increase in certain information technology charges assessed by Lloyd’s. One of the initiatives in the year was the opening of 3 new European offices in Rotterdam, The Netherlands, Paris, France and Milan, Italy and accounted for $2.4 million of the increase with additional headcount, office costs and professional fees. New staff in the London office accounted for about an additional $3.0 million of expenses over 2013. Staff expenses are also higher than last year by $1.4 million due to increased incentive compensation in 2014. Costs charged by Lloyd’s Operations were $0.5 million higher than the prior year and IT costs were $2.5 million higher than the prior year. Other operating expenses for the year ended December 31, 2014 were also affected by approximately $2.1 million due to adverse exchange rate movement between the British Pound and the U.S. Dollar which resulted in British Pound denominated expenses to increase more when expressed in U.S. Dollar terms.

Off –Balance Sheet Transactions

We have no material off-balance sheet transactions with the exception of our letter of credit facilities. For a discussion of our letter of credit facilities, refer to “Capital Resources”.

Tabular Disclosure of Contractual Obligations

The following table sets forth the best estimate of our known contractual obligations with respect to the items indicated as of December 31, 2014:

	Payments Due by Period
In thousands	Total	Less than 1 Year	1-3 Years	3-5 Years	Thereafter
Reserves for losses and LAE (1)	$2,159,634	$750,294	$752,712	$358,012	$298,616
5.75% Senior Notes (2)	398,966	15,238	30,476	30,476	322,776
Operating Leases (3)	52,397	11,245	17,176	11,165	12,811

Total	$2,610,997	$776,777	$800,364	$399,653	$634,203

(1)	The amounts determined are estimates which are subject to a high degree of variation and uncertainty, and are not subject to any specific payment schedule since the timing of these obligations are not set contractually. The amounts in the above table exclude reinsurance recoveries of $851.5 million. See “Business – Loss Reserves” included herein.
(2)	Includes interest payments.
(3)	Obligation includes rent and rent items. Rent items are estimates based on the lease agreement due to uncontrollable fluctuations of actual costs.

The State of Connecticut awarded our Company up to $11.5 million ($8.0 million in loans and $3.5 million in grants) as an incentive to move its corporate headquarters to Stamford Connecticut. The loan is non-interest bearing, has a term of 10 years and is subject to forgiveness under conditions of the agreement with the State. The amount of the assistance to be received is dependent on our Company reaching certain milestones for creation of new jobs over a five-year period, and the funds are to be used to offset certain equipment purchases, facility costs, training of employees and other eligible project-related costs. Our Company completed the move to Stamford in September 2013 and received $7.5 million for reaching the first job milestone. Earning of the grant and forgiveness of the loan is subject to certain conditions, including maintaining the required jobs for an extended period of time. As of December 31, 2014, the length of time commitment has not been met, however, our Company expects to meet all the conditions to keep the amount of assistance received to date, therefore this contractual obligation has been excluded from the table above. Accordingly, our Company is recognizing the assistance received over the period in which our Company recognizes the expenses for which the assistance is intended to compensate, and is recognized as a reduction of such expenses. During the year ended December 31, 2014, our Company recognized $1.1 million of the assistance and has deferred revenue of $6.1 million, which is included in other liabilities.

Capital Resources

Overview. We monitor our capital adequacy to support our business on a regular basis. The future capital requirements of our business will depend on many factors, including our ability to write new business successfully and to establish premium rates and reserves at levels sufficient to cover losses. Our ability to underwrite is largely dependent upon the quality of our claims paying and financial strength ratings as evaluated by independent rating agencies. In particular, we require (1) sufficient capital to maintain our financial strength ratings, as issued by various ratings agencies, at a level considered necessary by management to enable our Insurance Companies to compete, (2) sufficient capital to enable our Insurance Companies to meet the capital adequacy tests performed by statutory agencies in the U.S. and the U.K. and (3) letters of credit and other forms of collateral that are necessary to support the business plan of our Lloyd’s Operations.

Our capital resources consist of funds deployed or available to be deployed to support our business operations. As of December 31, 2014 and 2013, our capital resources were as follows:

	December 31,
In thousands	2014	2013
Senior Notes	$263,440	$263,308
Stockholders’ equity	1,027,224	902,212

Total capitalization	$1,290,664	$1,165,520

Ratio of debt to total capitalization	20.4%	22.6%

Share Repurchase. As part of our capital management program, we may seek to raise additional capital or may seek to return capital to our stockholders through share repurchases, cash dividends or other methods (or a combination of such methods). Any such determination will be at the discretion of the Parent Company’s Board of Directors and will be dependent upon our profits, financial requirements and other factors, including legal restrictions, rating agency requirements, credit facility limitations and such other factors as our Board of Directors deems relevant.

Shelf Registration. In July 2012, we filed a universal shelf registration statement with the SEC. This registration statement, which expires in July 2015, allows for the future possible offer and sale by our Company of up to $500 million in the aggregate of various types of securities including common stock, preferred stock, debt securities, depositary shares, warrants, units or stock purchase contracts and stock purchase units. The shelf registration statement enables us to efficiently access the public equity or debt markets in order to meet future capital needs, if necessary. This report is not an offer to sell or the solicitation of an offer to buy nor shall there be any sale of these securities in any state in which such offer, solicitation or sale would be unlawful prior to registration or qualification under the securities laws of such state.

Statutory Dividend Capacity. We primarily rely upon dividends from our subsidiaries to meet our Parent Company’s obligations. The Parent Company’s cash obligations primarily consist of semi-annual interest payments on the senior debt, which are currently $7.6 million. Going forward, the interest payments may be made from funds currently at the Parent Company or dividends from its subsidiaries.

NIC may pay dividends to the Parent Company out of its statutory earned surplus pursuant to statutory restrictions imposed under the New York insurance law. As of December 31, 2014, the maximum amount available for the payment of dividends by NIC in 2015 without prior regulatory approval is $89.4 million. NIC did not pay any dividends to the Parent Company in 2014 and 2013, but, did pay $15.0 million of dividends in 2012.

NCUL may pay dividends to the Parent Company up to the extent of available profits that have been distributed from Syndicate 1221, and as of December 31, 2014 and 2013 that amount was $9.9 million (£6.3 million) and $11.6 million (£7.0 million), respectively.

Refer to Note 13, Dividends and Statutory Financial Information, in the Notes to Consolidated Financial Statements for additional information regarding dividends, including dividend restrictions and net assets available for dividend distribution.

Parent Company Balance Sheet. Condensed Parent Company balance sheets as of December 31, 2014 and 2013 are shown in the table below:

	December 31,
In thousands	2014	2013
Cash and investments	$101,032	$100,676
Investments in subsidiaries	1,163,822	1,040,214
Goodwill and other intangible assets	2,534	2,534
Other assets	27,531	26,538

Total assets	$1,294,919	$1,169,962

Senior Notes	$263,440	$263,308
Accounts payable and other liabilities	1,081	802
Accrued interest payable	3,174	3,640

Total liabilities	$267,695	$267,750

Stockholders’ equity	$1,027,224	$902,212

Total liabilities and stockholders’ equity	$1,294,919	$1,169,962

Senior Notes and Credit Facility. On October 4, 2013, we completed a public debt offering of $265 million principal amount of the 5.75% Senior Notes and received net proceeds of $263 million. We used the proceeds of the 5.75% Senior Notes for general corporate purposes including the redemption of our 7.0% Senior Notes. We incurred a charge of $17.9 million for the payment of call premium in connection with the redemption of the 7.0% Senior Notes. The effective interest rate related to the net proceeds received from the 5.75% Senior Notes is approximately 5.86%. Interest is payable on the 5.75% Senior Notes each April 15 and October 15.

On November 6, 2014, NUAL entered into a credit facility for $8.0 million Australian Dollars with Barclays Bank PLC to fund our participation in Syndicate 1221. The facility is used to fund Australian underwriting obligations for the 2014 and prior UWYs. The facility contains customary covenants for facilities of this type, including a restriction on future encumbrances that are outside the ordinary course of business, and a requirement to maintain at least £75 million of Funds at Lloyd’s. Interest is payable on the facility at a rate of 2% per annum above a floating rate tied to the average mid-rate for Australian bills of exchange administered by the Australian Financial Markets Association. The facility may be cancelled by either party after providing written notice. As of December 31, 2014, we were in compliance with all covenants.

On November 24, 2014, our Company entered into a $175 million credit facility agreement with ING Bank N.V., London Branch, individually and as Administrative Agent, and a syndicate of lenders. The new credit facility amended and restated a $165 million letter of credit facility entered into by the parties on November 21, 2012. The credit facility, which is denominated in U.S. dollars, is utilized to fund participation in Syndicate 1221 through letters of credit for the 2016 and 2015 UWYs, as well as open prior years. The letters of credit issued under the facility can be denominated in British pounds and their aggregate face amount will fluctuate based on exchange rates. If any letters of credit remain outstanding under the facility after December 31, 2016, our Company would be required to post additional collateral to secure the remaining letters of credit. As of December 31, 2014, letters of credit with an aggregate face amount of $149.4 million were outstanding under the credit facility and our Company had $1.0 million of cash collateral posted.

This credit facility contains customary covenants for facilities of this type, including restrictions on indebtedness and liens, limitations on mergers, dividends and the sale of assets, and requirements as to maintaining certain consolidated tangible net worth, statutory surplus and other financial ratios. The credit facility also provides for customary events of default, including failure to pay principal, interest or fees when due, failure to comply with covenants, any representation or warranty made by our Company being false in any material respect, default under certain other indebtedness, certain insolvency or receivership events affecting our Company and its subsidiaries, the occurrence of certain material judgments, or a change in control of our Company. The letter of credit facility is secured by a pledge of the stock of certain insurance subsidiaries of our Company. To the extent, the aggregate face amount issued under the credit facility exceeds the commitment amount; we are required to post collateral with the lead bank of the consortium. We were in compliance with all covenants under the credit facility as of December 31, 2014.

The applicable fee rate payable under the credit facility is based on a tiered schedule that is based on our Company’s then-current financial strength ratings issued by S&P and A.M. Best, and the amount of our Company’s own collateral utilized to fund its participation in Syndicate 1221.

Reinsurance. Time lags do occur in the normal course of business between the time gross loss reserves are paid by our Company and the time such gross paid losses are billed and collected from reinsurers. Reinsurance recoverable amounts related to gross loss reserves as of December 31, 2014 are anticipated to be billed and collected over the next several years as the gross loss reserves are paid by our Company.

Generally, for pro rata or quota share reinsurers, we issue quarterly settlement statements for premiums less commissions and paid loss activity, which are expected to be settled within 30-45 days. We have the ability to issue “cash calls” requiring such reinsurers to pay losses whenever paid loss activity for a claim ceded to a particular reinsurance treaty exceeds a predetermined amount (generally $0.5 million to $1.0 million) as set forth in the pro rata treaty. For the Insurance Companies, cash calls must generally be paid within 7-15 calendar days. There is generally no specific settlement period for the Lloyd’s Operations cash call provisions, but such billings have historically on average been paid within the same time period.

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

Liquidity

Consolidated Cash Flows

Cash flow from operations was $222.5 million, $136.9 million and $96.7 million for the years ended December 31, 2014, 2013 and 2012. The increase in cash flow from operations for 2014 is largely attributable to a reduction in net losses paid, and to a lesser extent, a decrease in tax payments due to utilization of prior year tax overpayments, partially, offset by higher operating expenses resulting from increased headcount associated with growth in our business. The increase in cash flow from operations for 2013 is largely attributable to the growth of our business as well as improved collections on premiums receivable.

Net cash used in investing activities was $219.5 million and $229.9 million for the years ended December 31, 2014 and 2013, respectively, as compared to net cash used in investing activities of $179.8 million for the same period in 2012. Fluctuations in cash provided by, or used in, investing activities is primarily due to changes in operating cash flows and the associated ongoing management of our investment portfolio.

Net cash provided by financing activities was $1.2 million and $134.2 million for the years ended December 31, 2014 and 2013, respectively, compared to net cash provided by financing activities of $1.1 million for the year ended December 31, 2012. The decrease in cash flows from financing for 2014 compared to 2013 relates to a reduction in proceeds from exercise of stock options. The increase in cash flows from financing for 2013 compared to 2012 is due to net proceeds of $130.8 million received from our public debt offering of the 5.75% Senior Notes.

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

We believe that we have adequately managed our cash flow requirements related to reinsurance recoveries from their positive cash flows and the use of available short-term funds when applicable. However, there can be no assurances that we will be able to continue to adequately manage such recoveries in the future or that collection disputes or reinsurer insolvencies will not arise that could materially increase the collection time lags or result in recoverable write-offs causing additional incurred losses and liquidity constraints to our Company. The payment of gross claims and related collections from reinsurers with respect to large losses could significantly impact our liquidity needs. However, in general, we expect to collect our paid reinsurance recoverables under the terms described above.

Investments

As of December 31, 2014, the weighted average rating of our fixed maturities was “AA” by S&P and “Aa” by Moody’s. The entire fixed maturity investment portfolio, except for investments with a fair value of $15.3 million, consists of investment grade bonds. As of December 31, 2014, our portfolio had a duration of 3.8 years. Management periodically projects cash flow of the investment portfolio and other sources in order to maintain the appropriate levels of liquidity in an effort to ensure our ability to satisfy claims. As of December 31, 2014 and 2013, all fixed maturities and equity securities held by us were classified as available-for-sale.

The following tables set forth our Company’s cash and investments as of December 31, 2014 and 2013. The tables below include OTTI securities recognized within AOCI.

	December 31, 2014
In thousands	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Amortized Cost
Fixed maturities:
U.S. Treasury bonds, agency bonds and foreign government bonds	$397,923	$3,431	$(5,965)	$400,457
States, municipalities and political subdivisions	541,007	19,204	(558)	522,361
Mortgage-backed and asset-backed securities:
Agency mortgage-backed securities	364,622	8,476	(998)	357,144
Residential mortgage obligations	34,087	1,153	(138)	33,072
Asset-backed securities	206,413	380	(964)	206,997
Commercial mortgage-backed securities	206,318	6,630	(98)	199,786

Subtotal	$811,440	$16,639	$(2,198)	$796,999
Corporate bonds	615,564	13,048	(1,626)	604,142

Total fixed maturities	$2,365,934	$52,322	$(10,347)	$2,323,959
Equity securities - common stocks	127,183	28,520	(1,254)	99,917
Equity securities - preferred stocks	57,112	2,236	(50)	54,926
Short-term investments	179,506	—	(21)	179,527
Cash	90,751	—	—	90,751

Total	$2,820,486	$83,078	$(11,672)	$2,749,080

	December 31, 2013
In thousands	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Amortized Cost
Fixed maturities:
U.S. Treasury bonds, agency bonds and foreign government bonds	$441,685	$2,854	$(8,855)	$447,686
States, municipalities and political subdivisions	460,422	9,298	(13,651)	464,775
Mortgage-backed and asset-backed securities:
Agency mortgage-backed securities	301,274	6,779	(6,016)	300,511
Residential mortgage obligations	41,755	1,212	(161)	40,704
Asset-backed securities	125,133	653	(480)	124,960
Commercial mortgage-backed securities	172,750	7,656	(374)	165,468

Subtotal	$640,912	$16,300	$(7,031)	$631,643
Corporate bonds	504,854	15,402	(3,443)	492,895

Total fixed maturities	$2,047,873	$43,854	$(32,980)	$2,036,999
Equity securities - common stocks	143,954	25,700	(550)	118,804
Short-term investments	296,250	—	—	296,250
Cash	86,509	—	—	86,509

Total	$2,574,586	$69,554	$(33,530)	$2,538,562

As of December 31, 2014 and 2013, debt securities for which non-credit OTTI was previously recognized and included in other comprehensive income are now in an unrealized gains position of $0.7 million and $0.5 million, respectively.

The fair value of our investment portfolio may fluctuate significantly in response to various factors such as changes in interest rates, investment quality ratings, equity prices, foreign exchange rates and credit spreads. We do not have the intent to sell nor is it more likely than not that we will have to sell fixed maturities in unrealized loss positions that are not other-than-temporarily impaired before recovery. For structured securities, default probability and severity assumptions differ based on property type, vintage and the stress of the collateral. We do not intend to sell any of these securities and it is more likely than not that, we will not be required to sell these securities before the recovery of the amortized cost basis. For equity securities, our Company also considers its intent to hold securities as part of the process of evaluating whether a decline in fair value represents an other-than-temporary decline in value. We may realize investment losses to the extent our liquidity needs require the disposition of fixed maturity securities in unfavorable interest rate, liquidity or credit spread environments. Significant changes in the factors we consider when evaluating investments for impairment losses could result in a significant change in impairment losses reported in the consolidated financial statements.

Invested assets increased in 2014 from the prior comparable periods for 2013 and 2012 primarily due to positive cash flows from operations. The annualized pre-tax yield, excluding net realized gains and losses and net OTTI losses recognized in earnings, was 2.3%, 2.4% and 2.4% for the years ended December 31, 2014, 2013 and 2012, respectively. The 2.4% annualized pre-tax yield for the years ended December 31, 2012 includes investment expenses of $4.5 million of interest expense related to the settlement of a dispute with Equitas over foregone interest on amounts that were due on certain reinsurance contracts. In the dispute Equitas alleged that we failed to make timely payments to them under certain reinsurance agreements in connection with subrogation recoveries received by us with respect to several catastrophe losses that occurred in the late 1980’s and early 1990’s. In addition, investment expenses for the year ended December 31, 2012 includes a $2.8 million investment performance fee. Excluding the impact of the aforementioned interest expense and investment performance fee, the annualized pre-tax yield for the year ended December 31, 2012 would have been 2.7%, reflective of the general decline in market yields.

The tax equivalent yields for the years ended December 31, 2014, 2013 and 2012 on a consolidated basis were 2.5%, 2.5% and 2.6%, respectively. The portfolio duration was 3.8 years and 3.7 years for the years ended December 31, 2014 and 2013, respectively. Since the beginning of 2014, the tax-exempt portion of our investment portfolio has increased by $86.3 million to approximately 21.0% of the fixed maturities investment portfolio as of December 31, 2014 compared to approximately 20.1% at December 31, 2013.

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

The contractual maturity dates for fixed maturity securities categorized by the number of years until maturity as of December 31, 2014 are shown in the following table:

	December 31, 2014
		Amortized
In thousands	Fair Value	Cost
Due in one year or less	$63,670	$65,643
Due after one year through five years	765,084	758,064
Due after five years through ten years	356,929	348,195
Due after ten years	368,811	355,058
Mortgage- and asset-backed securities	811,440	796,999

Total	$2,365,934	$2,323,959

Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Due to the periodic repayment of principal, the aggregate amount of mortgage-backed and asset-backed securities is estimated to have an effective maturity of approximately 4.4 years.

The following table sets forth the amount and percentage of our fixed maturities as of December 31, 2014 by S&P credit rating or, if an S&P rating is not available, the equivalent Moody’s rating. The table includes fixed maturities at fair value, and the total rating is the weighted average quality rating.

	December 31, 2014
			Percent
In thousands	Rating	Fair Value	of Total
Rating description:
Extremely strong	AAA	$462,603	20%
Very strong	AA	1,090,505	45%
Strong	A	612,131	26%
Adequate	BBB	185,372	8%
Speculative	BB & Below	14,852	1%
Not rated	NR	471	0%

Total	AA	$2,365,934	100%

The following table sets forth our U.S. Treasury bonds, agency bonds, and foreign government bonds as of December 31, 2014 and 2013:

	December 31, 2014
		Gross	Gross
	Fair	Unrealized	Unrealized	Amortized
In thousands	Value	Gains	(Losses)	Cost
U.S. Treasury bonds	$146,905	$1,931	$(942)	$145,916
Agency bonds	157,543	1,416	(181)	156,308
Foreign government bonds	93,475	84	(4,842)	98,233

Total	$397,923	$3,431	$(5,965)	$400,457

	December 31, 2013
		Gross	Gross
	Fair	Unrealized	Unrealized	Amortized
In thousands	Value	Gains	(Losses)	Cost
U.S. Treasury bonds	$395,762	$1,982	$(8,636)	$402,416
Agency bonds	42,544	796	(186)	41,934
Foreign government bonds	3,379	76	(33)	3,336

Total	$441,685	$2,854	$(8,855)	$447,686

The following table sets forth the composition of the investments categorized as states, municipalities and political subdivisions in our portfolio by generally equivalent S&P and Moody’s ratings (not all securities in our portfolio are rated by both S&P and Moody’s) as of December 31, 2014. The securities that are not rated in the table below are primarily state bonds.

In thousands		December 31, 2014
Equivalent S&P Rating	Equivalent Moody’s Rating	Fair Value	Amortized Cost	Net Unrealized Gain (Loss)
AAA/AA/A	Aaa/Aa/A	$531,161	$512,916	$18,245
BBB	Baa	9,375	8,975	400
BB	Ba	—	—	—
B	B	—	—	—
CCC or lower	Caa or lower	—	—	—
NR	NR	471	470	1

Total		$541,007	$522,361	$18,646

The following table sets forth the municipal bond holdings by sectors as of December 31, 2014 and 2013:

	December 31, 2014		December 31, 2013
	Fair	Percent	Fair	Percent
In thousands	Value	of Total	Value	of Total
Municipal Sector:
General obligation	$156,289	29%	$125,063	27%
Prerefunded	17,595	3%	15,835	3%
Revenue	323,349	60%	270,016	59%
Taxable	43,774	8%	49,508	11%

Total	$541,007	100%	$460,422	100%

We own $77.2 million of municipal securities, which are credit enhanced by various financial guarantors. As of December 31, 2014, the average underlying credit rating for these securities is A+. There has been no material adverse impact to our investment portfolio or results of operations as a result of downgrades of the credit ratings for several of the financial guarantors.

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

Prime collateral consists of mortgages or other collateral from the most creditworthy borrowers. Alt-A collateral consists of mortgages or other collateral from borrowers, which have a risk potential that is greater than prime but less than subprime. The subprime collateral consists of mortgages or other collateral from borrowers with low credit ratings. Such subprime and Alt-A categories are as defined by S&P.

The following table sets forth our agency mortgage-backed securities and residential mortgage-backed securities (“RMBS”) by those issued by GNMA, FNMA, and FHLMC, and the quality category (prime, Alt-A and subprime) for all other such investments as of December 31, 2014:

	December 31, 2014
In thousands	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Amortized Cost
Agency mortgage-backed securities:
GNMA	$83,452	$2,865	$(772)	$81,359
FNMA	216,133	4,059	(162)	212,236
FHLMC	65,037	1,552	(64)	63,549

Total agency mortgage-backed securities	$364,622	$8,476	$(998)	$357,144

Residential mortgage-backed securities:
Prime	$13,457	$548	$(117)	$13,026
Alt-A	1,738	116	(21)	1,643
Subprime	390	14	—	376
Non-US RMBS	18,502	475	—	18,027

Total residential mortgage-backed securities	$34,087	$1,153	$(138)	$33,072

The following table sets forth the composition of the investments categorized as RMBS in our portfolio by generally equivalent S&P and Moody’s ratings (not all securities in our portfolio are rated by both S&P and Moody’s) as of December 31, 2014:

In thousands		December 31, 2014
Equivalent S&P Rating	Equivalent Moody’s Rating	Fair Value	Amortized Cost	Net Unrealized Gain (Loss)
AAA/AA/A	Aaa/Aa/A	$23,233	$22,770	$463
BBB	Baa	1,709	1,722	(13)
BB	Ba	1,419	1,447	(28)
B	B	1,431	1,410	21
CCC or lower	Caa or lower	6,295	5,723	572
NR	NR	—	—	—

Total		$34,087	$33,072	$1,015

Details of the collateral of our asset-backed securities portfolio as of December 31, 2014 are presented below:

								Amortized	Unrealized
In thousands	AAA	AA	A	BBB	BB	CCC	Fair Value	Cost	Gain (Loss)
Auto loans	$20,526	$9,638	$4,513	$—	$—	$—	$34,677	$34,628	$49
Credit cards	49,967	—	5,982	—	—	—	55,949	55,907	42
Collateralized loan obligations	69,141	6,696					75,837	76,597	(760)
Time Share	—	—	21,652	—	—	—	21,652	21,622	30
Student Loans	825		—	—	—	—	825	803	22
Miscellaneous	6,678	—	10,795	—	—	—	17,473	17,440	33

Total	$147,137	$16,334	$42,942	$—	$—	$—	$206,413	$206,997	$(584)

The following table sets forth the composition of the investments categorized as commercial mortgage-backed securities in our portfolio by generally equivalent S&P and Moody’s ratings (not all securities in our portfolio are rated by both S&P and Moody’s) as of December 31, 2014:

In thousands		December 31, 2014
Equivalent S&P Rating	Equivalent Moody’s Rating	Fair Value	Amortized Cost	Net Unrealized Gain (Loss)
AAA/AA/A	Aaa/Aa/A	$206,318	$199,786	$6,532
BBB	Baa	—	—	—
BB	Ba	—	—	—
B	B	—	—	—
CCC or lower	Caa or lower	—	—	—
NR	NR	—	—	—

Total		$206,318	$199,786	$6,532

The following table sets forth the composition of the investments categorized as corporate bonds in our portfolio by generally equivalent S&P and Moody’s ratings (not all securities in our portfolio are rated by both S&P and Moody’s) as of December 31, 2014:

In thousands		December 31, 2014
Equivalent S&P Rating	Equivalent Moody’s Rating	Fair Value	Amortized Cost	Net Unrealized Gain (Loss)
AAA/AA/A	Aaa/Aa/A	$435,571	$428,906	$6,665
BBB	Baa	174,287	169,712	4,575
BB	Ba	5,706	5,524	182
B	B	—	—	—
CCC or lower	Caa or lower	—	—	—
NR	NR	—	—	—

Total		$615,564	$604,142	$11,422

Our company holds non-sovereign securities, where the issuer is located in the Euro Area, an economic and monetary union of certain member states within the European Union that have adopted the Euro as their common currency. As of December 31, 2014, the fair value of such securities was $97.6 million, with an amortized cost of $97.6 million representing 3.8% of our total fixed income and equity portfolio. Our largest exposure is in France with a total of $40.1 million followed by The Netherlands with a total of $39.6 million. We have no direct material exposure to Greece, Portugal, Italy, Spain, Ukraine or Russia as of December 31, 2014.

The following table summarizes all securities in a gross unrealized loss position as of December 31, 2014 and 2013, showing the aggregate fair value and gross unrealized loss by the length of time those securities had continuously been in a gross unrealized loss position as well as the number of securities:

	December 31, 2014			December 31, 2013
In thousands, except # of securities	Number of Securities	Fair Value	Gross Unrealized Loss	Number of Securities	Fair Value	Gross Unrealized Loss
Fixed maturities:
U.S. Treasury bonds, agency bonds, and foreign government bonds
0-6 months	19	$87,915	$1,061	27	$136,360	$1,096
7-12 months	—	—	—	26	149,370	7,759
> 12 months	31	117,683	4,904	—	—	—

Subtotal	50	$205,598	$5,965	53	$285,730	$8,855
States, municipalities and political subdivisions
0-6 months	13	$14,242	$41	28	$40,132	$297
7-12 months	2	2,107	19	104	205,152	12,100
> 12 months	17	37,340	498	6	12,357	1,254

Subtotal	32	$53,689	$558	138	$257,641	$13,651
Agency mortgage-backed securities
0-6 months	4	$14,743	$52	39	$39,458	$434
7-12 months	2	4,138	28	64	77,860	3,768
> 12 months	46	58,301	918	9	22,784	1,814

Subtotal	52	$77,182	$998	112	$140,102	$6,016
Residential mortgage obligations
0-6 months	6	$4,966	$43	3	$431	$2
7-12 months	2	659	7	7	950	29
> 12 months	14	1,728	88	15	2,467	130

Subtotal	22	$7,353	$138	25	$3,848	$161
Asset-backed securities
0-6 months	19	$96,123	$354	14	$75,887	$479
7-12 months	3	14,152	185	1	203	1
> 12 months	3	34,530	425	—	—	—

Subtotal	25	$144,805	$964	15	$76,090	$480
Commercial mortgage-backed securities
0-6 months	4	$18,665	$65	4	$6,712	$31
7-12 months	1	1,076	6	2	15,098	322
> 12 months	3	1,391	27	4	774	21

Subtotal	8	$21,132	$98	10	$22,584	$374
Corporate bonds
0-6 months	52	$179,390	$797	34	$93,591	$717
7-12 months	4	11,071	74	18	55,021	2,726
> 12 months	14	31,126	755	—	—	—

Subtotal	70	$221,587	$1,626	52	$148,612	$3,443

Total fixed maturities	259	$731,346	$10,347	405	$934,607	$32,980

Equity securities - common stocks
0-6 months	6	$9,152	$761	5	$7,387	$422
7-12 months	1	3,887	486	2	3,538	128
> 12 months	1	238	7	—	—	—

	8	$13,277	$1,254	7	$10,925	$550

Equity securities - preferred stocks
0-6 months	7	$6,651	$50	—	$—	$—
7-12 months	—	—	—	—	—	—
> 12 months	—	—	—	—	—	—

	7	$6,651	$50	—	$—	$—

Total equity securities	15	$19,928	$1,304	7	$10,925	$550

We analyze the unrealized losses quarterly to determine if any are other-than-temporary. The above unrealized losses have been determined to be temporary based on our policies.

In the above, table the gross unrealized loss for the greater than 12 months category consists primarily of Treasury and agency bonds, due to an increase in interest rates and unfavorable foreign exchange movement.

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

As of December 31, 2014 and 2013, the largest unrealized loss by a non-government backed issuer in the investment portfolio was $0.5 million and $1.1 million, respectively.

The following table sets forth the composition of the investments categorized as fixed maturities securities in our investment portfolio with gross unrealized losses by generally equivalent S&P and Moody’s ratings (not all of the securities are rated by S&P and Moody’s) as of December 31, 2014:

		December 31, 2014
In thousands		Gross Unrealized Loss		Fair Value
Equivalent S&P Rating	Equivalent Moody’s Rating	Amount	Percent of Total	Amount	Percent of Total
AAA/AA/A	Aaa/Aa/A	$9,811	95%	$691,175	95%
BBB	Baa	464	5%	38,179	5%
BB	Ba	40	0%	809	0%
B	B	14	0%	442	0%
CCC or lower	Caa or lower	18	0%	741	0%
NR	NR	—	0%	—	0%

Total		$10,347	100%	$731,346	100%

As of December 31, 2014, the gross unrealized losses in the table above were related to fixed maturities that are rated investment grade, which is defined as a security having an S&P rating of “BBB–” or higher, or a Moody’s rating of “Baa3” or higher, except for $0.07 million, which is rated below investment grade or not rated. Unrealized losses on investment grade securities principally relate to changes in interest rates or changes in sector-related credit spreads since the securities were acquired.

The contractual maturity for fixed maturities categorized by the number of years until maturity, with a gross unrealized loss as of December 31, 2014 is presented in the following table:

	December 31, 2014
	Gross Unrealized Losses		Fair Value
		Percent		Percent
In thousands	Amount	of Total	Amount	of Total
Due in one year or less	$2,638	25%	$21,919	3%
Due after one year through five years	3,791	37%	334,046	46%
Due after five years through ten years	1,562	15%	103,376	14%
Due after ten years	158	2%	21,533	3%
Mortgage- and asset-backed securities	2,198	21%	250,472	34%

Total	$10,347	100%	$731,346	100%

As of December 31, 2014, there were no investments with a fair value that was less than 80% of amortized cost.

The following table below summarizes our activity related to OTTI losses for the periods indicated:

	Year Ended December 31,
	2014		2013		2012
In thousands, except # of securities	Number of Securities	Amount	Number of Securities	Amount	Number of Securities	Amount
Total OTTI losses:
Corporate and other bonds	—	$—	1	$1,822	—	$—
Commercial mortgage-backed securities	—	—	—	—	—	—
Residential mortgage-backed securities	31	(137)	—	—	1	55
Asset-backed securities	—	—	—	—	—	—
Equities	—	—	3	571	3	847

Total	31	$(137)	4	$2,393	4	$902

Less: Portion of loss in accumulated other comprehensive income (loss):
Corporate and other bonds		$—		$—		$—
Commercial mortgage-backed securities		—		—		—
Residential mortgage-backed securities		(137)		—		44
Asset-backed securities		—		—		—
Equities		—		—		—

Total		$(137)		$—		$44

Impairment losses recognized in earnings:
Corporate and other bonds		$—		$1,822		$—
Commercial mortgage-backed securities		—		—		—
Residential mortgage-backed securities		—		—		11
Asset-backed securities		—		—		—
Equities		—		571		847

Total		$—		$2,393		$858

We did not have OTTI losses during the year ended December 31, 2014. During the year ended December 31, 2013, we recognized OTTI losses of $2.4 million related to three equity securities and one municipal bond. During the year ended December 31, 2012, we recognized OTTI losses of $0.9 million related to one non-agency mortgage-backed security and three equity securities. The significant inputs used to measure the amount of credit loss recognized in earnings were actual delinquency rates, default probability assumptions, severity assumptions and prepayment assumptions. Projected losses are a function of both loss severity and probability of default. Default probability and severity assumptions differ based on property type, vintage and the stress of the collateral. We do not intend to sell any of these securities and it is more likely than not that, we will not be required to sell these securities before the recovery of the amortized cost basis.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Sensitive Instruments and Risk Management

Market risk represents the potential for loss due to adverse changes in the fair value of financial instruments. We are exposed to potential loss to various market risks, including changes in interest rates, equity prices and foreign currency exchange rates. Market risk is directly influenced by the volatility and liquidity in the markets in which the related underlying assets are traded. The following is a discussion of our primary market risk exposures and how those exposures have been managed through December 31, 2014. Our market risk sensitive instruments are entered into for purposes other than trading and speculation.

The carrying value of our investment portfolio as of December 31, 2014 was $2.8 billion of which 83.9% was invested in fixed maturity securities. The primary market risk to our investment portfolio is interest rate risk associated with investments in fixed maturity securities. We do not have any commodity risk exposure.

For fixed maturity securities, short-term liquidity needs and the potential liquidity needs of the business are key factors in managing the portfolio. The portfolio duration relative to the liabilities’ duration is primarily managed through investment transactions.

There were no significant changes regarding the investment portfolio in our primary market risk exposures or in how those exposures were managed for the year ended December 31, 2014. We do not currently anticipate significant changes in our primary market risk exposures or in how those exposures are managed in future reporting periods based upon what is known or expected to be in effect in future reporting periods.

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

For invested assets, modified duration modeling is used to calculate changes in fair values. Durations on invested assets are adjusted for call, put and interest rate reset features. Duration on tax-exempt securities is adjusted for the fact that the prices on such securities are less sensitive to changes in interest rates compared to treasury securities. Invested asset portfolio durations are calculated on a market value weighted basis using holdings as of December 31, 2014.

The following table summarizes the effect that an immediate, parallel shift in the interest rate yield curve would have had on our portfolio as of December 31, 2014 and 2013.

	Interest Rate Shift in Basis Points
In thousands	-100	-50	0	+50	+100
December 31, 2014:
Total market value	$2,434,073	$2,403,789	$2,365,934	$2,320,035	$2,274,609
Market value change from base	2.88%	1.60%		-1.94%	-3.86%
Change in unrealized value	$68,139	$37,855	$—	$(45,899)	$(91,325)

December 31, 2013:
Total market value	$2,134,293	$2,090,878	$2,047,873	$2,005,687	$1,964,729
Market value change from base	4.22%	2.10%		-2.06%	-4.06%
Change in unrealized value	$86,420	$43,005	$—	$(42,186)	$(83,144)

Equity Price Risk

Our portfolio of equity securities currently valued at $184.3 million, which we carry on our balance sheet at fair value, has exposure to price risk. This risk is defined as the potential loss in fair value resulting from adverse changes in stock prices. Our U.S. equity portfolio is benchmarked to the S&P 500 index and changes in that index may approximate the impact on our portfolio.

Foreign Currency Exchange Rate Risk

We are exposed to foreign currency exchange rate risk primarily related to foreign-denominated cash, cash equivalents and marketable securities (“foreign funds”), premiums receivable, reinsurance recoverables on paid and unpaid losses and loss adjustment expenses as well as reserves for losses and loss adjustment expenses. The principal currencies creating foreign currency exchange risk for our Operations are the British pound, the Euro and the Canadian dollar. We manage its foreign currency exchange rate risk primarily through asset-liability matching.

Based on the primary foreign-denominated balances within our Lloyd’s Operations as of December 31, 2014, an assumed 5%, 10% and 15% negative currency movement would result in changes as follows:

	December 31, 2014
		Negative Currency Movement of
In millions	USD Equivalent	5%	10%	15%
Cash, cash equivalents and marketable securities at fair value	$104.6	$(2.2)	$(4.3)	$(6.5)
Premiums receivable	$34.0	$(1.6)	$(3.1)	$(4.7)
Reinsurance recoverables on paid, unpaid losses and LAE	$55.9	$(2.1)	$(4.3)	$(6.4)
Reserves for losses and loss adjustment expenses	$143.4	$5.7	$11.5	$17.2

Total		(0.2)	(0.2)	(0.4)

*	NavRe is excluded from the analysis above due to materiality; see pages C1 – C3 for detail

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Consolidated Financial Statements required in response to this section are submitted as part of Item 15(a) of this report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.	CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such, term is defined under Rule 13a-15(e) promulgated under the Exchange Act. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report.

Management’s Report on Internal Control Over Financial Reporting

(a)	Management’s report on internal control over financial reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under such framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2014.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s independent registered public accounting firm, KPMG LLP, has audited the effectiveness of our Company’s internal control over financial reporting as of December 31, 2014, as stated in their report in item (b) below.

(b)	Attestation report of the registered public accounting firm

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

The Navigators Group, Inc.

We have audited The Navigators Group, Inc.’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Navigators Group, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures, as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records, that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, The Navigators Group, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of The Navigators Group, Inc. and subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2014, and our report dated February 17, 2015 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

New York, New York

February 17, 2015

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

Information concerning our directors and executive officers is contained under “Election of Directors” in our 2015 Proxy Statement, which information is incorporated herein by reference. Information concerning the Audit Committee and the Audit Committee’s financial expert of the Company is contained under “Board of Directors and Committees” in our 2015 Proxy Statement, which information is incorporated herein by reference.

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

Information concerning executive compensation will be contained under “Compensation Discussion and Analysis” in our 2015 Proxy Statement, which information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information concerning the security ownership of the directors and officers of the Company is contained under “Election of Directors” and “Compensation Discussion and Analysis” in our 2015 Proxy Statement, which information is incorporated herein by reference. Information concerning securities that are available to be issued under our equity compensation plans is contained under “Equity Compensation Plan Information” in our 2015 Proxy Statement, which information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information concerning relationships and related transactions of our directors and officers is contained under “Related Party Transactions” in our 2015 Proxy Statement, which information is incorporated herein by reference. Information concerning director independence is contained under “Board of Directors and Committees” in our 2015 Proxy Statement, which information is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Information concerning the principal accountant’s fees and services for the Company is contained under “Independent Registered Public Accounting Firm” in the Company’s 2015 Proxy Statement, which information is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this report:

a. Financial Statements and Schedules: The financial statements and schedules that are listed in the accompanying Index to Consolidated Financial Statements and Schedules on page F-1.

b. Exhibits: The exhibits that are listed in the accompanying Index to Exhibits on the page, which immediately follows page S-8. The exhibits include the management contracts and compensatory plans or arrangements required to be filed as exhibits to this Form 10-K by Item 601(a)(10)(iii) of Regulation S-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

The Navigators Group, Inc.
(Company)

Dated: February 17, 2015	By:	/s/ Ciro M. DeFalco
Ciro M. DeFalco
Senior Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Name	Title	Date

/s/ ROBERT V. MENDELSOHN	Chairman	February 17, 2015
Robert V. Mendelsohn

/s/ STANLEY A. GALANSKI	President and Chief Executive Officer (Principal Executive Officer)	February 17, 2015
Stanley A. Galanski

/s/ CIRO M. DEFALCO	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	February 17, 2015
Ciro M. DeFalco

/s/ SAUL L. BASCH	Director	February 17, 2015
Saul L. Basch

/s/ H.J. MERVYN BLAKENEY	Director	February 17, 2015
H.J. Mervyn Blakeney

/s/ TERENCE N. DEEKS	Director	February 17, 2015
Terence N. Deeks

/s/ GEOFFREY E. JOHNSON	Director	February 17, 2015
Geoffrey E. Johnson

/s/ JOHN F. KIRBY	Director	February 17, 2015
John F. Kirby

/s/ DAVID M. PLATTER	Director	February 17, 2015
David M. Platter

/s/ PATRICIA H. ROBERTS	Director	February 17, 2015
Patricia H. Roberts

/s/ JANICE C. TOMLINSON	Director	February 17, 2015
Janice C. Tomlinson

/s/ MARC M. TRACT	Director	February 17, 2015
Marc M. Tract

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

The Navigators Group, Inc.

We have audited the accompanying consolidated balance sheets of The Navigators Group, Inc. and subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2014. In connection with our audits of the consolidated financial statements, we also have audited financial statement schedules I to VI. These consolidated financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Navigators Group, Inc. and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the years in the three year period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), The Navigators Group, Inc.’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 17, 2015 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

New York, New York
February 17, 2015

THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	December 31,
	2014	2013
ASSETS
Investments and cash:
Fixed maturities, available-for-sale, at fair value (amortized cost: 2014, $2,323,959; 2013, $2,036,999)	$2,365,934	$2,047,873
Equity securities, available-for-sale, at fair value (cost: 2014, $154,843; 2013, $118,804)	184,295	143,954
Short-term investments, at fair value (amortized cost: 2014: $179,527; 2013: $296,250)	179,506	296,250
Cash	90,751	86,509

Total investments and cash	$2,820,486	$2,574,586

Premiums receivable	342,479	325,025
Prepaid reinsurance premiums	237,851	247,822
Reinsurance recoverable on paid losses	51,347	38,384
Reinsurance recoverable on unpaid losses and loss adjustment expenses	851,498	822,438
Deferred policy acquisition costs	79,452	67,007
Accrued investment income	14,791	13,866
Goodwill and other intangible assets	7,013	7,177
Current income tax receivable, net	14,549	14,299
Deferred income tax, net	—	23,806
Receivable for investments sold	326	3
Other assets	44,384	35,039

Total assets	$4,464,176	$4,169,452

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Reserves for losses and loss adjustment expenses	$2,159,634	$2,045,071
Unearned premiums	766,167	714,606
Reinsurance balances payable	152,774	167,252
Senior Notes	263,440	263,308
Deferred income tax, net	1,467	—
Payable for investments purchased	134	7,624
Accounts payable and other liabilities	93,336	69,379

Total liabilities	$3,436,952	$3,267,240

Stockholders’ equity:
Preferred stock, $.10 par value, authorized 1,000,000 shares, none issued	$—	$—
Common stock, $.10 par value, authorized 50,000,000 shares, issued 17,792,846 shares for 2014 and 17,709,876 shares for 2013	1,778	1,770
Additional paid-in capital	347,022	335,546
Treasury stock, at cost (3,511,380 shares for 2014 and 2013)	(155,801)	(155,801)
Retained earnings	787,666	692,337
Accumulated other comprehensive income	46,559	28,360

Total stockholders’ equity	$1,027,224	$902,212

Total liabilities and stockholders’ equity	$4,464,176	$4,169,452

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except share and per share amounts)

	Year Ended December 31,
	2014	2013	2012

Gross written premiums	$1,432,353	$1,370,517	$1,286,465

Revenues:
Net written premiums	$1,000,138	$887,922	$833,655
Change in unearned premiums	(64,243)	(45,983)	(51,691)

Net earned premiums	935,895	841,939	781,964
Net investment income	64,168	56,251	54,248
Total other-than-temporary impairment losses	137	(2,393)	(902)
Portion of loss recognized in other comprehensive income (before tax)	(137)	—	44

Net other-than-temporary impairment losses recognized in earnings	—	(2,393)	(858)
Net realized gains (losses)	12,812	22,939	41,074
Other income (expense)	10,656	(1,172)	1,488

Total revenues	$1,023,531	$917,564	$877,916

Expenses:
Net losses and loss adjustment expenses	$545,229	$518,961	$497,433
Commission expenses	125,528	113,494	121,470
Other operating expenses	196,825	164,434	159,079
Call premium on Senior Notes	—	17,895	—
Interest expense	15,413	10,507	8,198

Total expenses	$882,995	$825,291	$786,180

Income before income taxes	$140,536	$92,273	$91,736

Income tax expense (benefit)	$45,207	$28,807	$27,974

Net income	$95,329	$63,466	$63,762

Net income per common share:
Basic	$6.69	$4.49	$4.54
Diluted	$6.51	$4.42	$4.45

Average common shares outstanding:
Basic	14,259,768	14,133,925	14,052,311
Diluted	14,646,369	14,345,553	14,327,820

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Year Ended December 31,
	2014	2013	2012
Net income	$95,329	$63,466	$63,762

Other comprehensive income (loss):
Change in net unrealized gains (losses) on investments:
Unrealized gains (losses) on investments arising during the period, net of deferred tax of $14,925, $17,521 and $13,136 in 2014, 2013 and 2012 respectively	$28,252	$(32,546)	$24,350
Reclassification adjustment for net realized (gains) losses included in net income net of deferred tax of $2,776, $6,218 and $10,314 in 2014, 2013 and 2012 respectively	(5,156)	(11,548)	(19,154)

Change in net unrealized gains (losses on investments)	$23,096	$(44,094)	$5,196

Change in other-than-temporary impairments:
Non credit other-than-temporary impairments arising during the period, net of deferred tax of $48, $174 and $612 in 2014, 2013 and 2012 respectively	$89	$320	$1,135
Reclassification adjustment for non credit other-than-temporary impairment losses recognized in net income net of deferred tax of $0, $0 and $16 in 2014, 2013 and 2012 respectively	—	—	(29)

Change in other-than-temporary impairments	$89	$320	$1,106

Change in foreign currency translation gains (losses), net of deferred tax of $2,800, $1,650, and $521 in 2014, 2013 and 2012 respectively	$(4,986)	$(3,074)	$(1,342)

Other comprehensive income (loss)	$18,199	$(46,848)	$4,960

Comprehensive income (loss)	$113,528	$16,618	$68,722

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share amounts)

			Additional Paid-in Capital			Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Common Stock			Treasury Stock
	Shares	Amount		Shares	Amount
Balance, December 31, 2011	17,467,615	$1,746	$322,133	3,511,380	$(155,801)	$565,109	$70,248	$803,435

Net income	—	—	—	—	—	63,762	—	63,762
Changes in comprehensive income:
Change in net unrealized gain (loss) on investments	—	—	—	—	—	—	5,196	5,196
Change in net non-credit other- than-temporary impairment losses	—	—	—	—	—	—	1,106	1,106
Change in foreign currency translation gain (loss)	—	—	—	—	—	—	(1,342)	(1,342)

Total comprehensive income	—	—	—	—	—	—	4,960	4,960
Shares issued under stock plan	90,431	9	(61)	—	—	—	—	(52)
Share-based compensation	—	—	7,380	—	—	—	—	7,380

Balance, December 31, 2012	17,558,046	$1,755	$329,452	3,511,380	$(155,801)	$628,871	$75,208	$879,485

Net income	—	—	—	—	—	63,466	—	63,466
Changes in comprehensive income:
Change in net unrealized gain (loss) on investments	—	—	—	—	—	—	(44,094)	(44,094)
Change in net non-credit other-than-temporary impairment losses	—	—	—	—	—	—	320	320
Change in foreign currency translation gain (loss)	—	—	—	—	—	—	(3,074)	(3,074)

Total comprehensive income	—	—	—	—	—	—	(46,848)	(46,848)
Shares issued under stock plan	151,830	15	2,725	—	—	—	—	2,740
Share-based compensation	—	—	3,369	—	—	—	—	3,369

Balance, December 31, 2013	17,709,876	$1,770	$335,546	3,511,380	$(155,801)	$692,337	$28,360	$902,212

Net income	—	—	—	—	—	95,329	—	95,329
Changes in comprehensive income:
Change in net unrealized gain (loss) on investments	—	—	—	—	—	—	23,096	23,096
Change in net non-credit other-than-temporary impairment losses	—	—	—	—	—	—	89	89
Change in foreign currency translation gain (loss)	—	—	—	—	—	—	(4,986)	(4,986)

Total comprehensive income	—	—	—	—	—	—	18,199	18,199
Shares issued under stock plan	82,970	8	(31)	—	—	—	—	(23)
Share-based compensation	—	—	11,507	—	—	—	—	11,507

Balance, December 31, 2014	17,792,846	$1,778	$347,022	3,511,380	$(155,801)	$787,666	$46,559	$1,027,224

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2014	2013	2012
Operating activities:
Net income	$95,329	$63,466	$63,762
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation & amortization	4,915	4,518	5,931
Deferred income taxes	16,881	4,658	(11,414)
Net realized (gains) losses	(12,812)	(22,939)	(41,074)
Net other-than-temporary losses recognized in earnings	—	2,393	858
Call premium on redemption of Senior Notes	—	17,895	—
Changes in assets and liabilities:
Reinsurance recoverable on paid and unpaid losses and loss adjustment expenses	(42,024)	68,599	(40,185)
Reserves for losses and loss adjustment expenses	114,563	(51,977)	14,369
Prepaid reinsurance premiums	10,344	(26,807)	(56,853)
Unearned premiums	52,380	72,199	109,778
Premiums receivable	(17,455)	(4,843)	(64,457)
Deferred policy acquisition costs	(12,445)	(6,002)	2,979
Accrued investment income	(925)	(1,279)	1,905
Reinsurance balances payable	(14,716)	1,439	57,114
Current income taxes	(582)	(16,432)	17,523
Other	29,039	31,987	36,503

Net cash provided by (used in) operating activities	$222,492	$136,875	$96,739

Investing activities:
Fixed maturities
Redemptions and maturities	$210,674	$237,627	$188,282
Sales	362,136	648,335	1,319,404
Purchases	(864,902)	(899,930)	(1,711,080)
Equity securities
Sales	54,900	72,113	39,503
Purchases	(83,845)	(89,288)	(37,587)
Change in payable for securities	(7,814)	(46,414)	56,543
Net change in short-term investments	117,740	(142,214)	(31,568)
Purchase of property and equipment	(8,359)	(10,088)	(3,336)

Net cash provided by (used in) investing activities	$(219,470)	$(229,859)	$(179,839)

Financing activities:
Net Proceeds from Debt Offering	—	$263,278	—
Redemption of 7.0% Senior Notes Due May 1, 2016	—	(132,437)	—
Proceeds of stock issued from employee stock purchase plan	1,067	821	672
Proceeds of stock issued from exercise of stock options	153	2,495	404

Net cash provided by (used in) financing activities	$1,220	$134,157	$1,076

Increase (decrease) in cash	4,242	41,173	(82,024)
Cash at beginning of year	86,509	45,336	127,360

Cash at end of period	$90,751	$86,509	$45,336

Supplemental cash information:
Income taxes paid, net	$27,066	$41,094	$19,602
Interest paid	$15,703	$8,050	$8,050
Issuance of stock to directors	$438	$400	$242

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 1.	Organization & Summary of Significant Accounting Policies

Organization

The accompanying Consolidated Financial Statements, consisting of the results of The Navigators Group, Inc., a Delaware holding company established in 1982, and its subsidiaries are prepared on the basis of United States (“U.S.”) generally accepted accounting principles (“GAAP” or “U.S. GAAP”). All significant intercompany transactions and balances have been eliminated. The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported revenues and expenses during the reporting periods. The results of operations for any interim period are not necessarily indicative of results for the full year. The terms “we,” “us,” “our” or “our Company” as used herein are used to mean The Navigators Group, Inc. and its subsidiaries, unless the context otherwise requires. The terms “Parent” or “Parent Company” are used to mean The Navigators Group, Inc. without its subsidiaries. Certain amounts for the prior year have been reclassified to conform to the current year’s presentation.

Our Company is an international insurance company focusing on specialty products within the overall property and casualty insurance market. Our long-standing area of specialization is Marine insurance. We have also developed niches in Professional Liability insurance and Property Casualty lines of insurance, such as Primary and Excess casualty coverages offered to commercial enterprises and Assumed Reinsurance.

We classify its business into one Corporate segment (“Corporate”) and two underwriting segments, the Insurance Companies segment (“Insurance Companies”) and the Lloyd’s Operations segment (“Lloyd’s Operations”) which are separately managed by business line divisions. The Insurance Companies are primarily engaged in underwriting Marine insurance, Primary Casualty insurance with a concentration in contractors’ general liability products, Excess Casualty insurance with a concentration in commercial umbrella products, Assumed Reinsurance, Management Liability insurance and Errors & Omissions (“E&O”) insurance. This segment is comprised of Navigators Insurance Company (“NIC”), which includes a United Kingdom (“UK”) branch (“UK Branch”), and Navigators Specialty Insurance Company (“NSIC”), which underwrites business on an excess and surplus lines basis. All of the business underwritten by NSIC is fully reinsured by NIC pursuant to a 100% quota share reinsurance agreement.

The Lloyd’s Operations are primarily engaged in underwriting Marine insurance; Energy & Engineering insurance with a concentration in offshore energy products and onshore energy construction products, Assumed Reinsurance, Management Liability insurance and E&O insurance at Lloyd’s of London (“Lloyd’s”) through Lloyd’s Syndicate 1221 (“Syndicate 1221”). The Corporate segment consists of the Parent Company’s investment income, interest expense and related income tax.

Our revenue is primarily comprised of premiums and investment income. We derive our premiums predominantly from business written by wholly-owned underwriting management companies, Navigators Management Company (“NMC”) and Navigators Management (UK) Ltd. (“NMUK”) that manage and service insurance and reinsurance business written by the Insurance Companies. Our products are distributed through multiple channels, utilizing global, national and regional retail and wholesale insurance brokers.

Navigators Underwriting Agency Ltd. (“NUAL”) is a Lloyd’s underwriting agency that manages Syndicate 1221. We control 100% of Syndicate 1221’s stamp capacity through our wholly-owned subsidiary, Navigators Corporate Underwriters Ltd. (“NCUL”), which is referred to as a corporate name in the Lloyd’s market. In addition, we have also established underwriting agencies in Antwerp, Belgium; Stockholm, Sweden; and Copenhagen, Denmark, as well as branches of the appointed representative, Navigators Underwriting Ltd. (“NUL”), in the European Economic Area (“EEA”), in Milan, Italy; Rotterdam, The Netherlands; and Paris, France, which underwrite risks pursuant to binding authorities with NUAL into Syndicate 1221. We have also established a presence in Brazil and China through contractual arrangements with local affiliates of Lloyd’s.

For financial information by segment, refer to Note 3, Segment Information, in the Notes to Consolidated Financial Statements, included herein.

Significant Accounting Policies

Cash

Cash includes cash on hand and demand deposits with banks, excluding such amounts held by Syndicate 1221 included as Funds at Lloyd’s.

Investments

As of December 31, 2014 and 2013, all fixed maturity and equity securities held by our Company were carried at fair value and classified as available-for-sale. Available-for-sale securities are debt and equity securities not classified as either held-to-maturity securities or trading securities and are reported at fair value, with unrealized gains and losses excluded from earnings and reported in accumulated other comprehensive income (“AOCI”) as a separate component of stockholders’ equity. Fixed maturity securities include bonds, mortgage-backed and asset-backed securities. Equity securities consist of common stock and preferred stock.

Short-term investments are carried at fair value. Short-term investments mature within one year from the purchase date.

All prices for our fixed maturities, equity securities and short-term investments valued as Level 1, Level 2 or Level 3 in the fair value hierarchy, as defined in the Financial Accounts Standards Board (“FASB”) Accounting Standards Codification 820 (“ASC 820”), Fair Value Measurements, are received from independent pricing services utilized by one of our outside investment managers whom we employ to assist us with investment accounting services. This manager utilizes a pricing committee, which approves the use of one or more independent pricing service vendors. The pricing committee consists of five or more members of the investment management firm, one from senior management and one from the accounting group with the remainder from the asset class specialists and client strategists. The pricing source of each security is determined in accordance with the pricing source procedures approved by the pricing committee. The investment manager uses supporting documentation received from the independent pricing service vendor detailing the inputs, models and processes used in the independent pricing service vendors’ evaluation process to determine the appropriate fair value hierarchy. Any pricing where the input is believed to be unobservable is deemed to be a Level 3 price. Management has reviewed this process by which the manager determines the prices and has obtained alternative pricing to validate a sample of the prices and assess their reasonableness.

Premiums and discounts on fixed maturity securities are amortized into interest income over the life of the security under the interest method. For mortgage-backed and asset-backed securities, anticipated prepayments and expected maturities are utilized in applying the interest rate method. An effective yield is calculated based on projected principal cash flows at the time of original purchase. The effective yield is used to amortize the purchase price of the security over the security’s expected life. Book values are adjusted to reflect the amortization of premium or accretion of discount on a monthly basis. The projected principal cash flows are based on certain prepayment assumptions, which are generated using a prepayment model. The prepayment model uses a number of factors to estimate prepayment activity including the current levels of interest rates (refinancing incentive), time of year (seasonality), economic activity (including housing turnover) and term and age of the underlying collateral (burnout, seasoning). Prepayment assumptions associated with the mortgage-backed and asset-backed securities are reviewed on a periodic basis. When changes in prepayment assumptions are deemed necessary as the result of actual prepayments differing from anticipated prepayments, securities are revalued based upon the new prepayment assumptions utilizing the retrospective adjustment method, whereby the effective yield is recalculated to reflect actual payments to date and anticipated future payments. The investment in such securities is adjusted to the amount that would have existed had the new effective yield been applied since the acquisition of the security. Such adjustments, if any, are included in net investment income for the current period being reported.

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

For fixed maturity securities, we consider our intent to sell a security and whether it is more likely than not that, we will be required to sell a security before the anticipated recovery as part of the process of evaluating whether a security’s unrealized loss represents an other-than-temporary decline. For fixed maturity securities that have a fair value below amortized cost and that we intend to sell or for which it is more likely than not that we would be required to sell, an other than temporary impairment (“OTTI”) loss is recognized in earnings by writing such security down to fair value. For fixed maturity securities we do not intend to sell or for which it is more likely than not our Company would not be required to sell, a decline in value below amortized cost is only recognized to the extent the present value of future cash flows expected to be collected is less than the amortized cost of the security. Such shortfall in the present value of future cash flows is considered the credit loss and is recognized as an OTTI loss in earnings, with the non-credit portion of the impairment (i.e. the difference between the present value of future cash flows and fair value of the security) recognized as OTTI losses in other comprehensive income (“OCI”).

In evaluating OTTI of equity securities, we consider our intent to hold the securities as part of the process of evaluating whether a decline in fair value below cost represents an other than temporary decline in value. For equity securities in an unrealized loss position that we do not intent to hold or that we do not expect to recover their value within a reasonable period of time, a net OTTI loss is recognized in earnings by writing such security down to the fair value.

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

Our Company’s financial statements include all of the assets, liabilities, revenues and expenses of Syndicate1221. Adjustments are recorded to recognize underwriting results as incurred in the specific year and not over a three year period. Syndicate 1221 is not a separate legal entity. Refer to Note 10, Lloyd’s Syndicate 1221, for additional information.

Foreign Currency Remeasurement and Translation

The functional currency in each of our operations is generally the currency of the local operating environment, except for our Lloyd’s Operations which is the U.S. dollar. Transactions in currencies other than an operation’s functional currency are remeasured into the functional currency and the resulting foreign exchange gains and losses are reflected in net Other Income (Expense) in the Consolidated Statements of Income. Functional currency assets and liabilities are translated into U.S. dollars using period end rates of exchange and the related translation adjustments are recorded as a separate component of AOCI. Statement of income amounts expressed in functional currencies are translated using average exchange rates.

During the first quarter, Syndicate 1221 revised its foreign exchange accounting methodology from reporting its financial position and results using three functional currencies (GBP, USD and CAD) to one functional currency (USD). The USD was chosen as the single functional currency as the majority of the Syndicate’s insurance business has been and continues to be transacted in USD. This cumulative change in re-measurement has resulted in an immaterial correction of $10.0 million ($6.6 million, after-tax) reducing Accumulated Other Comprehensive Income in the consolidated balance sheet, offset by a gain in Other Income in the consolidated statement of income. The impact of the correction is not material to the previously issued annual financial statements for 2013 and 2012.

Premium Revenues

Written premium is recorded based on the insurance policies that have been reported to us and the policies that have been written by agents but not yet reported to us. We estimate the amount of written premium not yet reported based on judgments relative to current and historical trends of the business being written. Such estimates are regularly reviewed and updated and any resulting adjustments are included in the current year’s results. An unearned premium reserve is established to reflect the unexpired portion of each policy at the financial reporting date.

Substantially all of our business is placed through agents and brokers. We record estimates for both unreported direct and assumed premiums. We also record the ceded portion of the estimated gross written premium and related acquisition costs. The earned gross, ceded and net premiums are calculated based on our earning methodology, which is generally pro-rata over the policy period or over the period of risk if the period of risk differs significantly from the contract period.

A portion of our premium is estimated for unreported premium, mostly for the Marine business written by our U.K. Branch and Lloyd’s Operations as well as the Accident & Health (“A&H”) and Latin American & Caribbean Property Casualty and Surety Reinsurance business written by NavRe. Such premium estimates are generally based on submission data received from brokers and agents and recorded when the insurance policy or reinsurance contract is written or bound. The estimates are regularly reviewed and updated taking into account the premium received to date versus the estimate and the age of the estimate. To the extent that the actual premium varies from the estimates, the difference, along with the related loss reserves and underwriting expenses, is recorded in current operations.

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

Deferred Policy Acquisition Costs

Costs of acquiring business are deferred and amortized ratably over the period that the related premiums are recognized as revenue. Such costs (e.g., commission expense, other underwriting expenses and premium taxes) are limited to the incremental direct costs related to the successful acquisition of new or renewal business. The method of computing deferred policy acquisition costs limits the deferral to their estimated net realizable value based on the related unearned premiums and takes into account anticipated losses and loss adjustment expenses, commission expense and operating expenses based on historical and current experience as well as anticipated investment income.

Reserves for Losses and Loss Adjustment Expenses

Unpaid losses and loss adjustment expenses are determined on an individual basis for claims reported on direct business for insureds, from reports received from ceding insurers for insurance assumed from such insurers and on estimates based on Company and industry experience for incurred but not reported (“IBNR”) claims and loss adjustment expenses. Indicated IBNR loss reserves are calculated by our actuaries using several standard actuarial methodologies, including the paid and incurred loss development and the paid and incurred Bornheutter-Ferguson loss methods. Additional analyses, such as frequency/severity analyses, are performed for certain books of business. The provision for unpaid losses and loss adjustment expenses has been established to cover the estimated unpaid cost of claims incurred. Such estimates are regularly reviewed and updated and any resulting adjustments are included in the current year’s results. Management believes that the liability it has recognized for unpaid losses and loss adjustment expenses is a reasonable estimate of the ultimate unpaid claims incurred, however, such provisions are necessarily based on estimates and, accordingly, no representation is made that the ultimate liability will not differ materially from the amounts recorded in the accompanying consolidated financial statements. Losses and loss adjustment expenses are recorded on an undiscounted basis.

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

Goodwill and Other Intangible Assets

Goodwill represents the excess-of-cost of acquiring a business enterprise over the fair value of the net assets acquired. Our Company has also recorded indefinite lived intangible assets related to the acquisition of the remaining non-controlled stamp capacity of Lloyd’s Syndicate 1221. Goodwill and indefinite lived intangible assets are reported at carrying value and are tested for impairment at least annually, and when permitted by the applicable accounting guidance, qualitative factors are assessed to determine whether it is necessary to calculate an asset’s fair value when testing an asset with an indefinite life for impairment. Goodwill and indefinite lived intangible assets are considered impaired if the estimated fair value is less than its carrying value and any impairment loss is measured as the difference between the implied fair value and the carrying value. This Company did not recognize an impairment on goodwill or the indefinite lived intangible assets for any of the years ended December 31, 2014, 2013 and 2012.

As of December 31, 2014, the carrying value of goodwill and indefinite lived intangible assets was $7.0 million, consisting of $2.5 million and $2.4 million of goodwill assigned to NMC and our Lloyd’s Operations, respectively, and $2.1 million of indefinite lived intangible assets assigned to our Lloyd’s Operations. As of December 31, 2013, the carrying value of goodwill and indefinite lived intangible assets was $7.2 million, consisting of $2.5 million and $2.4 million of goodwill assigned to NMC and our Lloyd’s Operations, respectively, and $2.3 million of indefinite lived intangible assets assigned to our Lloyd’s Operations. Changes in the carrying value of the goodwill and indefinite lived intangible assets are due to fluctuations in currency exchange rates between the U.S. dollar and the British pound.

Income Taxes

We apply the asset and liability method of accounting for income taxes whereby deferred assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that, the deferred tax assets will be realized. These reviews include, among other factors, the nature and amount of the taxable income and expense items, the expected timing of when assets will be used or liabilities will be required to be reported, as well as the reliability of historical profitability of businesses expected to provide future earnings. After review, if management determines that the realization of the tax asset does not meet the more likely than not criterion an offsetting valuation allowance is recorded, which reduces net earnings and the deferred tax asset in that period. Additional information regarding our deferred tax assets can be found in Note 7, Income Taxes, in the Notes to Consolidated Financial Statements, included herein.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. The accounting estimates that are viewed by management as critical are those in connection with reserves for losses and loss adjustment expenses, reinsurance recoverables, written and unearned premiums, the recoverability of deferred tax assets, and impairment of invested assets.

Note 2.	Earnings Per Share

The following is a reconciliation of the basic and diluted EPS computations for the years ended December 31, 2014, 2013 and 2012:

	Year Ended December 31,
In thousands, except share and per share amounts	2014	2013	2012
Net income	$95,329	$63,466	$63,762
Basic weighted average shares	14,259,768	14,133,925	14,052,311
Effect of common stock equivalents:
Assumed exercise of stock options and vesting of stock grants	386,601	211,628	275,509

Diluted weighted average shares	14,646,369	14,345,553	14,327,820
Net income per common share:
Basic	$6.69	$4.49	$4.54

Diluted	$6.51	$4.42	$4.45

Note 3.	Segment Information

We classify our business into one corporate segment and two underwriting segments, Insurance Companies and Lloyd’s Operations. Management takes into consideration a wide range of factors in planning the business strategy of the Company and evaluating the results of its operations. The performance of each underwriting segment is based on their underwriting and GAAP results. Underwriting results are measured based on underwriting profit or loss and the related combined ratio, which are both non-GAAP measures of underwriting profitability. Underwriting profit or loss is calculated from net earned premiums, less the sum of net losses and LAE, commission expenses, other operating expenses and other income or expense. The combined ratio is derived by dividing the sum of net losses and LAE, commission expenses, other operating expenses and other underwriting (expense) by net earned premiums. A combined ratio of less than 100% indicates an underwriting profit and greater than 100% indicates an underwriting loss. Each segment maintains its own investments on which it earns income and realizes capital gains or losses. Each segment’s underwriting performance is evaluated separately from the performance of its investment portfolio. The Corporate segment’s results consist of the Parent Company’s investment income, interest expense and related income taxes.

Access to capital also has a significant impact on management’s outlook for the operations. The Insurance Companies’ operations and ability to grow their business and take advantage of market opportunities are constrained by regulatory capital requirements and rating agency assessments of capital adequacy. Similarly, the ability to grow the Lloyd’s Operations is subject to capital and operating requirements of the Lloyd’s and UK regulatory authorities.

The accounting policies used to prepare the segment reporting data for the Company’s segments are the same as those described in the Summary of Significant Accounting Policies in Footnote 1.

Financial data by segment for the years ended December 31, 2014, 2013, and 2012 were as follows:

	Year Ended December 31, 2014
In thousands	Insurance Companies	Lloyd’s Operations	Corporate(1)	Total
Gross written premiums	$1,045,454	$386,899	$—	$1,432,353
Net written premiums	752,773	247,365	—	1,000,138

Net earned premiums	704,574	231,321	—	935,895
Net losses and loss adjustment expenses	(434,396)	(110,833)	—	(545,229)
Commission expenses	(85,137)	(42,558)	2,167	(125,528)
Other operating expenses	(138,675)	(58,150)	—	(196,825)
Other underwriting income (expense)	2,727	35	(2,167)	595

Underwriting profit (loss)	$49,093	$19,815	$—	$68,908

Net investment income	56,714	7,378	76	64,168
Net realized gains (losses)	12,715	97	—	12,812
Call premium on Senior Notes	—	—	—	—
Interest expense	—	—	(15,413)	(15,413)
Other income (expense)	(2,182)	12,243	—	10,061

Income (loss) before income taxes	$116,340	$39,533	$(15,337)	$140,536

Income tax expense (benefit)	36,609	13,885	(5,287)	45,207

Net income (loss)	$79,731	$25,648	$(10,050)	$95,329

Identifiable assets	$3,344,084	$957,795	$162,297	$4,464,176

Losses and loss adjustment expenses ratio	61.7%	47.9%		58.3%
Commission expense ratio	12.1%	18.4%		13.4%
Other operating expense ratio (2)	19.2%	25.1%		20.9%

Combined ratio	93.0%	91.4%		92.6%

(1) - Includes Corporate segment intercompany eliminations.

(2) - Includes Other operating expenses and Other underwriting income (expenses).

	Year Ended December 31, 2013
In thousands	Insurance Companies	Lloyd’s Operations	Corporate(1)	Total
Gross written premiums	$1,002,275	$368,242	$—	$1,370,517
Net written premiums	680,008	207,914	—	887,922

Net earned premiums	639,338	202,601	—	841,939
Net losses and loss adjustment expenses	(415,413)	(103,548)	—	(518,961)
Commission expenses	(81,132)	(34,710)	2,348	(113,494)
Other operating expenses	(119,920)	(44,514)	—	(164,434)
Other income (expense)	2,764	(1,588)	(2,348)	(1,172)

Underwriting profit (loss)	$25,637	$18,241	$—	$43,878

Net investment income	49,083	7,160	8	56,251
Net realized gains (losses)	20,600	(58)	4	20,546
Call premium on Senior Notes	—	—	(17,895)	(17,895)
Interest expense	—	—	(10,507)	(10,507)

Income (loss) before income taxes	$95,320	$25,343	$(28,390)	$92,273

Income tax expense (benefit)	29,965	8,728	(9,886)	28,807

Net income (loss)	$65,355	$16,615	$(18,504)	$63,466

Identifiable assets	$3,077,437	$930,567	$161,448	$4,169,452

Losses and loss adjustment expenses ratio	65.0%	51.1%		61.6%
Commission expense ratio	12.7%	17.1%		13.5%
Other operating expense ratio (2)	18.3%	22.8%		19.7%

Combined ratio	96.0%	91.0%		94.8%

(1) - Includes Corporate segment intercompany eliminations.

(2) - Includes Other operating expenses and Other income.

	Year Ended December 31, 2012
In thousands	Insurance Companies	Lloyd’s Operations	Corporate(1)	Total
Gross written premiums	$921,325	$365,140	$—	$1,286,465
Net written premiums	622,956	210,699	—	833,655

Net earned premiums	571,439	210,525	—	781,964
Net losses and loss adjustment expenses	(417,082)	(80,351)	—	(497,433)
Commission expenses	(81,370)	(42,449)	2,349	(121,470)
Other operating expenses	(113,625)	(45,454)	—	(159,079)
Other income (expense)	3,790	47	(2,349)	1,488

Underwriting profit (loss)	$(36,848)	$42,318	$—	$5,470

Net investment income	46,549	7,551	148	54,248
Net realized gains (losses)	36,468	3,555	193	40,216
Interest expense	—	—	(8,198)	(8,198)

Income (loss) before income taxes	$46,169	$53,424	$(7,857)	$91,736

Income tax expense (benefit)	12,686	18,620	(3,332)	27,974

Net income (loss)	$33,483	$34,804	$(4,525)	$63,762

Identifiable assets	$3,036,489	$928,448	$42,733	$4,007,670

Losses and loss adjustment expenses ratio	73.0%	38.2%		63.6%
Commission expense ratio	14.2%	20.2%		15.5%
Other operating expense ratio (2)	19.2%	21.5%		20.2%

Combined ratio	106.4%	79.9%		99.3%

(1) - Includes Corporate segment intercompany eliminations.

(2) - Includes Other operating expenses and Other income.

The following tables provide additional financial data by segment for the years ended December 31, 2014, 2013 and 2012:

	Year Ended December 31, 2014
In thousands	Insurance Companies	Lloyd’s Operations	Total
Gross written premiums:
Marine	$177,363	$188,107	$365,470
Property casualty	755,059	126,016	881,075
Professional liability	113,032	72,776	185,808

Total	$1,045,454	$386,899	$1,432,353

Net written premiums:
Marine	$123,617	$144,327	$267,944
Property casualty	554,844	55,917	610,761
Professional liability	74,312	47,121	121,433

Total	$752,773	$247,365	$1,000,138

Net earned premiums:
Marine	$123,203	$141,471	$264,674
Property casualty	496,209	51,338	547,547
Professional liability	85,162	38,512	123,674

Total	$704,574	$231,321	$935,895

	Year Ended December 31, 2013
In thousands	Insurance Companies	Lloyd’s Operations	Total
Gross written premiums:
Marine	$171,822	$181,046	$352,868
Property casualty	700,087	129,522	829,609
Professional liability	130,366	57,674	188,040

Total	$1,002,275	$368,242	$1,370,517

Net written premiums:
Marine	$119,837	$134,627	$254,464
Property casualty	462,942	42,334	505,276
Professional liability	97,229	30,953	128,182

Total	$680,008	$207,914	$887,922

Net earned premiums:
Marine	$129,276	$138,690	$267,966
Property casualty	409,480	37,722	447,202
Professional liability	100,582	26,189	126,771

Total	$639,338	$202,601	$841,939

	Year Ended December 31, 2012
In thousands	Insurance Companies	Lloyd’s Operations	Total
Gross written premiums:
Marine	$200,095	$194,423	$394,518
Property casualty	590,741	127,028	717,769
Professional liability	130,489	43,689	174,178

Total	$921,325	$365,140	$1,286,465

Net written premiums:
Marine	$133,210	$143,600	$276,810
Property casualty	390,168	43,824	433,992
Professional liability	99,578	23,275	122,853

Total	$622,956	$210,699	$833,655

Net earned premiums:
Marine	$142,181	$136,898	$279,079
Property casualty	332,782	52,951	385,733
Professional liability	96,476	20,676	117,152

Total	$571,439	$210,525	$781,964

The Insurance Companies net earned premiums include $37.7 million, $44.6 million and $63.9 million of net earned premiums from the U.K. Branch for 2014, 2013 and 2012, respectively.

Note 4.	Investments

The following tables set forth our Company’s cash and investments as of December 31, 2014 and 2013. The tables below include OTTI securities recognized within AOCI.

	December 31, 2014
In thousands	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Amortized Cost
Fixed maturities:
U.S. Treasury bonds, agency bonds and foreign government bonds	$397,923	$3,431	$(5,965)	$400,457
States, municipalities and political subdivisions	541,007	19,204	(558)	522,361
Mortgage-backed and asset-backed securities:
Agency mortgage-backed securities	364,622	8,476	(998)	357,144
Residential mortgage obligations	34,087	1,153	(138)	33,072
Asset-backed securities	206,413	380	(964)	206,997
Commercial mortgage-backed securities	206,318	6,630	(98)	199,786

Subtotal	$811,440	$16,639	$(2,198)	$796,999
Corporate bonds	615,564	13,048	(1,626)	604,142

Total fixed maturities	$2,365,934	$52,322	$(10,347)	$2,323,959
Equity securities - common stocks	127,183	28,520	(1,254)	99,917
Equity securities - preferred stocks	57,112	2,236	(50)	54,926
Short-term investments	179,506	—	(21)	179,527
Cash	90,751	—	—	90,751

Total	$2,820,486	$83,078	$(11,672)	$2,749,080

	December 31, 2013
In thousands	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Amortized Cost
Fixed maturities:
U.S. Treasury bonds, agency bonds and foreign government bonds	$441,685	$2,854	$(8,855)	$447,686
States, municipalities and political subdivisions	460,422	9,298	(13,651)	464,775
Mortgage-backed and asset-backed securities:
Agency mortgage-backed securities	301,274	6,779	(6,016)	300,511
Residential mortgage obligations	41,755	1,212	(161)	40,704
Asset-backed securities	125,133	653	(480)	124,960
Commercial mortgage-backed securities	172,750	7,656	(374)	165,468

Subtotal	$640,912	$16,300	$(7,031)	$631,643
Corporate bonds	504,854	15,402	(3,443)	492,895

Total fixed maturities	$2,047,873	$43,854	$(32,980)	$2,036,999
Equity securities - common stocks	143,954	25,700	(550)	118,804
Short-term investments	296,250	—	—	296,250
Cash	86,509	—	—	86,509

Total	$2,574,586	$69,554	$(33,530)	$2,538,562

As of December 31, 2014 and 2013, fixed maturities for which non-credit OTTI was previously recognized and included in accumulated other comprehensive income are now in an unrealized gains position of $0.7 million and $0.5 million, respectively.

The fair value of our Company’s investment portfolio may fluctuate significantly in response to various factors such as changes in interest rates, investment quality ratings, equity prices, foreign exchange rates and credit spreads. Our Company does not have the intent to sell nor is it more likely than not that it will have to sell fixed maturities in unrealized loss positions that are not other-than-temporarily impaired before recovery. For structured securities, default probability and severity assumptions differ based on property type, vintage and the stress of the collateral. Our Company does not intend to sell any of these securities and it is more likely than not that, our Company will not be required to sell these securities before the recovery of the amortized cost basis. For equity securities, our Company also considers its intent to hold securities as part of the process of evaluating whether a decline in fair value represents an other-than-temporary decline in value. Our Company may realize investment losses to the extent its liquidity needs require the disposition of fixed maturity securities in unfavorable interest rate, liquidity or credit spread environments. Significant changes in the factors our Company considers when evaluating investments for impairment losses could result in a significant change in impairment losses reported in the consolidated financial statements.

The contractual maturity dates for fixed maturities categorized by the number of years until maturity as of December 31, 2014 are shown in the following table:

	December 31, 2014
In thousands	Fair Value	Amortized Cost
Due in one year or less	$63,670	$65,643
Due after one year through five years	765,084	758,064
Due after five years through ten years	356,929	348,195
Due after ten years	368,811	355,058
Mortgage- and asset-backed securities	811,440	796,999

Total	$2,365,934	$2,323,959

Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Due to the periodic repayment of principal, the mortgage-backed and asset-backed securities are estimated to have an effective maturity of approximately 4.4 years.

The following table shows the amount and percentage of our Company’s fixed maturities as of December 31, 2014 by Standard & Poor’s (“S&P”) credit rating or, if an S&P rating is not available, the equivalent Moody’s Investor Services (“Moody’s”) rating. The table includes fixed maturities at fair value, and the total rating is the weighted average quality rating.

	December 31, 2014
In thousands	Rating	Fair Value	Percent of Total
Rating description:
Extremely strong	AAA	$462,603	20%
Very strong	AA	1,090,505	45%
Strong	A	612,131	26%
Adequate	BBB	185,372	8%
Speculative	BB & Below	14,852	1%
Not rated	NR	471	0%

Total	AA	$2,365,934	100%

The following table summarizes all securities in a gross unrealized loss position as of December 31, 2014 and 2013, showing the aggregate fair value and gross unrealized loss by the length of time those securities had continuously been in a gross unrealized loss position as well as the relevant number of securities.

	December 31, 2014			December 31, 2013
In thousands, except # of securities	Number of Securities	Fair Value	Gross Unrealized Loss	Number of Securities	Fair Value	Gross Unrealized Loss
Fixed maturities:
U.S. Treasury bonds, agency bonds, and foreign government bonds
0-6 months	19	$87,915	$1,061	27	$136,360	$1,096
7-12 months	—	—	—	26	149,370	7,759
> 12 months	31	117,683	4,904	—	—	—

Subtotal	50	$205,598	$5,965	53	$285,730	$8,855
States, municipalities and political subdivisions
0-6 months	13	$14,242	$41	28	$40,132	$297
7-12 months	2	2,107	19	104	205,152	12,100
> 12 months	17	37,340	498	6	12,357	1,254

Subtotal	32	$53,689	$558	138	$257,641	$13,651
Agency mortgage-backed securities
0-6 months	4	$14,743	$52	39	$39,458	$434
7-12 months	2	4,138	28	64	77,860	3,768
> 12 months	46	58,301	918	9	22,784	1,814

Subtotal	52	$77,182	$998	112	$140,102	$6,016
Residential mortgage obligations
0-6 months	6	$4,966	$43	3	$431	$2
7-12 months	2	659	7	7	950	29
> 12 months	14	1,728	88	15	2,467	130

Subtotal	22	$7,353	$138	25	$3,848	$161
Asset-backed securities
0-6 months	19	$96,123	$354	14	$75,887	$479
7-12 months	3	14,152	185	1	203	1
> 12 months	3	34,530	425	—	—	—

Subtotal	25	$144,805	$964	15	$76,090	$480
Commercial mortgage-backed securities
0-6 months	4	$18,665	$65	4	$6,712	$31
7-12 months	1	1,076	6	2	15,098	322
> 12 months	3	1,391	27	4	774	21

Subtotal	8	$21,132	$98	10	$22,584	$374
Corporate bonds
0-6 months	52	$179,390	$797	34	$93,591	$717
7-12 months	4	11,071	74	18	55,021	2,726
> 12 months	14	31,126	755	—	—	—

Subtotal	70	$221,587	$1,626	52	$148,612	$3,443

Total fixed maturities	259	$731,346	$10,347	405	$934,607	$32,980

Equity securities - common stocks
0-6 months	6	$9,152	$761	5	$7,387	$422
7-12 months	1	3,887	486	2	3,538	128
> 12 months	1	238	7	—	—	—

	8	$13,277	$1,254	7	$10,925	$550
Equity securities - preferred stocks
0-6 months	7	$6,651	$50	—	$—	$—
7-12 months	—	—	—	—	—	—
> 12 months	—	—	—	—	—	—

	7	$6,651	$50	—	$—	$—

Total equity securities	15	$19,928	$1,304	7	$10,925	$550

As of December 31, 2014 and 2013, the largest unrealized loss by a non-government backed issuer in the investment portfolio was $0.5 million and $1.1 million, respectively.

Our Company analyzes impaired securities quarterly to determine if any are other-than-temporary. The above securities with unrealized losses have been determined to be temporarily impaired based on our evaluation.

For fixed maturities, when assessing whether the amortized cost basis of the security will be recovered, our Company compares the present value of cash flows expected to be collected in relation to the current book value. Any shortfalls of the present value of the cash flows expected to be collected to the amortized cost basis is considered the credit loss portion of OTTI losses and is recognized in earnings. All non-credit losses are recognized as changes in OTTI losses within AOCI.

To determine whether the unrealized loss on structured securities is other-than-temporary, our Company analyzes the projections provided by its investment managers with respect to an expected principal loss under a range of scenarios and utilizes the most likely outcomes. The analysis relies on actual collateral performance measures such as default rate, prepayment rate and loss severity. These assumptions are applied throughout the remaining term of the deal, incorporating the transaction structure and priority of payments, to generate loss adjusted cash flows. Results of the analysis will indicate whether the security is expected ultimately to incur a loss or whether there is a material impact on yield due to either a projected loss or a change in cash flow timing. A break even default rate is also calculated. A comparison of the break even default rate to the actual default rate provides an indication of the level of cushion or coverage to the first dollar principal loss. The analysis applies the stated assumptions throughout the remaining term of the transaction to forecast cash flows, which are then applied through the transaction structure to determine whether there is a loss to the security. For securities in which a tranche loss is present, and the net present value of loss adjusted cash flows is less than book value, impairment is recognized. The output data also includes a number of additional metrics such as average life remaining, original and current credit support, over 60 day delinquency and security rating.

The significant inputs used to measure the amount of credit loss recognized in earnings were actual delinquency rates, default probability assumptions, severity assumptions and prepayment assumptions. Projected losses are a function of both loss severity and probability of default. Default probability and severity assumptions differ based on property type, vintage and the stress of the collateral. Our Company does not intend to sell any of these securities and it is more likely than not that, it will not be required to sell these securities before the recovery of the amortized cost basis.

For equity securities, in general, our Company focuses its attention on those securities with a fair value less than 80% of their cost for six or more consecutive months. If warranted as the result of conditions relating to a particular security, our Company will focus on a significant decline in fair value regardless of the time period involved. Factors considered in evaluating potential impairment include, but are not limited to, the current fair value as compared to cost of the security, the length of time the investment has been below cost and by how much the investment is below cost. If an equity security is deemed to be other-than-temporarily impaired, the cost is written down to fair value with the loss recognized in earnings.

Our Company’s ability to hold securities is supported by sufficient cash flow from its operations and from maturities within its investment portfolio in order to meet its claims payment and other disbursement obligations arising from its underwriting operations without selling such investments. With respect to securities where the decline in value is determined to be temporary and the security’s value is not written down, a subsequent decision may be made to sell that security and realize a loss. Subsequent decisions on security sales are made within the context of overall risk monitoring, changing information and market conditions.

As of December 31, 2014, there were no securities with a fair value that was less than 80% of amortized cost.

The table below summarizes our Company’s activity related to OTTI losses for the periods indicated:

	Year Ended December 31,
	2014		2013		2012
In thousands, except # of securities	Number of Securities	Amount	Number of Securities	Amount	Number of Securities	Amount
Total OTTI losses:
Corporate and other bonds	—	$—	1	$1,822	—	$—
Commercial mortgage-backed securities	—	—	—	—	—	—
Residential mortgage-backed securities	31	(137)	—	—	1	55
Asset-backed securities	—	—	—	—	—	—
Equities	—	—	3	571	3	847

Total	31	$(137)	4	$2,393	4	$902

Less: Portion of loss in accumulated other comprehensive income (loss):
Corporate and other bonds		$—		$—		$—
Commercial mortgage-backed securities		—		—		—
Residential mortgage-backed securities		(137)		—		44
Asset-backed securities		—		—		—
Equities		—		—		—

Total		$(137)		$—		$44

Impairment losses recognized in earnings:
Corporate and other bonds		$—		$1,822		$—
Commercial mortgage-backed securities		—		—		—
Residential mortgage-backed securities		—		—		11
Asset-backed securities		—		—		—
Equities		—		571		847

Total		$—		$2,393		$858

The following table summarizes the cumulative amounts related to our Company’s credit loss portion of the OTTI losses on fixed maturities for the years ended December 31, 2014, 2013 and 2012. Our Company does not intend to sell and it is more likely than not that it will not be required to sell, the securities prior to recovery of the amortized cost basis and for which the non-credit loss portion is included in AOCI.

	Year Ended December 31,
In thousands	2014	2013	2012
Beginning balance	$5,154	$3,332	$3,321
Additions for credit loss impairments recognized in the current period on securities not previously impaired	—	1,822	—
Additions for credit loss impairments recognized in the current period on securities previously impaired	—	—	11
Reductions for credit loss impairments previously recognized on securities sold during the period	(2,793)	—	—

Ending balance	$2,361	$5,154	$3,332

The contractual maturity dates for fixed maturities categorized by the number of years until maturity, with a gross unrealized loss as of December 31, 2014 is presented in the following table:

	December 31, 2014
	Gross Unrealized Losses		Fair Value
In thousands	Amount	Percent of Total	Amount	Percent of Total
Due in one year or less	$2,638	25%	$21,919	3%
Due after one year through five years	3,791	37%	334,046	46%
Due after five years through ten years	1,562	15%	103,376	14%
Due after ten years	158	2%	21,533	3%
Mortgage- and asset-backed securities	2,198	21%	250,472	34%

Total	$10,347	100%	$731,346	100%

Our Company’s net investment income was derived from the following sources:

	Year Ended December 31,
In thousands	2014	2013	2012
Fixed maturities	$57,219	$53,898	$58,995
Equity securities	9,036	4,835	3,945
Short-term investments	911	774	1,694

Total investment income	67,166	59,507	64,634
Investment expenses	(2,998)	(3,256)	(10,386)

Net investment income	$64,168	$56,251	$54,248

Investment expenses for the year ended December 31, 2012 include $4.5 million of interest expense related to the settlement of a dispute with Equitas over foregone interest on amounts that were due on certain reinsurance contracts. In the dispute Equitas alleged that we failed to make timely payments to them under certain reinsurance agreements in connection with subrogation recoveries received by our Company with respect to several catastrophe losses that occurred in the late 1980’s and early 1990’s. In addition, investment expenses for the year ended December 31, 2012 includes a $2.8 million investment performance fee.

The change in net unrealized gains and losses, inclusive of the change in the non-credit portion of OTTI losses, consisted of:

	Year Ended December 31,
In thousands	2014	2013	2012
Fixed maturities	$31,080	$(76,194)	$15,709
Equity securities	4,302	8,857	(5,989)

Gross unrealized gains (losses)	35,382	(67,337)	9,720
Deferred income tax	12,197	(23,565)	3,418

Change in net unrealized gains (losses), net	$23,185	$(43,772)	$6,302

Realized gains and losses, excluding net OTTI losses recognized in earnings, for the periods indicated, were as follows:

	Year Ended December 31,
In thousands	2014	2013	2012
Fixed maturities:
Gains	$8,326	$8,539	$28,789
Losses	(2,610)	(2,797)	(1,915)

Fixed maturities, net	$5,716	$5,742	$26,874
Equity securities:
Gains	$9,447	$17,955	$14,673
Losses	(2,351)	(758)	(473)

Equity securities, net	$7,096	$17,197	$14,200

Net realized gains (losses)	$12,812	$22,939	$41,074

The following tables present, for each of the fair value hierarchy levels as defined by the accounting guidance for fair value measurements and described below, our Company’s fixed maturities and equity securities by asset class that are measured at fair value on a recurring basis as of December 31, 2014 and 2013:

	December 31, 2014
In thousands	Level 1	Level 2	Level 3	Total
Fixed maturities:
U.S. Treasury bonds, agency bonds and foreign government bonds	$146,904	$251,019	$—	$397,923
States, municipalities and political subdivisions	—	541,007	—	541,007
Mortgage-backed and asset-backed securities:				—
Agency mortgage-backed securities	—	364,622	—	364,622
Residential mortgage obligations	—	34,087	—	34,087
Asset-backed securities	—	206,413	—	206,413
Commercial mortgage-backed securities	—	206,318	—	206,318

Subtotal	$—	$811,440	$—	$811,440
Corporate bonds	—	615,564	—	615,564

Total fixed maturities	$146,904	$2,219,030	$—	$2,365,934
Equity securities - common stocks	127,183		—	127,183
Equity securities - preferred stocks	—	57,112	—	57,112

Total	$274,087	$2,276,142	$—	$2,550,229

	December 31, 2013
In thousands	Level 1	Level 2	Level 3	Total
Fixed maturities:
U.S. Treasury bonds, agency bonds and foreign government bonds	$242,379	$199,306	$—	$441,685
States, municipalities and political subdivisions	—	460,422	—	460,422
Mortgage-backed and asset-backed securities:				—
Agency mortgage-backed securities	—	301,274	—	301,274
Residential mortgage obligations	—	41,755	—	41,755
Asset-backed securities	—	125,133	—	125,133
Commercial mortgage-backed securities	—	172,750	—	172,750

Subtotal	$—	$640,912	$—	$640,912
Corporate bonds	—	500,447	4,407	504,854

Total fixed maturities	$242,379	$1,801,087	$4,407	$2,047,873
Equity securities - common stocks	143,954	—	—	143,954

Total	$386,333	$1,801,087	$4,407	$2,191,827

The fair value of financial instruments is determined based on the following fair value hierarchy:

Level 1 – Quoted prices for identical instruments in active markets. Examples are listed equity and fixed income securities traded on an exchange. U.S. Treasury securities are reported as level 1 and are valued based on unadjusted quoted prices for identical assets in active markets that our Company can access.

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

Our Company did not have any significant transfers between Level 1 and 2 for the years ended December 31, 2014 and 2013.

Our Company did not have any Level 3 assets for the year ended December 31, 2014.

During 2014, one security was transferred from Level 3 to Level 2 as our Company was able to obtain a price from a vendor, in which all significant inputs to the model are observable in active markets.

The following tables present a reconciliation of the beginning and ending balances for all investments measured at fair value using Level 3 inputs for the years ended December 31, 2014 and 2013. For the year ended December 31, 2012, our Company did not have any Level 3 assets.

	Year Ended December 31, 2014
In thousands	Beginning Balance	Realized Gains (Losses)	Unrealized Gains (Losses)	Purchase	Sales	Settlements	Transfers into Level 3	Transfers out of Level 3	Ending
Assets:
Corporate Bond	$4,407	$—	$—	$—	$—	$—	$—	$(4,407)	$—

Total assets	$4,407	$—	$—	$—	$—	$—	$—	$(4,407)	$—

	Year Ended December 31, 2013
In thousands	Beginning Balance	Realized Gains (Losses)	Unrealized Gains (Losses)	Purchase	Sales	Settlements	Transfers into Level 3	Transfers out of Level 3	Ending
Assets:
Commercial
Mortgage	$—	$—	$(42)	$4,660	$(211)	$—	$—	$—	$4,407

Total assets	$—	$—	$(42)	$4,660	$(211)	$—	$—	$—	$4,407

In 2013 the Level 3 security was valued using unobservable inputs based on a proxy of a security of similar duration in which market quotations are available.

As of December 31, 2014 and 2013, our Company’s restricted net assets in support of the underwriting activities of the Insurance Companies and Lloyd’s Operations were $523.4 million and $520.9 million, respectively, consisting of fixed maturities, short term investments and cash. Refer to Note 13, Dividends and Statutory Financial Information, for additional information on the nature and type of restricted net assets.

As of December 31, 2014 and 2013, our Company did not have a concentration of greater than 5% of invested assets in a single non-U.S. government-backed issuer.

Note 5.	Reserves for Losses and Loss Adjustment Expenses

Insurance companies and Lloyd’s syndicates are required to maintain reserves for unpaid losses and unpaid loss adjustment expenses for all lines of business. These reserves are intended to cover the probable ultimate cost of settling all losses incurred and unpaid, including those incurred but not reported. The determination of reserves for losses and LAE for the Insurance Companies and the Lloyd’s Operations is dependent upon the receipt of information from the agents and brokers, which produce the insurance business for us. Generally, there is a lag between the time premiums are written and related losses and loss adjustment expenses are incurred, and the time such events are reported to the agents and brokers and, subsequently, the Insurance Companies and the Lloyd’s Operations.

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

Total loss reserves are estimates of what the insurer or reinsurer expects to pay on claims, based on facts and circumstances then known. It is possible that the ultimate liability may exceed or be less than such estimates. In setting our loss reserve estimates, we review statistical data covering several years, analyze patterns by line of business and consider several factors including trends in claims frequency and severity, changes in operations, emerging economic and social trends, inflation and changes in the regulatory and litigation environment. Using the aforementioned actuarial methods and different underlying assumptions, our actuaries produce a number of point estimates for each class of business. After reviewing the appropriateness of the underlying assumptions, management selects the carried reserve for each class of business. The numerous factors that contribute to the inherent uncertainty in the process of establishing loss reserves include: interpreting loss development activity, emerging economic and social trends, inflation, changes in the regulatory and judicial environment and changes in our operations, including changes in underwriting standards and claims handling procedures. During the loss settlement period, which, in some cases, may last several years, additional facts regarding individual claims may become known and, accordingly, it often becomes necessary to refine and adjust the estimates of liability on a claim upward or downward. Such estimates are regularly reviewed and updated and any resulting adjustments are included in the current year’s income statement. Even then, the ultimate liability may exceed or be less than the revised estimates. The reserving process is intended to provide implicit recognition of the impact of inflation and other factors affecting loss payments by taking into account changes in historical payment patterns and perceived probable trends. There is generally no precise method for the subsequent evaluation of the adequacy of the consideration given to inflation, or to any other specific factor, because the eventual strengthening or release of reserves is affected by many factors, some of which are interdependent. To the extent that reserves are strengthened or released, the amount of such strengthening or release is treated as a charge or credit to earnings in the period in which the strengthening or release is recognized.

The following table summarizes our Company’s reserves for losses and LAE activity for the years ended December 31, 2014, 2013 and 2012:

	Year Ended December 31,
In thousands	2014	2013	2012
Net reserves for losses and LAE at beginning of year	$1,222,633	$1,216,909	$1,237,234
Provision for losses and LAE for claims occurring in the current year	601,041	520,227	542,724
Increase (decrease) in estimated losses and LAE for claims occurring in prior years	(55,812)	(1,266)	(45,291)

Incurred losses and LAE	545,229	518,961	497,433
Losses and LAE paid for claims occurring during:
Current year	(164,199)	(147,758)	(110,373)
Prior years	(295,527)	(365,479)	(407,385)

Losses and LAE payments	(459,726)	(513,237)	(517,758)

Net reserves for losses and LAE at end of year	1,308,136	1,222,633	1,216,909
Reinsurance recoverables on unpaid losses and LAE	851,498	822,438	880,139

Gross reserves for losses and LAE at end of year	$2,159,634	$2,045,071	$2,097,048

The segment and line of business breakdowns of prior period net reserve strengthening (releases) for the years ended December 31, 2014, 2013 and 2012 are as follows:

	Year Ended December 31,
In thousands	2014	2013	2012
Insurance Companies:
Marine	$(41,388)	$(15,227)	$(10,010)
Property Casualty	14,612	18,466	4,293
Professional Liability	(3,536)	10,191	7,613

Insurance Companies	$(30,312)	$13,430	$1,896

Lloyd’s Operations:
Marine	$(21,336)	$(2,998)	$(30,735)
Property Casualty	(1,500)	(14,574)	(6,890)
Professional Liability	(2,664)	2,876	(9,562)

Lloyd’s Operations	$(25,500)	$(14,696)	$(47,187)

Total strengthening (releases)	$(55,812)	$(1,266)	$(45,291)

The following is a discussion of relevant factors related to the $55.8 million prior period net reserve releases recorded for the year ended December 31, 2014:

The Insurance Companies recorded $30.3 million of net prior year reserve releases, primarily driven by our Marine business, in connection with $41.4 million of net favorable loss emergence due to a lesser amount of large losses and improved underwriting over the past couple of years across all core product lines, inclusive of $13.4 million from Marine Liability, $7.2 million from Craft/Fishing vessels, $6.4 million from P&I, $4.7 million from Inland Marine, $1.1 million from Bluewater Hull and $0.7 million from Cargo.

The Insurance Companies’ Marine reserve releases were partially offset by $14.6 million of net reserve strengthening from our Property Casualty business which is driven by $23.2 million of prior year reserve strengthening from our Primary Casualty division resulting entirely from unfavorable activity on pre-2010 California construction defect liability claims, partially offset by $6.1 million of reserve releases due to favorable loss emergence from our Excess Casualty division.

The Insurance Companies’ Professional Liability business recorded $3.5 million of net prior year reserve releases primarily driven by $4.5 million of favorable loss emergence from our Management Liability division due to a cash settlement of a contract dispute with a former third party administrator, partially offset by unfavorable loss emergence from our Errors and Omissions (“E&O”) division due to our small lawyers’ product lines, which are in runoff.

The Lloyds Operations recorded $25.5 million of net prior year reserve releases primarily driven by $21.3 million of Marine releases in connection with favorable loss emergence across all core product lines, inclusive of $11.0 million from Marine Liability, $3.7 million from Specie, $1.3 million from Transport, $1.0 million from Cargo, $2.3 million from Energy Liability and $2.0 million from Marine Assumed.

The Lloyd’s Operations Property Casualty line recorded prior year releases of $1.5 million due to favorable loss emergence on our Onshore Energy book. Additionally, the Professional Liability business reserve releases on older underwriting years (“UWYs”) was due to favorable loss emergence on both our E&O book by $1.0 million and Excess D&O by $1.7 million.

The following is a discussion of relevant factors related to the $1.3 million prior period net reserve releases recorded for the year ended December 31, 2013:

The Insurance Companies recorded $13.4 million of net strengthening primarily driven by our Property Casualty and Professional Liability businesses. Within the Property Casualty business, we reported net prior period reserve strengthening of $18.5 million, which includes $13.2 million of net strengthening from our Assumed Reinsurance division mostly attributable to our excess-of-loss A&H treaty lines in connection with UWYs 2012 and 2011, $10.4 million of strengthening from our Primary Casualty division related to our general liability coverage for general and artisan contractors, and a total of $2.1 million of strengthening for business in run-off. The aforementioned net prior period reserve strengthening was partially offset by $8.0 million of net prior period reserve releases from our Energy & Engineering division in connection with favorable emergence on our Offshore Energy lines written by our UK Branch.

Our Insurance Companies Professional Liability business reported net prior period reserve strengthening of $10.2 million largely attributable to $6.1 million reserve strengthening from our Management Liability division related to specific large claims for UWYs 2010 and prior, and $4.4 million reserve strengthening from our E&O division related to specific large claims from our insurance agents, miscellaneous Professional Liability, and small lawyer lines from UWYs 2011 and prior.

The aforementioned net prior period reserve strengthening from our Insurance Companies Property Casualty and Professional Liability were partially offset by $15.2 million of net reserve releases from our Insurance Companies Marine business in connection with favorable emergence from our Marine Liability lines for UWYs 2012 and prior.

Our Lloyd’s Operations recorded $14.7 million of net reserve releases driven by our Property Casualty and Marine businesses partially offset by strengthening in our Professional Liability business. Within our Lloyd’s Operations Property Casualty business, we reported net prior period reserve releases of $14.6 million primarily from our Energy & Engineering division. Within our Lloyd’s Operations Marine business, we reported prior period reserve releases of $3.0 million driven by our Marine Liability product. Within our Lloyd’s Operations Professional Liability business, we reported strengthening of $2.9 million, inclusive of $6.1 million of strengthening in our E&O division partially offset by $3.2 million of favorable emergence from our Management Liability division.

The following is a discussion of relevant factors related to the $45.3 million prior period net reserve releases recorded for the year ended December 31, 2012:

The Insurance Companies recorded $1.9 million net strengthening. The Marine business had $10.0 million of net reserve releases, which were primarily driven by:

•	An IBNR adjustment of $4.0 million to reflect the actual emergence of claims for UWY 2010, which was more favorable than the expected emergence.

•	Case reserve releases of $3.4 million due to the favorable settlement of several large losses; and

•	A favorable IBNR adjustment of $2.6 million attributable to changes in our assumptions for salvage and subrogation from our short tail Marine lines that was based on our observation of a consistent and persistent historical pattern of favorable savings attributable to salvage and subrogation.

The Marine reserve releases were partially offset by net strengthening of $7.6 million from the small lawyer and accountants lines within our Professional Liability business. This strengthening was primarily driven by several large losses that caused the actual claims emergence for these lines to exceed the expected losses. We also incurred net reserve strengthening of $4.3 million within our Property Casualty segment, which were primarily attributable to two large hemophiliac claims from UWY 2011 arising from our A&H product lines.

Our Lloyd’s Operations recorded $47.2 million of net prior period reserve releases across all businesses and divisions. In connection with our Company’s implementation of the Solvency II technical provisions in its Lloyd’s Operations, our Company’s actuaries undertook a comprehensive review during 2012 of the historical claims emergence patterns for all lines of business underwritten through Syndicate 1221. As a result of this review, our Company updated the loss emergence patterns used to project ultimate losses for all such lines of business, aligning these loss emergence factors with the historical median. This caused a reduction in ultimate loss estimates for all Lloyd’s Operations segments other than certain lines of business in Property Casualty segment, which increased. The Lloyd’s Operations also experienced significant reserve redundancies in several large claims. The amount of reserve redundancies attributable to these settlements was $5.0 million, consisting of $4.1 million from the Marine business and $0.9 million from Professional Liability business. A summary of the resulting prior period redundancies for each business within our Lloyd’s Operations by prior UWY is set forth below:

In thousands	Marine	Property Casualty	Professional Liability	Total
2010	$3,492	$378	$1,157	$5,027
2009	14,792	4,170	6,072	25,034
2008 and Prior	12,451	2,342	2,333	17,126

Total Redundancy	$30,735	$6,890	$9,562	$47,187

Management believes that the reserves for losses and loss adjustment expenses are adequate to cover the ultimate cost of losses and loss adjustment expenses on reported and unreported claims. We continue to review our reserves on a regular basis.

Note 6.	Ceded Reinsurance

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

Our Company’s ceded earned premiums were $440.7 million, $456.0 million and $396.6 million for the years ended December 31, 2014, 2013 and 2012, respectively.

Our Company’s ceded incurred losses were $230.2 million, $188.7 million and $262.6 million for the years ended December 31, 2014, 2013 and 2012, respectively.

We have established a reserve for uncollectible reinsurance in the amount of $11.3 million as of December 31, 2014 and 2013, which was determined by considering reinsurer specific default risk as indicated by their financial strength ratings as well as additional default risk for Asbestos and Environmental related recoverables. Actual uncollectible reinsurance could exceed or be less than our estimate.

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

The credit quality distribution of our Company’s reinsurance recoverables of $1.1 billion as of December 31, 2014 for ceded paid and unpaid losses and LAE and ceded unearned premiums based on insurer financial strength ratings from A.M. Best or S&P were as follows:

In thousands	Rating	Carrying Value (2)	Percent of Total
A.M. Best Rating description (1):
Superior	A++, A+	$575,205	50%
Excellent	A, A-	547,314	48%
Very good	B++, B+	8,483	1%
Fair	B, B-	—	0%
Not rated	NR	9,694	1%

Total		$1,140,696	100%

(1)	-	When an A.M. Best rating is unavailable, the equivalent S&P rating is used.
(2)	-	The carrying value is comprised of prepaid reinsurance premium as well as reinsurance recoverables on paid and unpaid losses which are net of the reserve for uncollectible reinsurance.

Our Company holds collateral of $202.0 million, which consists of $152.8 million in ceded balances payable, $43.1 million in letters of credit and $6.1 million of funds held and trust account balances, all of which are held by our Insurance Companies and Lloyd’s Operations. In total, the collateral represents 17.7% of the carrying value of the reinsurance recoverables. Collateral of $5.2 million or 53.6% of the carrying value is held for NR rated reinsurance recoverables.

The following table lists our Company’s 20 largest reinsurers measured by the amount of reinsurance recoverable for ceded losses and LAE and ceded unearned premium (constituting 75.7% of the total recoverable), together with the reinsurance recoverable and collateral as of December 31, 2014, and the reinsurers’ ratings from A.M. Best or S&P:

In thousands	Unearned Premium	Paid/Unpaid Losses	Total (1)	Collateral Held	A.M. Best	S&P
National Indemnity Company	$25,202	$117,562	$142,764	$22,069	A++	AA+
Everest Reinsurance Company	21,573	75,063	96,636	7,326	A+	A+
Swiss Reinsurance America Corporation	22,815	73,305	96,120	14,587	A+	AA-
Transatlantic Reinsurance Company	11,916	74,072	85,988	4,038	A	A+
Munich Reinsurance America Inc.	11,366	58,768	70,134	5,539	A+	AA-
Allied World Reinsurance	9,048	37,088	46,136	1,666	A	A
Lloyd’s Syndicate #2003	4,399	35,123	39,522	5,191	A	A+
Partner Reinsurance Europe	10,986	25,409	36,395	16,052	A+	A+
Employers Mutual Casualty Company	11,928	21,851	33,779	10,935	A	NR
Scor Global P&C SE	10,190	17,572	27,762	5,558	A	A+
Ace Property and Casualty Insurance Company	11,165	12,741	23,906	2,907	A++	AA
Tower Insurance Company	—	21,509	21,509	2,455	A-	NR
Aspen Insurance UK Ltd.	8,928	11,227	20,155	4,869	A	A
Ironshore Indemnity Inc.	6,234	13,395	19,629	8,645	A	NR
Validus Reinsurance Ltd.	2,020	16,873	18,893	10,975	A	A
Atlantic Specialty Insurance	2,542	15,812	18,354	—	A	A-
QBE Reinsurance Corp	2,636	15,539	18,175	—	A	A+
National Union Fire Ins.	8,067	8,459	16,526	6,158	A	A+
Endurance Reinsurance Corporation	5,695	9,936	15,631	1,337	A	A
Odyssey American Reinsurance Corporation	3,506	11,650	15,156	1,604	A	A-

Top 20	$190,216	$672,954	$863,170	$131,911
Others	47,635	229,891	277,526	70,065

Total	$237,851	$902,845	$1,140,696	$201,976

(1) - Net of reserve for uncollectible reinsurance of approximately $11.3 million.

Approximately 21% of the collateral held consists of letters of credit obtained from reinsurers in accordance with New York Insurance Regulation Nos. 20 and 133. Regulation 20 requires collateral to be held by the ceding company from reinsurers not licensed in New York State in order for the ceding company to take credit for the reinsurance recoverables on its statutory balance sheet. The specific requirements governing the letters of credit are contained in Regulation 133 and include a clean and unconditional letter of credit and an “evergreen” clause which prevents the expiration of the letter of credit without due notice to our Company. Only banks considered qualified by the National Association of Insurance Commissioners (“NAIC”) may be deemed acceptable issuers of letters. In addition, based on our credit assessment of the reinsurer, there are certain instances where we require collateral from a reinsurer even if the reinsurer is licensed in New York State, generally applying the requirements of Regulation No. 133. The contractual terms of the letters of credit require that access to the collateral is unrestricted. In the event that the counterparty to our collateral would be deemed not qualified by the NAIC, the reinsurer would be required by agreement to replace such collateral with acceptable security under the reinsurance agreement. There is no assurance, however, that the reinsurer would be able to replace the counterparty bank in the event such counterparty bank becomes unqualified and the reinsurer experiences significant financial deterioration. Under such circumstances, we could incur a substantial loss from uncollectible reinsurance from such reinsurer. In November 2010, Regulation No. 20 was amended to provide the New York Superintendent of Financial Services (the “New York Superintendent”) discretion to allow a reduction in collateral that qualifying reinsurers must post in order for New York domestic ceding insurers such as Navigators Insurance Company and Navigators Specialty Insurance Company to receive full financial statement credit. The “collateral required” percentages range from 0% – 100%, are based upon the New York Superintendent’s evaluation of a number of factors, including the reinsurer’s financial strength ratings, and apply to contracts entered into, renewed or having an anniversary date on or after January 1, 2011. In November 2011, the NAIC adopted similar amendments to its Credit for Reinsurance Model Act that would apply to certain non-U.S. reinsurers. States will have the option to retain a 100% funding requirement if they so choose and it remains to be seen whether and when states will amend their credit for reinsurance laws and regulations in accordance with such model act.

As of December 31, 2014, the reinsurance recoverables for paid and unpaid losses due from reinsurers in connection with all catastrophic losses was $43.3 million. Included in this figure is $25.4 million for Superstorm Sandy and $7.3 million for the 2008 Hurricanes. As of December 31, 2013, the reinsurance recoverables for paid and unpaid losses due from reinsurers in connection with all catastrophic losses was $46.5 million. Included in this figure is $30.7 million for Superstorm Sandy and $3.3 million for the 2008 Hurricanes.

The following table summarizes the components of Net Written Premium:

	Year Ended December 31,
In thousands	2014	2013	2012
Direct	$1,184,538	$1,127,331	$1,034,658
Assumed	247,815	243,187	251,807
Ceded	(432,215)	(482,596)	(452,810)

Net Written Premiums	$1,000,138	$887,922	$833,655

The following table summarizes the components of Net Earned Premium:

	Year Ended December 31,
In thousands	2014	2013	2012
Direct	$1,133,336	$1,069,677	$972,844
Assumed	243,215	228,247	205,759
Ceded	(440,656)	(455,985)	(396,639)

Net Earned Premiums	$935,895	$841,939	$781,964

The following table summarizes the components of Net Losses and LAE incurred:

	Year Ended December 31,
In thousands	2014	2013	2012
Direct	$631,730	$552,381	$608,945
Assumed	143,681	155,313	151,137
Ceded	(230,182)	(188,733)	(262,649)

Net Losses and LAE	$545,229	$518,961	$497,433

Note 7.	Income Taxes

Our Company is subject to the tax laws and regulations of the United States (“U.S.”) and the foreign countries in which it operates. Our Company files a consolidated U.S. Federal tax return, which includes all domestic subsidiaries and the U.K. Branch. The income from the foreign operations is designated as either U.S. connected income or non-U.S. connected income. Lloyd’s is required to pay U.S. income tax on U.S. connected income written by Lloyd’s syndicates. Lloyd’s and the Internal Revenue Service (“IRS”) have entered into an agreement whereby the amount of tax due on U.S. connected income is calculated by Lloyd’s and remitted directly to the IRS. These amounts are then charged to the corporate member in proportion to its participation in the relevant syndicates. Our Company’s corporate member is subject to this agreement and receives U.K. tax credits in the U.K. for any U.S. income tax incurred up to the U.K. income tax charged on the U.S. connected income. The non-U.S. connected insurance income would generally constitute taxable income under the Subpart F income section of the U.S. Internal Revenue Code (“Subpart F”) since less than 50% of Syndicate 1221’s premiums are derived within the U.K. and would therefore be subject to U.S. taxation when the Lloyd’s year of account closes. Taxes are accrued at a 35% rate on our Company’s foreign source insurance income and foreign tax credits, where available, are utilized to offset U.S. tax as permitted. Our Company’s effective tax rate for Syndicate 1221 taxable income could substantially exceed 35% to the extent our Company is unable to offset U.S. taxes paid under Subpart F tax regulations with U.K. tax credits on future underwriting year distributions. U.S. taxes are not accrued on the earnings of our Company’s foreign agencies as these earnings are subject to the active financing exception and are not includable as Subpart F income. Certain provisions of Subpart F expired for years after December 31, 2014; therefore, these earnings will be taxable in the U.S. at the 35% tax rate beginning January 1, 2015.

The components of current and deferred income tax expense (benefit) are as follows:

	Year Ended December 31,
In thousands	2014	2013	2012
Current income tax expense (benefit):
Federal and foreign	$27,290	$23,703	$39,242
State and local	1,036	446	146

Subtotal	28,326	24,149	39,388

Deferred income tax expense (benefit):
Federal and foreign	16,881	4,658	(11,414)
State and local	—	—	—

Subtotal	16,881	4,658	(11,414)

Total income tax expense (benefit)	$45,207	$28,807	$27,974

A reconciliation of total income taxes applicable to pre-tax operating income and the amounts computed by applying the federal statutory income tax rate to the pre-tax operating income were as follows:

	Year Ended December 31,
In thousands	2014		2013		2012
Computed expected tax expense	$49,187	35.0%	$32,299	35.0%	$32,109	35.0%
Tax-exempt interest	(4,771)	-3.4%	(3,839)	-4.2%	(4,443)	-4.8%
Dividends received deduction	(1,257)	-0.9%	(897)	-1.0%	(799)	-0.9%
Proration of DRD and Tax-exempt interest	904	0.6%	710	0.8%	786	0.9%
Current state and local income taxes, net of federal income tax deduction	674	0.5%	290	0.3%	95	0.1%
Other	470	0.3%	244	0.3%	226	0.2%

Actual tax expense and rate	$45,207	32.2%	$28,807	31.2%	$27,974	30.5%

The tax effects of temporary differences that give rise to federal, foreign, state and local deferred tax assets and deferred tax liabilities were as follows:

	December 31,
In thousands	2014	2013
Deferred tax assets:
Loss reserve discount	$24,820	$27,822
Unearned premiums	29,080	25,706
Compensation related	10,586	6,782
State and local net deferred tax assets	777	555
Other	1,834	3,889

Total gross deferred tax assets	67,097	64,754
Less: Valuation allowance	(777)	(555)

Total deferred tax assets	$66,320	$64,199

Deferred tax liabilities:
Net unrealized gains/losses on securities	(24,832)	(9,119)
Deferred acquisition costs	(22,120)	(19,258)
Lloyd’s year of account deferral	(13,578)	(4,381)
Net unrealized foreign exchange	(4,470)	(3,516)
Other	(2,787)	(4,119)

Total deferred tax liabilities	$(67,787)	$(40,393)

Net deferred income tax asset (liability)	$(1,467)	$23,806

Our Company has not provided for U.S. income taxes on approximately $22.6 million of undistributed earnings of its non-U.S. subsidiaries since it is intended that those earnings will be reinvested indefinitely in those subsidiaries. If a future determination is made that those earnings no longer are intended to be reinvested indefinitely in those subsidiaries, U.S. income taxes of approximately $2.3 million, assuming all foreign tax credits are realized, would be included in the tax provision at that time and would be payable if those earnings were distributed to our Company.

Unrecognized tax benefits are differences between tax positions taken in the tax returns and benefits recognized in the financial statements. Our Company has no unrecognized tax benefits as of December 31, 2014 and 2013. Our Company did not incur any interest or penalties related to unrecognized tax benefits for the years ended December 31, 2014 and 2013. Our Company currently is under examination by the IRS for taxable years 2010, 2011, and 2012 and generally is subject to U.S. Federal, state or local or foreign tax examinations by tax authorities for 2009 and subsequent years.

Our Company recorded income tax expense of $45.2 million for the year ended December 31, 2014 compared to $28.8 million for the same period in 2013, resulting in an effective tax rate of 32.2% for the year ended December 31, 2014 and 31.2% for the comparable periods in 2013.

Our Company had state and local deferred tax assets amounting to potential future tax benefits of $0.8 million and $0.6 million as of December 31, 2014 and 2013, respectively. Included in the deferred tax assets are state and local net operating loss carry-forwards of $0.0 million as of December 31, 2014 and $0.1 million for December 31, 2013. A valuation allowance was established for the full amount of these potential future tax benefits due to the uncertainty associated with their realization. Our Company’s state and local tax carry-forwards as of December 31, 2014 expire from 2024 to 2032.

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that, the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, tax planning strategies and anticipated future taxable income in making this assessment and believes it is more likely than not that our Company will realize the benefits of its deductible differences as of December 31, 2014, net of any valuation allowance.

Note 8.	Credit Facilities

On November 6, 2014 NUAL entered into a credit facility for $8.0 million Australian Dollars with Barclays Bank PLC to fund its participation in Syndicate 1221. The facility is used to fund Australian underwriting obligations for the 2014 and prior underwriting years. The facility contains customary covenants for facilities of this type, including a restriction on future encumbrances that are outside the ordinary course of business, and a requirement to maintain at least £75 million of Funds at Lloyd’s. Interest is payable on the facility at a rate of 2% per annum above a floating rate tied to the average mid-rate for Australian bills of exchange administered by the Australian Financial Markets Association. The facility may be cancelled by either party after providing written notice. As of December 31, 2014, our Company was in compliance with all covenants.

On November 24, 2014, our Company entered into a $175 million credit facility agreement with ING Bank N.V., London Branch, individually and as Administrative Agent, and a syndicate of lenders. The new credit facility amended and restated a $165 million letter of credit facility entered into by the parties on November 22, 2012. The credit facility, which is denominated in U.S. dollars, is utilized to fund participation in Syndicate 1221 through letters of credit for the 2015 and 2016 underwriting years, as well as open prior years. The letters of credit issued under the facility can be denominated in British pounds and their aggregate face amount will fluctuate based on exchange rates. If any letters of credit remain outstanding under the facility after December 31, 2016, our Company would be required to post additional collateral to secure the remaining letters of credit. As of December 31, 2014, letters of credit with an aggregate face amount of $149.4 million were outstanding under the credit facility and our Company had $1.0 million of cash collateral posted.

This credit facility contains customary covenants for facilities of this type, including restrictions on indebtedness and liens, limitations on mergers, dividends and the sale of assets, and requirements as to maintaining certain consolidated tangible net worth, statutory surplus and other financial ratios. The credit facility also provides for customary events of default, including failure to pay principal, interest or fees when due, failure to comply with covenants, any representation or warranty made by our Company being false in any material respect, default under certain other indebtedness, certain insolvency or receivership events affecting our Company and its subsidiaries, the occurrence of certain material judgments, or a change in control of our Company. The letter of credit facility is secured by a pledge of the stock of certain insurance subsidiaries of our Company. To the extent, the aggregate face amount issued under the credit facility exceeds the commitment amount; our Company is required to post collateral with the lead bank of the consortium. Our Company was in compliance with all covenants under the credit facility as of December 31, 2014 and our Company had $1.0 million of cash collateral posted.

The applicable fee rate payable under the credit facility are based on a tiered schedule that is based on our Company’s then-current financial strength ratings issued by S&P and A.M. Best and the amount of our Company’s own collateral utilized to fund its participation in Syndicate 1221.

Note 9.	Senior Notes

On October 4, 2013, our Company completed a public debt offering of $265 million principal amount of 5.75% Senior Notes (“5.75% Senior Notes”) and received net proceeds of $263 million. The Principal amount of the 5.75% Senior Notes is payable in one single installment on October 15, 2023. Our Company used a portion of the proceeds of the 5.75% Senior Notes for the redemption of the 7.0% Senior Notes due May 1, 2016 (“7.0% Senior Notes”). Our Company incurred a charge of $17.9 million for the payment of call premium in connection with the redemption of the 7.0% Senior Notes. The 5.75% Senior Notes Liability as of December 31, 2014 and 2013 was $263.4 million and $263.3 million, respectively. The unamortized discount as of December 31, 2014 and 2013 was $1.6 million and $1.7 million, respectively.

The fair value of the 5.75% Senior Notes was $285.7 million and $277.6 million as of December 31, 2014 and December 31, 2013, respectively. The fair values were determined using quoted prices for similar instruments in active markets and is classified as Level 2 within the fair value hierarchy as defined by the accounting guidance for fair value measurements.

Interest is payable on the 5.75% Senior Notes each April 15 and October 15. The effective interest rate related to the 5.75% Senior Notes, based on the proceeds net of discount and all issuance costs, approximates 5.86%. Interest expense on the 5.75% was $15.4 million for the year ended December 31, 2014. Interest expense on the 5.75% Senior Notes and 7.0% Senior Notes totaled $10.5 million for the year ended December 31, 2013. Interest expense on the 7.0% Senior Notes was $8.2 million for the year ended December 31, 2012.

The interest rate payable on the 5.75% Senior Note is subject to a tiered adjustment based on defined changes in our Company’s debt ratings. Our Company may redeem the 5.75% Senior Notes in whole at any time or in part from time to time at a make-whole redemption price. The 5.75% Senior Notes are our Company’s only senior unsecured obligation and will rank equally with future senior unsecured indebtedness.

The terms of the 5.75%, Senior Notes contain various restrictive business and financial covenants, including a restriction on indebtedness, and other restrictions typical for debt obligations of this type, including limitations on mergers, liens and dispositions of the common stock of certain subsidiaries. As of December 31, 2014, our Company was in compliance with all such covenants.

Note 10.	Lloyd’s Syndicate 1221

The Lloyd’s Operations included in the consolidated financial statements represents its participation in Syndicate 1221. Syndicate 1221’s stamp capacity is £215 million ($336.9 million) for the 2014 underwriting year compared to £195 million ($323.7 million) for the 2013 underwriting year. Stamp capacity is a measure of the amount of premiums a Lloyd’s syndicate is authorized to write based on a business plan approved by the Council of Lloyd’s. Syndicate 1221’s stamp capacity is expressed net of commission (as is standard at Lloyd’s). The Syndicate 1221 premiums recorded in our Company’s financial statements are gross of commission. Our Company controlled 100% of Syndicate 1221’s stamp capacity for the 2014, 2013 and 2012 underwriting years through its wholly-owned Lloyd’s corporate member.

During the first quarter, Syndicate 1221 revised its foreign exchange accounting methodology from reporting its financial position and results using three functional currencies (GBP, USD and CAD) to one functional currency (USD). The USD was chosen as the single functional currency as the majority of the Syndicate’s insurance business has been and continues to be transacted in USD. This cumulative change in re-measurement has resulted in an immaterial correction of $10.0 million ($6.6 million, after-tax) reducing Accumulated Other Comprehensive Income in the consolidated balance sheet, offset by a gain in Other Income in the consolidated statement of income. The impact of the correction is not material to the previously issued annual financial statements for 2013 and 2012.

Our Company provides letters of credit and posts cash to Lloyd’s to support its participation in Syndicate 1221’s stamp capacity. If Syndicate 1221 increases its stamp capacity and our Company participates in the additional stamp capacity, or if Lloyd’s changes the capital requirements, our Company may be required to supply additional collateral acceptable to Lloyd’s. If our Company is unwilling or unable to provide additional acceptable collateral, our Company will be required to reduce its participation in the stamp capacity of Syndicate 1221. Refer to Note 8, Credit Facilities, for additional information.

Note 11.	Commitments and Contingencies

Future minimum annual rental commitments as of December 31, 2014 under various non-cancellable operating leases for our office facilities, which expire at various dates through 2023, are as follows:

Year Ended
In thousands	December 31,
2015	$11,245
2016	9,234
2017	7,942
2018	6,907
2019	4,258
Thereafter	12,811

Total minimum operating lease payments	$52,397

We are also liable for additional payments to the landlords for certain annual cost increases. Rent expense for the years ended December 31, 2014, 2013 and 2012 was $13.2 million, $11.5 million and $10.5 million, respectively.

The State of Connecticut (“the State”) awarded our Company up to $11.5 million ($8.0 million in loans and $3.5 million in grants) as an incentive to move its corporate headquarters to Stamford Connecticut. The loan is non-interest bearing, has a term of 10 years and is subject to forgiveness under conditions of the agreement with the State. The amount of the assistance to be received is dependent on our Company reaching certain milestones for creation of new jobs over a five-year period, and the funds are to be used to offset certain equipment purchases, facility costs, training of employees and other eligible project-related costs. Our Company completed the move to Stamford in September 2013 and received $7.5 million for reaching the first job milestone. Earning of the grant and forgiveness of the loan is subject to certain conditions, including maintaining the required jobs for an extended period of time. As of December 31, 2014, the length of time commitment has not been met, however, our Company expects to meet all the conditions to keep the amount of assistance received to date, and accordingly, is recognizing the assistance received over the period in which our Company recognizes the expenses for which the assistance is intended to compensate, and is recognized as a reduction of such expenses. For the years ended December 31, 2014 and 2013, our Company recognized $1.1 million and $0.3 million of the assistance and as of December 31, 2014 has deferred revenue of $6.1 million, which is included in other liabilities.

In the ordinary course of conducting business, our Company’s subsidiaries are involved in various legal proceedings, either indirectly as insurers for parties or directly as defendants. Most of these proceedings consist of claims litigation involving our Company’s subsidiaries as either: (a) liability insurers defending or providing indemnity for third party claims brought against insureds or (b) insurers defending first party coverage claims brought against them. Our Company accounts for such activity through the establishment of unpaid loss and loss adjustment reserves. Our Company’s management believes that the ultimate liability, if any, with respect to such ordinary-course claims litigation, after consideration of provisions made for potential losses and cost of defense, will not be material to our Company’s consolidated financial condition, results of operations, or cash flows.

Our Company’s subsidiaries are also occasionally involved with other legal actions, some of which assert claims for substantial amounts. These actions include claims asserting extra contractual obligations, such as claims involving allegations of bad faith in the handling of claims or the underwriting of policies. In general, our Company believes it has valid defenses to these cases. Our Company’s management expects that the ultimate liability, if any, with respect to future extra-contractual matters will not be material to its consolidated financial position. Nonetheless, given the large or indeterminate amounts sought in certain of these matters, and the inherent unpredictability of litigation, an adverse outcome in such matters could, from time to time, have a material adverse outcome on our Company’s consolidated results of operations or cash flows in a particular fiscal quarter or year.

Note 12.	Share Capital

Our authorized share capital consists of 50,000,000 common shares with a par value of $0.10 per share and 1,000,000 preferred shares with a par value of $0.10 per share. Our Company has not issued any preferred shares as of December 31, 2014.

The following table represents changes in our Company’s issued and outstanding common shares for the periods indicated:

	Year Ended December 31,
In thousands	2014	2013	2012
Beginning balance	14,198	14,047	13,956
Vested stock grants	59	50	60
Employee stock purchase plan	19	17	16
Stock options exercised	5	84	15
Treasury shares purchased	—	—	—

Ending balance	14,281	14,198	14,047

Note 13.	Dividends and Statutory Financial Information

The Parent Company has not paid or declared any cash dividends on common stock. There are no regulatory restrictions on the ability of the Parent Company to pay dividends. While there is no intention to pay cash dividends on the common stock, future declarations, if any, are at the discretion of our Board of Directors. The amounts of such dividends will be dependent, upon other factors such as, our results of operations and cash flow, financial condition and business needs, restrictive covenants under our credit facility and senior notes that require us to maintain certain consolidated tangible net worth, the capital and surplus requirements of our subsidiaries, and applicable insurance regulations that limit the amount of dividends that may be paid by our regulated insurance subsidiaries. Refer to Note 8, Credit Facilities, for additional information on the restrictions of our credit facilities that limit the amount of dividends that may be paid by our subsidiaries.

The amount and nature of net assets that are restricted from payment of dividends as of December 31, 2014 and 2013 are presented in the following table:

	As of December 31,
In thousands	2014	2013
Restricted Net Assets:
Insurance Companies:
Fixed maturities at fair value (amortized cost: 2014, $10,086; 2013, $9,730)	$11,732	$11,105
Short term investments, at cost which approximates fair value	290	290
Cash	1,212	1,210

Total Insurance Companies (1)	$13,234	$12,605
Lloyd’s Operations:
Fixed maturities at fair value (amortized cost: 2014, $445,504; 2013, $398,930)	447,679	398,808
Short term investments, at cost which approximates fair value	61,549	108,485
Cash	963	988

Total Lloyd’s Operations (2)	$510,191	$508,281

Total Restricted Net Assets	$523,425	$520,886

(1) - The restricted net assets for the Insurance Companies primarily consist of fixed maturities on deposit with various state insurance departments. The cash as of December 31, 2014 and 2013, as presented in the table above, was on deposit with a U.K. bank to comply with the regulatory requirements of the Prudential Regulation Authority for the underwriting activities of the U.K. Branch.

(2) - The restricted net assets for the Lloyd’s Operations consists of fixed maturities and cash held in trust for the benefit of syndicate policyholders and short term investments primarily consisting of overseas deposits in various countries with Lloyd’s to support underwriting activities in those countries.

In addition to our Company’s restricted net assets provided in the table above, there are regulatory limitations on the payment of dividends by our subsidiaries, discussed below, and our Company’s letter of credit facility with ING Bank N.V., London Branch, as administrative agent, is secured by all of the common stock of NIC.

Insurance Companies

NIC may pay dividends to the Parent Company out of its statutory earned surplus pursuant to statutory restrictions imposed under the New York insurance law. As of December 31, 2014, the maximum amount available for the payment of dividends by NIC in 2015 without prior regulatory approval is $89.4 million. NIC did not pay any dividends to the Parent Company in 2014 or 2013. In 2012, NIC paid $15.0 million in dividends to the Parent Company.

The Insurance Companies’ statutory net income as filed with the regulatory authorities for 2014, 2013 and 2012 was $75.7 million, $59.4 million and $28.6 million, respectively. The statutory capital and surplus as filed with the regulatory authorities was $893.9 million and $804.1 million as of December 31, 2014 and 2013, respectively.

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

The NAIC has adopted Risked Based Capital (“RBC”) requirements to elevate the adequacy of statutory capital and surplus in relation to risks associated with: (1) asset risk; (2) insurance risk; (3) interest rate and equity market risk; and (4) business risk. The RBC formula is designated as an early warning tool for the states to identify possible undercapitalized companies for the purpose of initiating regulatory action. In the course of operations, we periodically monitor the RBC level of NIC. As of December 31, 2014 and 2013, NIC exceeded our company action RBC levels. The RBC ratio of NIC was 314.8% and 304.2% of our company action level as of December 31, 2014 and 2013, respectively.

As part of its general regulatory oversight process, the New York State Department of Finance conducts detailed examinations of the books, records and accounts of New York insurance companies every three to five years. In 2011, the New York State Department of Finance conducted an examination of NIC and NSIC for the years 2005 through 2009. Our Company has received notice that the New York Department intends to commence an examination of the years 2010 through 2014 on February 17, 2015.

The U.K. Branch is required to maintain certain capital requirements under U.K. regulations and is subject to examination by the U.K. Prudential Regulation Authority (PRA).

Lloyd’s Operations

Lloyd’s sets the corporate member’s required capital annually based on Syndicate 1221’s business plans, rating environment, reserving environment and input arising from Lloyd’s discussions with regulatory and rating agencies. The capital requirement of Syndicate 1221, known as Funds at Lloyd’s (the “FAL”), is currently calculated using the internal Lloyd’s risk-based capital model. The FAL may comprise cash, investments and undrawn letters of credit provided by various banks. As of December 31, 2014 and 2013, the FAL requirement set by Lloyd’s for Syndicate 1221 was $268.1 million (£171.1 million) and $279.3 million (£168.3 million), respectively, based on its business plans, approved in November 2014 and November 2013, respectively.

The valuation of the assets and letters of credit posted for FAL for Syndicate 1221 as of December 31, 2014 and 2013 was $290.1 million (£185.1 million) and $280.2 million (£168.8 million), respectively.

We prepare our Lloyd’s financial statements in accordance with U.K. GAAP basis. The significant differences between U.K. GAAP and U.S. GAAP, as they relate to our operations, are as follows: (1) investments are recorded at fair value with unrealized gains and losses being recorded in income while under U.S. GAAP the changes in unrealized gains and losses are recorded through AOCI as a separate component of stockholders’ equity; (2) realized foreign exchange on inter-currency conversions are recorded through the income statement, while under U.S. GAAP foreign exchange translation is recorded through AOCI as a separate component of stockholders’ equity; (3) Lloyd’s membership costs are not deferred for U.K. GAAP, while under U.S. GAAP a prepaid asset is established and amortized over each year of account.

The primary source of income for NCUL, a corporate member of Lloyd’s and controller of 100% of Syndicate 1221’s stamp capacity, is generated through Syndicate 1221. Syndicate 1221 is subject to oversight by the Council of Lloyd’s. Lloyd’s as a whole is authorized and regulated by the PRA. Syndicate 1221’s income as filed with Lloyd’s for 2014, 2013 and 2012 was $33.8 million, $21.0 million and $54.9 million, respectively. The Syndicate’s capital and surplus as filed with Lloyd’s was $140.1 million (£89.4 million) and $124.2 million (£74.8 million) as of December 31, 2014 and 2013, respectively. The difference between our Syndicate’s capital and surplus and the FAL primarily consists of letters of credit and cash held by our corporate member.

NCUL may pay dividends to the Parent Company up to the extent of available profits that have been distributed from Syndicate 1221. The Syndicate’s capital and surplus as filed with Lloyd’s consists of undistributed profits on closed and open years of account. In connection with the business plan approved in November 2014, NCUL posted all of the available undistributed profits on closed years of $139.9 million (£89.3 million) to support a portion of the FAL requirement and therefore that amount is not available for distribution to NCUL, which ultimately is not available to the Parent in the form of a dividend. As of December 31, 2014, NCUL has the ability to pay dividends of up to $9.9 million (£6.3 million), consisting of previously distributed profits from Syndicate 1221, to the Parent in the form of dividends.

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

In April 2009, the stockholders approved an amendment to the 2005 Stock Incentive Plan increasing the available number of restricted shares from 1,000,000 to 1,500,000. In April 2013, the stockholders further amended and restated the 2005 Stock Incentive Plan increasing the available number of restricted shares from 1,500,000 to 2,000,000. As of December 31, 2014, 1,523,228 of such awards were issued leaving 476,772 awards available to be issued in subsequent periods.

Stock-based compensation granted under our Company’s stock plans is expensed in tranches over the vesting period. Options and non-performance based grants generally vest equally over a three or four year period and the options have a maximum term of ten years. Certain non-performance based grants vest over five years with one-third vesting in each of the third, fourth and fifth years. Our Company’s performance based share grants generally consist of three types of awards. The restricted stock units issued in 2014 and after will cliff vest on the third anniversary of the date of the grant with 100% dependent on the rate of cumulative annual growth in tangible book value for the three years immediately prior to the vesting date, with actual shares that vest ranging between 150% to 50% of that portion of the original award. The restricted stock units issued between 2011 – 2013 will cliff vest on the third anniversary of the date of grant, with 50% vesting in full, and 50% dependent on the rate of compound annual growth in book value per share for the three years immediately prior to the vesting date, with actual shares that vest ranging between 150% to 0% of that portion of the original award. The performance based restricted stock units issued prior to 2011 generally vest over five years with one-third vesting in each of the third, fourth and fifth years, with 100% dependent on the rolling three-year average return on equity based on the three years prior to the year in which the vesting occurs, with actual shares that vest ranging between 150% to 0% of the original award.

The amounts charged to expense for stock-based compensation for the years ended December 31, 2014, 2013 and 2012 are presented in the following table:

	Year Ended December 31,
In thousands	2014	2013	2012

Restricted stock units	$11,507	$3,369	$7,380

Directors restricted stock grants (1)	420	413	390
Employee stock purchase plan	194	132	82

Total stock-based compensation	$12,121	$3,914	$7,852

(1) -	Relates to non-employee directors serving on the Parent Company’s Board of Directors, all of whom have been elected by the Company’s stockholders, as well as non-employee directors serving on NUAL’s Board of Directors.

Unvested restricted stock units outstanding as of December 31, 2014, 2013 and 2012, and changes during the years ended on those dates, are presented in the following table:

	December 31,
	2014	2013	2012
Beginning balance	626,812	587,629	526,972

Granted - Performance	228,607	114,463	97,145
Granted - Non Performance	59,523	155,463	146,915

Total Granted	288,130	269,926	244,060

Vested - Performance Earned	—	(15,714)	—
Vested - Performance Unearned	(93,453)	(57,585)	(46,998)
Vested - Non Performance	(90,263)	(60,183)	(91,323)

Total Vested	(183,716)	(133,482)	(138,321)

Forfeited	(12,334)	(97,261)	(45,082)

Ending balance	718,892	626,812	587,629

As included in the table above, there were 15,714 performance based shares that vested during the year ended December 31, 2013. There were no performance based shares that vested during the years ended December 31, 2014 and 2012.

The fair value of total vested shares for the years ended December 31, 2014, 2013 and 2012 was $5.1 million, $3.5 million and $4.6 million, respectively.

The weighted average grant date fair value per share of all RSUs granted during the years ended December 31, 2014, 2013 and 2012 was $60.75, $55.36 and $48.21, respectively.

As of December 31, 2014 and 2013, the total unrecognized compensation expense, net of estimated forfeitures, related to unvested RSUs was $16.3 million and $10.6 million, respectively, which is expected to be recognized as expense over weighted average periods of 2.3 years and 2.2 years, respectively. The aggregate fair value of all unvested RSUs as of December 31, 2014 and 2013 was $46.1 million and $39.6 million, respectively.

Stock options outstanding as of December 31, 2014, 2013 and 2012 are as follows:

	December 31,
	2014		2013		2012
	# of Shares	Average Exercise Price	# of Shares	Average Exercise Price	# of Shares	Average Exercise Price
Beginning balance	6,750	$30.65	90,250	$29.94	105,250	$29.50
Granted	—	—	—	—	—	—
Exercised	(5,250)	$29.11	(83,500)	$29.88	(15,000)	$26.90
Expired or forfeited	—	—	—	—	—	$—

Ending balance	1,500	$36.03	6,750	$30.65	90,250	$29.94

Number of options exercisable	1,500	$36.03	6,750	$30.65	90,250	$29.94

The following table summarizes information about stock options outstanding as of December 31, 2014:

Price Range	Outstanding Options	Average Remaining Contract Life	Average Exercise Price	Average Aggregate Intrinsic Value	Exercisable Options	Average Exercise Price	Average Aggregate Intrinsic Value
$31 to $37	1,500	0.7	$36.03	$27.13	1,500	$36.03	$27.13

Total	1,500	0.7			1,500

We offer an Employee Stock Purchase Plan (the “ESPP”) to all of our eligible employees. Employees are offered the opportunity to purchase our Company’s common stock at 90% of fair market value at the lower of the price at the beginning or the end of each six month offering period. Employees can invest up to 10% of their base compensation through payroll withholding towards the purchase of our common stock subject to the lesser of 1,000 shares or total market value of $25,000. There will be 9,509 shares purchased in 2015 from funds withheld during the July 1, 2014 to December 31, 2014 offering period. There were 19,386 shares purchased in 2014 in the aggregate from funds withheld during the offering periods of July 1, 2013 to December 31, 2013 and January 1, 2014 to June 30, 2014. We expense both the value of the 10% discount and the “look-back” option, which provides for the more favorable price at either the beginning or end of the offering period.

Note 15.	Retirement Plans

We have a 401(k) Plan for all U.S. eligible employees. Each eligible employee can contribute a portion of their salary, limited by certain Federal regulations. Beginning in 2008, we matched 100% of employee contributions on eligible compensation, up to a maximum of 4% each pay period; our contribution vests immediately. Eligible compensation consisted of gross base salary and annual bonus. In addition, we have the discretion of contributing up to 4% of eligible compensation to each eligible employee’s 401(k) plan irrespective of the employees’ contribution amount, which also vests immediately. Our Company will make a discretionary matching contribution of 3% or $1.6 million for the year ended December 31, 2014. Our Company made a discretionary matching contribution of 2% or $0.8 million for the year ended December 31, 2013. There was no discretionary matching contributions for the year ended 2012.

We sponsored a standalone retirement savings defined contribution plan covering substantially all of our Company’s U.S. employees through December 31, 2011. The standalone retirement savings defined contribution plan was merged into the 401(k) Plan effective January 1, 2012. Company contributions were equal to 7.5% of each eligible employee’s eligible compensation up to the amount permitted by certain Federal regulations. For 2014, 2013 and 2012 eligible compensation consisted solely of gross base salary. Our Company’s contributions vest at 20% per year for six years with vesting beginning in an employee’s second year of service. For any employee hired prior to January 1, 2008, vesting is calculated based on hours of service and vesting commences on January 1 following an employee’s first full year of service. For employees hired after January 1, 2008, vesting is calculated based on elapsed time and vesting commences on the employees anniversary date.

The expense recorded for all contributions to the 401(k) Plan for the year ended December 31, 2014 was $7.5 million, consisting of $3.8 million for the retirement savings contributions, $2.1 million for the non-discretionary matching contributions, and $1.6 million for the discretionary matching contribution. The expense recorded for all contributions to the 401(k) Plan for the year ended December 31, 2013 was $5.1 million, consisting of $2.7 million for the retirement savings contributions, $1.6 million for the non-discretionary matching contributions, and $0.8 million for the discretionary matching contribution. The expense recorded for all contributions to the 401(k) Plan for the year ended December 31, 2012 was $4.6 million, consisting of $2.5 million for the retirement savings contributions and $2.1 million for the non-discretionary matching contributions.

Our Company sponsors a defined contribution plan for our Company’s U.K. employees under U.K. regulations. Contributions, which are fully vested when made, are equal to 15% of each eligible employee’s gross base salary for all U.K. employees hired prior to November 2014 and 12% for all employees hired after November 2014. All U.K. employees are eligible on their date of hire. The expense recorded for the U.K. defined contribution plan was $2.6 million, $2.2 million and $1.9 million for the years ended December 31, 2014, 2013 and 2012, respectively. Such expenses are included in Other operating expenses.

Note 16.	Quarterly Financial Data (Unaudited)

The following is a summary of quarterly financial data for the periods indicated:

In thousands, except per share amounts	March 31, 2014	June 30, 2014	September 30, 2014	December 31, 2014
Gross written premiums	$422,790	$348,795	$327,469	$333,299
Revenues:
Net written premiums	$311,850	$231,864	$228,417	$228,007
Change in unearned premiums	(86,578)	(780)	16,950	6,165

Net earned premiums	225,272	231,084	245,367	234,172
Net investment income	16,610	15,648	15,839	16,071
Total other-than-temporary impairment losses		—	158	(21)
Portion of loss recognized in other comprehensive income (before tax)	—	—	(158)	21

Net other-than-temporary impairment losses recognized in earnings		—	—	—
Net realized gains (losses)	833	4,473	6,718	788
Other income (expense)	10,399	(1,665)	1,336	586

Total revenues	$253,114	$249,540	$269,260	$251,617

Expenses:
Net losses and loss adjustment expenses	$135,067	$140,220	$135,284	$134,658
Commission expenses	25,727	32,150	33,943	33,708
Other operating expenses	47,146	47,992	50,388	51,299
Call premium on Senior Notes		—	—	—
Interest expense	3,852	4,319	3,388	3,854

Total expenses	$211,792	$224,681	$223,003	$223,519
Income before income taxes	41,322	24,859	46,257	28,098

Income tax expense	$13,354	$7,998	$15,032	$8,823

Net income	$27,968	$16,861	$31,225	$19,275

Comprehensive income (loss)	$32,920	$32,965	$20,628	$27,015

Combined ratio	92.2%	95.3%	89.5%	93.8%
Net income (loss) per share:
Basic	$1.96	$1.18	$2.19	$1.35
Diluted	$1.94	$1.17	$2.14	$1.31

In thousands, except per share amounts	March 31, 2013	June 30, 2013	September 30, 2013	December 31, 2013
Gross written premiums	$393,222	$332,128	$312,076	$333,091
Revenues:
Net written premiums	$269,452	$198,469	$196,556	$223,445
Change in unearned premiums	(67,124)	7,345	17,339	(3,543)

Net earned premiums	202,328	205,814	213,895	219,902
Net investment income	13,657	14,246	14,094	14,254
Total other-than-temporary impairment losses	(42)	—	(1,821)	(530)
Portion of loss recognized in other comprehensive income (before tax)	—	—	—	—

Net other-than-temporary impairment losses recognized in earnings	(42)	—	(1,821)	(530)
Net realized gains	4,814	3,345	(988)	15,768
Other income (expense)	618	(915)	(210)	(665)

Total revenues	$221,375	$222,490	$224,970	$248,729

Expenses:
Net losses and loss adjustment expenses	$131,342	$131,148	$125,086	$131,385
Commission expenses	26,555	28,391	27,685	30,863
Other operating expenses	40,874	40,678	39,056	43,826
Call premium on Senior Notes	—	—	—	17,895
Interest expense	2,051	2,052	2,053	4,351

Total expenses	$200,822	$202,269	$193,880	$228,320
Income before income taxes	20,553	20,221	31,090	20,409

Income tax expense	$6,643	$6,284	$9,804	$6,076

Net income	$13,910	$13,937	$21,286	$14,333

Comprehensive income	$14,785	$(24,829)	$25,462	$1,200

Combined ratio	97.9%	97.7%	89.8%	94.0%
Net income per share:
Basic	$0.99	$0.99	$1.50	$1.01
Diluted	$0.97	$0.97	$1.48	$1.00

SCHEDULE I

THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES

Summary of Consolidated Investments-Other Than Investments in Related Parties

December 31, 2014

	December 31, 2014
In thousands	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Amortized Cost
Fixed maturities:
U.S. Treasury bonds, agency bonds and foreign government bonds	$397,923	$3,431	$(5,965)	$400,457
States, municipalities and political subdivisions	541,007	19,204	(558)	522,361
Mortgage-backed and asset-backed securities:
Agency mortgage-backed securities	364,622	8,476	(998)	357,144
Residential mortgage obligations	34,087	1,153	(138)	33,072
Asset-backed securities	206,413	380	(964)	206,997
Commercial mortgage-backed securities	206,318	6,630	(98)	199,786

Subtotal	$811,440	$16,639	$(2,198)	$796,999
Corporate bonds	615,564	13,048	(1,626)	604,142

Total fixed maturities	$2,365,934	$52,322	$(10,347)	$2,323,959
Equity securities - common stocks	127,183	28,520	(1,254)	99,917
Equity securities - preferred stocks	57,112	2,236	(50)	54,926
Short-term investments	179,506	—	(21)	179,527
Cash	90,751	—	—	90,751

Total	$2,820,486	$83,078	$(11,672)	$2,749,080

SCHEDULE II

THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES

Condensed Financial Information of Registrant

The Navigators Group, Inc.

Balance Sheets

(Parent Company)

(In thousands, except share amounts)

	December 31,
	2014	2013
ASSETS
Cash and investments	$101,032	$100,676
Investments in subsidiaries	1,163,822	1,040,214
Goodwill and other intangible assets	2,534	2,534
Other assets	27,531	26,538

Total assets	$1,294,919	$1,169,962

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Senior Notes	$263,440	$263,308
Accounts payable and other liabilities	1,081	802
Accrued interest payable	3,174	3,640

Total liabilities	$267,695	$267,750

Stockholders’ Equity:
Preferred stock, $.10 par value, authorized 1,000,000 shares, none issued	$—	$—
Common stock, $.10 par value, authorized 50,000,000 shares, issued 17,792,846 shares for 2014 and 17,709,876 shares for 2013	1,778	1,770
Additional paid-in capital	347,022	335,546
Treasury stock, at cost (3,511,380 shares for 2014 and 2013)	(155,801)	(155,801)
Retained earnings	787,666	692,337
Accumulated other comprehensive income:
Net unrealized gains (losses) on securities available-for-sale, net of tax	46,573	23,387
Foreign currency translation adjustment, net of tax	(14)	4,973

Total stockholders’ equity	$1,027,224	$902,212

Total liabilities and stockholders’ equity	$1,294,919	$1,169,962

SCHEDULE II

THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES

Condensed Financial Information of Registrant (Continued)

The Navigators Group, Inc.

Statements of Income

(Parent Company)

(In thousands)

	Year Ended December 31,
	2014	2013	2012

Revenues:
Net investment income	$76	$13	$341
Dividends received from wholly-owned subsidiaries	—	—	15,000

Total revenues	$76	$13	$15,341

Expenses:
Call premium on Senior Notes	$—	$17,895	$—
Interest expense	15,413	10,507	8,198
Other (income) expense	—	2	1,749

Total expenses	$15,413	$28,404	$9,947

Income (loss) before income tax benefit	$(15,337)	$(28,391)	$5,394
Income tax benefit	(5,287)	(9,886)	(3,332)

Income (loss) before equity in undistributed net income of wholly owned subsidiaries	$(10,050)	$(18,505)	$8,726
Equity in undistributed net income of wholly-owned subsidiaries	105,379	81,971	55,036

Net income	$95,329	$63,466	$63,762

SCHEDULE II

THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES

Condensed Financial Information of Registrant (Continued)

The Navigators Group, Inc.

Statements of Cash Flows

(Parent Company)

(In thousands)

	Year Ended December 31,
	2014	2013	2012

Operating activities:
Net income	$95,329	$63,466	$63,762
Adjustments to reconcile net income to net cash provided by (used in) operations:
Equity in undistributed net income of wholly-owned subsidiaries	(105,379)	(81,971)	(70,036)
Dividends received from subsidiaries	—	—	15,000
Call premium on redemption of Senior Notes	—	17,895	—
Other	9,211	2,098	(3,265)

Net cash provided by (used in) operating activities	$(839)	$1,488	$5,461

Investing activities:
Fixed maturities, available-for-sale
Sales	$3,200	$8,754	$7,986
Purchases	—	(1,249)	(14,700)
Equity securities
Sales	—	—	—
Purchases	—	—	—
Net increase in short-term investments	(3,424)	(89,988)	(167)

Net cash provided by (used in) investing activities	$(224)	$(82,483)	$(6,881)

Financing activities:
Capital contribution to subsidiary	$—	$(50,000)	$—
Net Proceeds from Debt Offering	—	263,278	—
Redemption of 7.0% Senior Notes Due May 1, 2016	—	(132,437)	—
Purchase of treasury stock	—	—	—
Proceeds of stock issued from employee stock purchase plan	1,067	821	672
Proceeds of stock issued from exercise of stock options	153	2,495	404

Net cash provided by (used in) financing activities	$1,220	$84,157	$1,076

Increase (decrease) in cash	$157	$3,162	$(344)
Cash at beginning of year	6,143	2,981	3,325

Cash at end of year	$6,300	$6,143	$2,981

SCHEDULE III

In thousands	Deferred policy acquisition costs	Reserve for losses and loss adjustment expenses	Unearned Premiums	Other policy claims and benefits payable	Net earned premiums	Net investment income (1)	Losses and loss adjustment expenses incurred	Amortization of deferred policy acquisition costs (2)	Other operating expenses (1)	Net written premiums
Year ended December 31, 2014
Insurance Companies	$63,200	$1,645,984	$579,331	$—	$704,574	$56,714	$434,396	$85,137	$138,675	$752,773
Lloyd’s Operations	16,252	513,650	186,836	—	231,321	7,378	110,833	42,558	58,150	247,365

	$79,452	$2,159,634	$766,167	$—	$935,895	$64,092	545,229	$127,695	196,825	1,000,138

Year ended December 31, 2013
Insurance Companies	$54,984	$1,523,175	$536,303	$—	$639,338	$49,083	$415,413	$81,132	$119,920	$680,008
Lloyd’s Operations	12,023	521,896	178,303	—	202,601	7,160	103,548	34,710	44,514	207,914

	$67,007	$2,045,071	$714,606	$—	$841,939	$56,243	$518,961	$115,842	$164,434	$887,922

Year ended December 31, 2012
Insurance Companies	$48,294	$1,567,045	$470,425	$—	$571,439	$46,549	$417,082	$81,370	$113,625	$622,956
Lloyd’s Operations	12,711	530,003	171,982	—	210,525	7,551	80,351	42,449	45,454	210,699

	$61,005	$2,097,048	$642,407	$—	$781,964	$54,100	$497,433	$123,819	$159,079	$833,655

(1) - Net investment income and Other operating expenses reflect only such amounts attributable to the Company’s insurance operations.

(2) - Amortization of deferred policy acquisition costs reflects only such amounts attributable to the Company’s insurance operations. A portion of these costs is eliminated in consolidation.

SCHEDULE IV

THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES

Reinsurance - Written Premium

In thousands	Direct Amount	Ceded to other companies	Assumed from other companies	Net amount	Percentage of amount assumed to net
Year ended December 31, 2014
Property-Casualty	$1,184,538	$432,214	$247,814	$1,000,138	25%

Year ended December 31, 2013
Property-Casualty	$1,127,331	$482,596	$243,187	$887,922	27%

Year ended December 31, 2012
Property-Casualty	$1,034,658	$452,810	$251,807	$833,655	30%

SCHEDULE V

THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES

Valuation and Qualifying Accounts

In thousands	Balance at January 1, 2014	Charged (Credited) to Costs and Expenses	Charged to Other Accounts	Deductions (Describe)	Balance at December 31, 2014
Description:

Allowance for uncollectable reinsurance	$11,332	$—	$—	$—	$11,332

Valuation allowance in deferred taxes	$554	$222	$—	$—	$776

SCHEDULE VI

THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES

Supplementary Information Concerning Property-Casualty Insurance Operations

($ in thousands)

Affiliation with Registrant	Deferred policy acquisition costs	Reserve for losses and loss adjustment expenses	Discount, if any, deducted	Unearned premiums	Net earned premiums	Net investment income (1)	Losses and loss adjustment expenses incurred related to		Amortization of deferred Policy acquisition costs (2)	Other operating expenses (1)	Net written premiums
							Current year	Prior years
Consolidated Subsidiaries:
Year ended December 31, 2014	$79,452	$2,159,634	$—	$766,167	$935,895	$64,092	$601,041	$(55,812)	$127,695	$196,825	$1,000,138

Year ended December 31, 2013	$67,007	$2,045,071	$—	$714,606	$841,939	$56,243	$520,227	$(1,266)	$115,842	$164,434	$887,922

Year ended December 31, 2012	$61,005	$2,097,048	$—	$642,407	$781,964	$54,100	$542,724	$(45,291)	$123,819	$159,079	$833,655

(1) - Net investment income and Other operating expenses reflect only such amounts attributable to the Company’s insurance operations.

(2) - Amortization of deferred policy acquisition costs reflects only such amounts attributable to the Company’s insurance operations. A portion of these costs is eliminated in consolidation.

Exhibit No.	Description of Exhibit	Previously filed and Incorporated Herein by Reference to:

3-1	Restated Certificate of Incorporation	Form S-8 filed July 26, 2002 (File No. 333-97183)

3-2	Certificate of Amendment to the Restated Certificate of Incorporation	Form S-8 filed July 26, 2002 (File No. 333-97183)

3-3	By-laws, as amended	Form S-1 (File No. 33-5667)

3-4	Certificate of Amendment to the Restated Certificate of Incorporation	Form 10-Q for June 30, 2006

4-1	Specimen of Common Stock certificate, par value $0.10 per share	Form S-8 filed June 20, 2003 (File No. 333-106317)

4-2	Second Supplemental Indenture, dated as of October 4, 2013, between the Company and The Bank of New York Mellon	Form 8-K filed October 4, 2013

10-1*	Stock Option Plan	Form S-1 (File No. 33-5667)

10-2*	Non-Qualified Stock Option Plan	Form S-4 (File No. 33-75918)

10-3	Employment Agreement with Stanley A. Galanski effective March 26, 2001	Form 10-Q for March 31, 2001

10-4	Employment Agreement with R. Scott Eisdorfer dated September 1, 1999	Form 10-K for December 31, 2002

10-5*	2002 Stock Incentive Plan	Proxy Statement filed May 30, 2002

10-6*	Employee Stock Purchase Plan	Proxy Statement filed May 29, 2003

10-7*	Executive Performance Incentive Plan	Proxy Statement filed April 4, 2008

10-8	Form of Indemnity Agreement by the Company and the Selling Stockholders (as defined therein)	Amendment No. 2 to Form S-3 dated October 1, 2003 (File No.333-108424)

10-16*	Second Amended and Restated 2005 Stock Incentive Plan	Proxy Statement filed April 12, 2013

10-17	Second Amended and Restated Funds at Lloyd’s Letter of Credit Agreement, dated as of November 24, 2014, among the Company, ING Bank N.V., London Branch, individually and as Administrative Agent and Letter of Credit Agent, JP Morgan Chase Bank N.A., and Barclays Bank PLC	**

10-18	Employment Agreement with Stephen R. Coward dated December 9, 2010	Form 10-K for December 31, 2013

10-19	Employment Agreement with Colin Sprott dated July 10, 2013	Form 10-K for December 31, 2013

11-1	Statement re Computation of Per Share Earnings	**

21-1	Subsidiaries of Registrant	**

23-1	Consent of Independent Registered Public Accounting Firm	**

31-1	Certification of CEO per Section 302 of the Sarbanes-Oxley Act	**

31-2	Certification of CFO per Section 302 of the Sarbanes-Oxley Act	**

32-1	Certification of CEO per Section 906 of the Sarbanes-Oxley Act (This exhibit is intended to be furnished in accordance with regulation S-K item 601(b)(32)(ii) and shall not be deemed to be filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, or incorporated by reference into any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference).	**

32-2	Certification of CFO per Section 906 of the Sarbanes-Oxley Act (This exhibit is intended to be furnished in accordance with regulation S-K item 601(b)(32)(ii) and shall not be deemed to be filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, or incorporated by reference into any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference).	**

101.INS	XBRL Instance Document	**

101.SCH	XBRL Taxonomy Extension Scheme	**

101.CAL	XBRL Taxonomy Extension Calculation Database	**

101.LAB	XBRL Taxonomy Extension Label Linkbase	**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	**

101.DEF	XBRL Taxonomy Extension Definition Linkbase	**

*	Compensatory Plan