Form 10-Q
period 2015-03-31
NAVIGATORS GROUP INC
filed 2015-05-08
CIK 793547

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2015

or

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

The number of common shares outstanding as of May 1, 2015 was 14,394,985.

THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

amounts in thousands, except share and per share amounts
	March 31,	December 31,
	2015	2014
	(Unaudited)
ASSETS
Investments and cash:
Fixed maturities, available-for-sale, at fair value (amortized cost: 2015, $2,294,763; 2014, $2,323,959)	$2,345,225	$2,365,934
Equity securities, available-for-sale, at fair value (cost: 2015, $133,968; 2014, $154,843)	159,044	184,295
Short-term investments, at fair value (amortized cost: 2015: $243,730; 2014: $179,527)	242,553	179,506
Cash	90,016	90,751

Total investments and cash	$2,836,838	$2,820,486

Premiums receivable	$396,357	$342,479
Prepaid reinsurance premiums	244,599	237,851
Reinsurance recoverable on paid losses	55,990	51,347
Reinsurance recoverable on unpaid losses and loss adjustment expenses	828,799	851,498
Deferred policy acquisition costs	86,221	79,452
Accrued investment income	14,685	14,791
Goodwill and other intangible assets	6,785	7,013
Current income tax receivable, net	5,869	14,549
Receivable for investments sold	19	326
Other assets	42,663	44,384

Total assets	$4,518,825	$4,464,176

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Reserves for losses and loss adjustment expenses	$2,141,705	$2,159,634
Unearned premiums	825,740	766,167
Reinsurance balances payable	153,980	152,774
Senior notes	263,474	263,440
Deferred income tax, net	2,325	1,467
Payable for investments purchased	15,392	134
Accounts payable and other liabilities	62,606	93,336

Total liabilities	$3,465,222	$3,436,952

Stockholders’ equity:
Preferred stock, $.10 par value, authorized 1,000,000 shares, none issued	$—	$—
Common stock, $.10 par value, authorized 50,000,000 shares, issued 17,903,198 shares for 2015 and 17,792,846 shares for 2014	1,789	1,778
Additional paid-in capital	346,338	347,022
Treasury stock, at cost (3,511,380 shares for 2015 and 2014)	(155,801)	(155,801)
Retained earnings	813,595	787,666
Accumulated other comprehensive income	47,682	46,559

Total stockholders’ equity	$1,053,603	$1,027,224

Total liabilities and stockholders’ equity	$4,518,825	$4,464,176

The accompanying Notes to Interim Consolidated Financial Statements are an integral part of these financial statements.

THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

amounts in thousands, except share and per share amounts
	Three Months Ended March 31,
	2015	2014

Gross written premiums	$396,460	$422,790

Revenues:
Net written premiums	$288,958	$311,850
Change in unearned premiums	(52,826)	(86,578)

Net earned premiums	236,132	225,272
Net investment income	16,253	16,610
Net realized gains (losses)	5,596	833
Other income (expense)	2,242	10,399

Total revenues	$260,223	$253,114

Expenses:
Net losses and loss adjustment expenses	$130,198	$135,067
Commission expenses	32,905	25,727
Other operating expenses	54,909	47,146
Interest expense	3,855	3,852

Total expenses	221,867	211,792

Income before income taxes	38,356	41,322

Income tax expense	12,427	13,354

Net income	$25,929	$27,968

Net income per common share:
Basic	$1.81	$1.96
Diluted	$1.77	$1.94

Average common shares outstanding:
Basic	14,327,606	14,233,504
Diluted	14,637,837	14,408,416

The accompanying Notes to Interim Consolidated Financial Statements are an integral part of these financial statements.

THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

amounts in thousands
	Three Months Ended March 31,
	2015	2014
Net income (loss)	$25,929	$27,968

Other comprehensive income (loss):
Change in net unrealized gains (losses) on investments:
Unrealized gains (losses) on investments arising during the period, net of deferred tax of $1,723 and $7,010 in 2015 and 2014, respectively	3,201	13,314
Reclassification adjustment for net realized (gains) losses included in net income net of deferred tax of $698 and $366 in 2015 and 2014, respectively	(1,297)	(679)

Change in net unrealized gains (losses) on investments	$1,904	$12,635

Change in other-than-temporary impairments:
Non credit other-than-temporary impairments arising during the period, net of deferred tax of $8 and $31 in 2015 and 2014, respectively	15	56
Reclassification adjustment for non credit other-than-temporary impairment losses recognized in net income net of deferred tax of $0 in 2015 and 2014, respectively	—	—

Change in other-than-temporary impairments	$15	$56

Change in foreign currency translation gains (losses), net of deferred tax of $429 and $3,584 in 2015 and 2014, respectively	(796)	(7,739)

Other comprehensive income	$1,123	$4,952

Comprehensive income	$27,052	$32,920

The accompanying Notes to Interim Consolidated Financial Statements are an integral part of these financial statements.

THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (Unaudited)

amounts in thousands, except share amounts

			Additional				Accumulated Other	Total
	Common Stock		Paid-in	Treasury Stock		Retained	Comprehensive	Stockholders’
	Shares	Amount	Capital	Shares	Amount	Earnings	Income (Loss)	Equity
Balance, December 31, 2014	17,792,846	$1,778	$347,022	3,511,380	$(155,801)	$787,666	$46,559	$1,027,224
Net income						25,929	—	25,929
Changes in other comprehensive income:
Change in net unrealized gain (loss) on investments	—	—	—	—	—	—	1,904	1,904
Change in net non-credit other-than-temporary impairment losses	—	—	—	—	—	—	15	15
Change in foreign currency translation gain (loss)	—	—	—	—	—	—	(796)	(796)

Total other comprehensive income	—	—	—	—	—	—	1,123	1,123
Shares issued under stock plan	110,352	11	(4,158)	—	—	—		(4,147)
Share-based compensation	—	—	3,474	—	—	—		3,474

Balance, March 31, 2015	17,903,198	$1,789	$346,338	3,511,380	$(155,801)	$813,595	$47,682	$1,053,603

The accompanying Notes to Interim Consolidated Financial Statements are an integral part of these financial statements.

THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

amounts in thousands	Three Months Ended March 31,
	2015	2014
Operating activities:
Net income	$25,929	$27,968
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation & amortization	1,051	1,184
Deferred income taxes	865	(106)
Net realized (gains) losses	(5,596)	(833)
Changes in assets and liabilities:
Reinsurance recoverable on paid and unpaid losses and loss adjustment expenses	18,056	(11,869)
Reserves for losses and loss adjustment expenses	(17,930)	42,400
Prepaid reinsurance premiums	(6,374)	2,051
Unearned premiums	60,393	86,063
Premiums receivable	(53,878)	(91,650)
Deferred policy acquisition costs	(6,769)	(12,327)
Accrued investment income	106	(355)
Reinsurance balances payable	1,445	(22,476)
Current income tax payable, net	9,388	6,714
Accounts payable	(31,229)	(11,224)
Other	(372)	(6,698)

Net cash provided by (used in) operating activities	$(4,915)	$8,842

Investing activities:
Fixed maturities
Redemptions and maturities	$37,241	$50,542
Sales	119,505	107,681
Purchases	(130,196)	(259,494)
Equity securities
Sales	38,343	7,935
Purchases	(12,320)	(25,473)
Change in payable for securities	15,565	(7,469)
Net change in short-term investments	(63,168)	88,353
Purchase of property and equipment	(790)	(2,991)

Net cash provided by (used in) investing activities	$4,180	$(40,916)

Financing activities:
Proceeds of stock issued from employee stock purchase plan	$—	$453
Proceeds of stock issued from exercise of stock options	—	153

Net cash provided by financing activities	$—	$606

Decrease in cash	$(735)	$(31,468)
Cash at beginning of year	90,751	86,509

Cash at end of period	$90,016	$55,041

Supplemental cash information:
Income taxes paid, net	$1,793	$3,628
Issuance of stock to directors	$563	$438

The accompanying Notes to Interim Consolidated Financial Statements are an integral part of these financial statements.

THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES

Notes to Interim Consolidated Financial Statements (Unaudited)

Note 1.	Organization and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying interim consolidated financial statements are unaudited and reflect all adjustments which, in the opinion of management, are necessary to fairly present the results of The Navigators Group, Inc. and its subsidiaries for the interim periods presented on the basis of United States generally accepted accounting principles (“GAAP” or “U.S. GAAP”). All significant intercompany transactions and balances have been eliminated in consolidation. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported revenues and expenses during the reporting periods. The results of operations for any interim period are not necessarily indicative of results for the full year. The interim consolidated financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2014. Certain amounts for the prior year have been reclassified to conform with the current period presentation. Unless the context requires otherwise, the terms “we,” “us,” “our,” or “our Company” are used to mean The Navigators Group, Inc., a Delaware holding company established in 1982, and its subsidiaries. The terms “Parent” or “Parent Company” are used to mean The Navigators Group, Inc. without its subsidiaries.

Organization

We are an international insurance company with a long-standing area of specialization in Marine insurance. Our Property and Casualty (“P&C”) insurance business primarily offers General Liability coverage and Umbrella & Excess Liability coverage to commercial enterprises through our Primary and Excess Casualty divisions. We have also developed niches in Professional Liability insurance, through our Management Liability and Errors and Omissions divisions. Beginning in 2010, we added reinsurance products through our Assumed Reinsurance division.

We operate through various wholly-owned subsidiaries, including Navigators Insurance Company, inclusive of its United Kingdom Branch (“U.K. Branch”), and Navigators Specialty Insurance Company, both of which are U.S. insurance companies, and Navigators Underwriting Agency Ltd., a Lloyd’s of London (“Lloyd’s”) underwriting agency that manages Lloyd’s Syndicate 1221 (“the Syndicate”) in the U.K. The Company controls 100% of the Syndicate’s stamp capacity.

Foreign Exchange Remeasurement and Translation

During the first quarter of 2014, the Syndicate revised its foreign exchange accounting methodology from reporting its financial position and results using three functional currencies (GBP, USD and CAD) to one functional currency (USD). The USD was chosen as the single functional currency as the majority of the Syndicate’s insurance business has been and continues to be transacted in USD. This cumulative change in remeasurement has resulted in an immaterial correction of $10.0 million ($6.6 million after-tax) in Accumulated other comprehensive income (“AOCI”), on the Consolidated Balance Sheets, offset by a gain in Other income in the Consolidated Statements of Income.

Catastrophe Risk Management

We have exposure to losses caused by hurricanes, earthquakes, and other natural and man-made catastrophic events. The frequency and severity of catastrophic events is unpredictable. The extent of covered losses from a catastrophe is a function of both the total amount of insured exposure in an area affected by the event and the severity of the event. We had no material catastrophic events occur in the first quarter 2015.

Income Taxes

The income tax provision has been computed based on our estimated annual effective tax rate. Our effective tax rate for the quarter differs from the federal tax rate of 35% principally because of tax-exempt investment income and dividends received deduction.

Current and Pending Accounting Pronouncements

As of January 1, 2015, we did not adopt any new accounting pronouncements. In April 2015, the Financial Accounting Standards Board issued a new pronouncement, Accounting Standards Update 2015-03 – Interest – Imputation of Interest (Subtopic 835-30) – Simplifying the Presentation of Debt Issuance Costs, which will be effective for fiscal years beginning after December 15, 2015. The new pronouncement was issued to simplify presentation of debt issuance costs. We are assessing the future impact of this update to our Consolidated Financial Statements. There were no additional pending accounting pronouncements that are expected to have a significant impact on the consolidated financial statements upon adoption.

Note 2.	Segment Information

During the first quarter of 2015, we realigned our reporting segments from Insurance Companies, Lloyd’s Operations and Corporate to U.S. Insurance, International Insurance (“Int’l Insurance”), Global Reinsurance (“GlobalRe”) and Corporate. The new segment presentation reflects an increase in the level of importance that the Chief Operating Decision Maker now places on the results of the underlying operating segments when aggregated and reported in alignment with the products and services offered to the marketplace versus when aggregated and reported in alignment with our legal entity structure. Over the past few years, we have been monitoring the growth and stability of our reinsurance business and in 2015 determined that reinsurance has become a stable and significant component of our Company. We are also increasing our focus on additional international insurance markets by establishing underwriting offices in Continental Europe. The offices were fully operational during our January renewal season. We considered these changes in conjunction with operating and reportable segments.

Our previously reported segments were consistent with our legal entity structure; however, our new reporting segments are now primarily reflective of where our business is written. We reclassified our international business from our previously reported Lloyd’s Operations segment to the Int’l Insurance segment. We also reclassified our non-Lloyd’s business written internationally (primarily business written by the U.K. Branch) into this segment and have excluded Assumed Reinsurance. Our new GlobalRe segment was previously reported within our U.S. Insurance and Lloyd’s Operations segments as Assumed Reinsurance. Our U.S. Insurance segment now excludes the U.K. Branch and Assumed Reinsurance. Our Corporate segment now includes investment income (loss), interest income (loss), foreign exchange gain (loss) and income tax benefit (expense), which are not allocated to the U.S. Insurance, Int’l Insurance and GlobalRe segments (together “underwriting segments”). We do not allocate assets under the new reporting segments, as it is impracticable to do so.

As noted above, we classify our business into three underwriting segments (U.S. Insurance, Int’l Insurance and GlobalRe) and a Corporate Segment. Both the U.S. Insurance and Int’l Insurance reporting segments are each comprised of three operating segments: Marine, Professional Liability and P&C. These operating segments have been aggregated into the aforementioned reporting segments based upon the criteria specified in Accounting Standards Codification 280, Segment Reporting. Consistent with the guidance, these operating segments; (a) engage in business activities from which they may earn revenues and incur expenses, (b) are regularly reviewed by our management to assess the performance of the segments and make decisions about resources to be allocated to the segments and (c) have discrete financial information.

We evaluate the performance of each of the underwriting segments based on underwriting results. Underwriting results are measured based on underwriting profit or loss and the related combined ratio, which are both non-GAAP measures of underwriting profitability. Underwriting profit or loss is calculated from net earned premiums less the sum of net losses and loss adjustment expenses (“LAE”), commission expenses, other operating expenses, and other underwriting income (expense). The combined ratio is derived by dividing the sum of net loss and LAE, commission expenses, other operating expenses and other underwriting income (expense) by net earned premiums. A combined ratio of less than 100% indicates an underwriting profit and greater than 100% indicates an underwriting loss. Our underwriting performance is evaluated separately from the rest of our operations. The performance of our investment portfolios, our liquidity and capital resource needs, our foreign currency exposure and our tax planning strategies are evaluated on a consolidated basis within our Corporate reporting segment.

The accounting policies used to prepare the segment reporting data for our reporting segments are the same as those described in Note 1 and Note 3 of our Annual Report on Form 10-K for the year ended December 31, 2014. In addition, 2014 data presented in this Quarterly Report has been recast to align with the new segment reporting described above.

Financial data by segment for the three months ended March 31, 2015 and 2014 were as follows:

	Three Months Ended March 31, 2015
amounts in thousands	U.S. Insurance	Int’l Insurance	GlobalRe	Corporate (1)	Total
Gross written premiums	$199,327	$122,427	$74,706	$—	$396,460
Ceded written premiums	(68,730)	(34,256)	(4,516)	—	(107,502)

Net written premiums	130,597	88,171	70,190	—	288,958
Net earned premiums	131,091	65,525	39,516	—	236,132
Net losses and LAE	(77,799)	(29,691)	(22,708)	—	(130,198)
Commission expenses	(14,345)	(11,413)	(7,298)	151	(32,905)
Other operating expenses	(33,688)	(17,009)	(4,212)	—	(54,909)
Other underwriting income (expense)	196	—	10	(151)	55

Underwriting profit (loss)	$5,455	$7,412	$5,308	$—	$18,175

Net investment income				16,253	16,253
Net realized gains (losses)				5,596	5,596
Interest expense				(3,855)	(3,855)
Other income				2,187	2,187

Income before income taxes	$5,455	$7,412	$5,308	$20,181	$38,356
Income tax (expense) benefit				(12,427)	(12,427)

Net income (loss)					$25,929

Losses and LAE ratio	59.3%	45.3%	57.5%		55.1%
Commission expense ratio	10.9%	17.4%	18.5%		13.9%
Other operating expense ratio (2)	25.6%	26.0%	10.6%		23.3%

Combined ratio	95.8%	88.7%	86.6%		92.3%

(1) - Includes Corporate segment intercompany eliminations.

(2) - Includes Other operating expenses and Other underwriting income.

	Three Months Ended March 31, 2014
amounts in thousands	U.S. Insurance	Int’l Insurance	GlobalRe	Corporate (1)	Total
Gross written premiums	$198,348	$119,192	$105,250	$—	$422,790
Ceded written premiums	(65,066)	(42,582)	(3,292)	—	(110,940)
Net written premiums	133,282	76,610	101,958	—	311,850

Net earned premiums	115,190	62,054	48,028	—	225,272
Net losses and LAE	(72,964)	(31,220)	(30,883)	—	(135,067)
Commission expenses	(9,509)	(8,855)	(7,872)	509	(25,727)
Other operating expenses	(27,993)	(15,059)	(4,094)	—	(47,146)
Other underwriting income (expense)	513	6	145	(509)	155

Underwriting profit (loss)	$5,237	$6,926	$5,324	$—	$17,487

Net investment income				16,610	16,610
Net realized gains (losses)				833	833
Interest expense				(3,852)	(3,852)
Other income				10,244	10,244

Income before income taxes	$5,237	$6,926	$5,324	$23,835	$41,322
Income tax (expense) benefit				(13,354)	(13,354)

Net income (loss)					$27,968

Losses and LAE ratio	63.3%	50.3%	64.3%		60.0%
Commission expense ratio	8.3%	14.3%	16.4%		11.4%
Other operating expense ratio (2)	23.9%	24.2%	8.2%		20.8%

Combined ratio	95.5%	88.8%	88.9%		92.2%

(1) - Includes Corporate segment intercompany eliminations.

(2) - Includes Other operating expenses and Other underwriting income.

Revenue by operating segment for the three months ended March 31, 2015 and 2014 was as follows:

	Q1 2015				Q1 2014				% Change
amounts in thousands	Gross written premiums	Ceded written premiums	Net written premiums	Net earned premiums	Gross written premiums	Ceded written premiums	Net written premiums	Net earned premiums	Gross written premiums	Ceded written premiums	Net written premiums	Net earned premiums
U.S. Insurance
Marine	$40,835	$(16,286)	$24,549	$23,924	$43,025	$(9,170)	$33,855	$27,986	-5.1%	77.6%	-27.5%	-14.5%
P&C	134,146	(39,558)	94,588	90,735	125,119	(46,156)	78,963	64,931	7.2%	-14.3%	19.8%	39.7%
Professional Liability	24,346	(12,886)	11,460	16,432	30,204	(9,740)	20,464	22,273	-19.4%	32.3%	-44.0%	-26.2%

Total	199,327	(68,730)	130,597	131,091	198,348	(65,066)	133,282	115,190	0.5%	5.6%	-2.0%	13.8%

Int’l Insurance
Marine	$67,410	$(10,822)	$56,588	$37,792	$61,982	$(12,394)	$49,588	$38,044	8.8%	-12.7%	14.1%	-0.7%
P&C	32,950	(16,129)	16,821	16,034	42,250	(24,464)	17,786	16,441	-22.0%	-34.1%	-5.4%	-2.5%
Professional Liability	22,067	(7,305)	14,762	11,699	14,960	(5,724)	9,236	7,569	47.5%	27.6%	59.8%	54.6%

Total	122,427	(34,256)	88,171	65,525	119,192	(42,582)	76,610	62,054	2.7%	-19.6%	15.1%	5.6%

GlobalRe	$74,706	$(4,516)	$70,190	$39,516	$105,250	$(3,292)	$101,958	$48,028	-29.0%	37.2%	-31.2%	-17.7%

Total	$396,460	$(107,502)	$288,958	$236,132	$422,790	$(110,940)	$311,850	$225,272	-6.2%	-3.1%	-7.3%	4.8%

Note 3.	Investments

The following tables set forth our Company’s investments as of March 31, 2015 and December 31, 2014 and include Other-than-temporary-impairment (“OTTI”) securities recognized within AOCI.

	March 31, 2015
amounts in thousands	Fair Value	Gross Unrealized Gains	Gross Unrealized (Losses)	Cost or Amortized Cost
Fixed maturities:
U.S. Treasury bonds, agency bonds and foreign government bonds	$310,389	$4,858	$(8,732)	$314,263
States, municipalities and political subdivisions	547,664	19,989	(321)	527,996
Mortgage-backed and asset-backed securities:
Agency mortgage-backed securities	364,468	9,975	(589)	355,082
Residential mortgage obligations	33,116	1,079	(117)	32,154
Asset-backed securities	216,475	814	(554)	216,215
Commercial mortgage-backed securities	231,703	7,789	(28)	223,942

Subtotal	$845,762	$19,657	$(1,288)	$827,393
Corporate bonds	641,410	17,231	(932)	625,111

Total fixed maturities	$2,345,225	$61,735	$(11,273)	$2,294,763
Equity securities	159,044	26,113	(1,037)	133,968
Short-term investments	242,553	20	(1,197)	243,730

Total Investments	$2,746,822	$87,868	$(13,507)	$2,672,461

	December 31, 2014
amounts in thousands	Fair Value	Gross Unrealized Gains	Gross Unrealized (Losses)	Cost or Amortized Cost
Fixed maturities:
U.S. Treasury bonds, agency bonds and foreign government bonds	$397,923	$3,431	$(5,965)	$400,457
States, municipalities and political subdivisions	541,007	19,204	(558)	522,361
Mortgage-backed and asset-backed securities:
Agency mortgage-backed securities	364,622	8,476	(998)	357,144
Residential mortgage obligations	34,087	1,153	(138)	33,072
Asset-backed securities	206,413	380	(964)	206,997
Commercial mortgage-backed securities	206,318	6,630	(98)	199,786

Subtotal	$811,440	$16,639	$(2,198)	$796,999
Corporate bonds	615,564	13,048	(1,626)	604,142

Total fixed maturities	$2,365,934	$52,322	$(10,347)	$2,323,959
Equity securities	184,295	30,756	(1,304)	154,843
Short-term investments	179,506	—	(21)	179,527

Total Investments	$2,729,735	$83,078	$(11,672)	$2,658,329

As of March 31, 2015 and December 31, 2014, our Company did not have a concentration of greater than 5% of invested assets in a single non-U.S. government-backed issuer.

As of March 31, 2015 and December 31, 2014, fixed maturities for which non-credit OTTI was previously recognized and included in AOCI are now in an unrealized gains position of $0.7 million.

The fair value of our Company’s investment portfolio may fluctuate significantly in response to various factors such as changes in interest rates, investment quality ratings, equity prices, foreign exchange rates and credit spreads. Our Company does not have the intent to sell nor is it more likely than not that it will have to sell fixed maturities in unrealized loss positions that are not other-than-temporarily impaired before recovery. For structured securities, default probability and severity assumptions differ based on property type, vintage and the stress of the collateral. Our Company does not intend to sell, and it is more likely than not that our Company will not be required to sell, these securities before the recovery of the amortized cost basis. For equity securities, our Company also considers our intent to hold securities as part of the process of evaluating whether a decline in fair value represents an other-than-temporary decline in value. Our Company may realize investment losses to the extent our liquidity needs require the disposition of fixed maturity securities in unfavorable interest rate, liquidity or credit spread environments. Significant changes in the factors our Company considers when evaluating investments for impairment losses could result in a significant change in impairment losses reported in the consolidated financial statements.

The contractual maturity dates for fixed maturities categorized by the number of years until maturity as of March 31, 2015 are shown in the following table:

	March 31, 2015
amounts in thousands	Fair Value	Amortized Cos t
Due in one year or less	$55,121	$59,300
Due after one year through five years	756,593	746,400
Due after five years through ten years	326,731	315,462
Due after ten years	361,018	346,208
Mortgage- and asset-backed securities	845,762	827,393

Total	$2,345,225	$2,294,763

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

The following tables summarize all securities in a gross unrealized loss position as of March 31, 2015 and December 31, 2014, showing the aggregate fair value and gross unrealized loss by the length of time those securities have continuously been in a gross unrealized loss position:

	Less than 12 months		Greater than 12 months		Total
March 31, 2015		Gross		Gross		Gross
amounts in thousands	Fair Value	Unrealized (Losses)	Fair Value	Unrealized (Losses)	Fair Value	Unrealized (Losses)
Fixed maturities:
U.S. Treasury bonds, agency bonds and foreign government bonds	$38,187	$(2,879)	$27,210	$(5,853)	$65,397	$(8,732)
States, municipalities and political subdivisions	23,698	(127)	3,514	(194)	27,212	(321)
Mortgage-backed and asset-backed securities:
Agency mortgage-backed securities	25,824	(78)	22,530	(511)	48,354	(589)
Residential mortgage obligations	2,002	(22)	1,623	(95)	3,625	(117)
Asset-backed securities	61,801	(209)	41,475	(345)	103,276	(554)
Commercial mortgage-backed securities	4,088	(9)	1,369	(19)	5,457	(28)

Subtotal	$93,715	$(318)	$66,997	$(970)	$160,712	$(1,288)
Corporate bonds	86,144	(386)	3,954	(546)	90,098	(932)

Total fixed maturities	$241,744	$(3,710)	$101,675	$(7,563)	$343,419	$(11,273)
Equity securities	10,770	(628)	1,803	(409)	12,573	(1,037)

Total fixed maturities and equity securities	$252,514	$(4,338)	$103,478	$(7,972)	$355,992	$(12,310)

	Less than 12 months		Greater than 12 months		Total
December 31, 2014		Gross		Gross		Gross
amounts in thousands	Fair Value	Unrealized (Losses)	Fair Value	Unrealized (Losses)	Fair Value	Unrealized (Losses)
Fixed maturities:
U.S. Treasury bonds, agency bonds and foreign government bonds	$87,915	$(1,061)	$117,683	$(4,904)	$205,598	$(5,965)
States, municipalities and political subdivisions	16,349	(60)	37,340	(498)	53,689	(558)
Mortgage-backed and asset-backed securities:
Agency mortgage-backed securities	18,881	(80)	58,301	(918)	77,182	(998)
Residential mortgage obligations	5,625	(50)	1,728	(88)	7,353	(138)
Asset-backed securities	110,275	(539)	34,530	(425)	144,805	(964)
Commercial mortgage-backed securities	19,741	(71)	1,391	(27)	21,132	(98)

Subtotal	$154,522	$(740)	$95,950	$(1,458)	$250,472	$(2,198)
Corporate bonds	190,461	(871)	31,126	(755)	221,587	(1,626)

Total fixed maturities	$449,247	$(2,732)	$282,099	$(7,615)	$731,346	$(10,347)
Equity securities	19,690	(1,297)	238	(7)	19,928	(1,304)

Total fixed maturities and equity securities	$468,937	$(4,029)	$282,337	$(7,622)	$751,274	$(11,651)

At March 31, 2015, there were 147 fixed maturities in an unrealized loss position, and there were six equity securities in an unrealized loss position. In the above table, the gross unrealized loss for the greater than 12 months category consists primarily of agency and foreign government bonds primarily due to an unfavorable foreign exchange movement. At December 31, 2014, there were 259 fixed maturities in an unrealized loss position, and there were 15 equity securities in an unrealized loss position. The gross unrealized loss for the greater than 12 months category consists primarily of Treasury and agency bonds, due to an increase in interest rates and unfavorable foreign exchange movement.

As of March 31, 2015 and December 31, 2014, the largest unrealized loss by a non-government backed issuer in the investment portfolio was $0.4 million and $0.5 million, respectively.

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

To determine whether the unrealized loss on structured securities is other-than-temporary, our Company analyzes the projections provided by our investment managers with respect to an expected principal loss under a range of scenarios and utilizes the most likely outcomes. The analysis relies on actual collateral performance measures such as default rate, prepayment rate and loss severity. These assumptions are applied throughout the remaining term of the deal, incorporating the transaction structure and priority of payments, to generate loss adjusted cash flows. Results of the analysis will indicate whether the security is expected ultimately to incur a loss or whether there is a material impact on yield due to either a projected loss or a change in cash flow timing. A break-even default rate is also calculated. A comparison of the break-even default rate to the actual default rate provides an indication of the level of cushion or coverage to the first dollar principal loss. The analysis applies the stated assumptions throughout the remaining term of the transaction to forecast cash flows, which are then applied through the transaction structure to determine whether there is a loss to the security. For securities in which a tranche loss is present and the net present value of loss adjusted cash flows is less than book value, impairment is recognized. The output data also includes a number of additional metrics such as average life remaining, original and current credit support, over 60 day delinquency and security rating.

The significant inputs used to measure the amount of credit loss recognized in earnings were actual delinquency rates, default probability assumptions, severity assumptions and prepayment assumptions. Projected losses are a function of both loss severity and probability of default. Default probability and severity assumptions differ based on property type, vintage and the stress of the collateral. Our Company does not intend to sell, and it is more likely than not that it will not be required to sell, these securities before the recovery of the amortized cost basis.

For equity securities, in general, our Company focuses our attention on those securities with a fair value less than 80% of their cost for six or more consecutive months. If warranted as the result of conditions relating to a particular security, our Company will focus on a significant decline in fair value regardless of the time period involved. Factors considered in evaluating potential impairment include, but are not limited to, the current fair value as compared to cost of the security, the length of time the investment has been below cost and by how much the investment is below cost. If an equity security is deemed to be other-than-temporarily impaired, the cost is written down to fair value with the loss recognized in earnings.

Our Company’s ability to hold securities is supported by sufficient cash flow from our operations and from maturities within our investment portfolio in order to meet our claims payment and other disbursement obligations arising from our underwriting operations without selling such investments. With respect to securities where the decline in value is determined to be temporary and the security’s value is not written down, a subsequent decision may be made to sell that security and realize a loss. Subsequent decisions on security sales are made within the context of overall risk monitoring, changing information and market conditions.

Our Company did not have any credit related OTTI losses during the three months ended March 31, 2015 and 2014.

The following table summarizes the cumulative amounts related to our Company’s credit loss portion of the OTTI losses on fixed maturities for the three months ended March 31, 2015 and 2014. Our Company does not intend to sell, and it is more likely than not that it will not be required to sell, the securities prior to recovery of the amortized cost basis and for which the non-credit loss portion is included in AOCI.

	Three Months Ended March 31,
amounts in thousands	2015	2014
Beginning balance	$2,361	$5,154
Additions for credit loss impairments recognized in the current period on securities not previously impaired	—	—
Additions for credit loss impairments recognized in the current period on securities previously impaired	—	—
Reductions for credit loss impairments previously recognized on securities sold during the period	—	—

Ending balance	$2,361	$5,154

Our Company’s net investment income was derived from the following sources:

	Three Months Ended March 31,
amounts in thousands	2015	2014
Fixed maturities	$15,047	$13,953
Equity securities	1,968	3,233
Short-term investments	183	218

Total investment income	$17,198	$17,404
Investment expenses	(945)	(794)

Net investment income	$16,253	$16,610

Realized gains and losses, excluding net OTTI losses recognized in earnings, for the periods indicated, were as follows:

	Three Months Ended March 31,
amounts in thousands	2015	2014
Fixed maturities:
Gains	$1,174	$1,867
Losses	(572)	(2,051)

Fixed maturities, net	$602	$(184)
Short-term:
Gains	$8	$—
Losses	(162)	—

Short-term, net	$(154)	$—
Equity securities:
Gains	$6,325	$1,920
Losses	(1,177)	(903)

Equity securities, net	$5,148	$1,017

Net realized gains (losses)	$5,596	$833

Note 4.	Fair Value Measurement

The fair value of our financial instruments is determined based on the following fair value hierarchy:

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

The following tables present, for each of the fair value hierarchy levels as defined by the accounting guidance for fair value measurements and described below, our Company’s fixed maturities and equity securities by asset class that are measured at fair value on a recurring basis, as well as the fair value of the 5.75% Senior notes due October 15, 2023 (the “Senior notes”) carried at amortized cost as of March 31, 2015 and December 31, 2014:

	March 31, 2015
amounts in thousands	Level 1	Level 2	Level 3	Total
Fixed maturities:
U.S. Treasury bonds, agency bonds and foreign government bonds	$80,823	$229,566	$—	$310,389
States, municipalities and political subdivisions	—	547,664	—	547,664
Mortgage-backed and asset-backed securities:
Agency mortgage-backed securities	—	364,468	—	364,468
Residential mortgage obligations	—	33,116	—	33,116
Asset-backed securities	—	216,475	—	216,475
Commercial mortgage-backed securities	—	231,703	—	231,703

Subtotal	$—	$845,762	$—	$845,762
Corporate bonds	—	641,410	—	641,410

Total fixed maturities	$80,823	$2,264,402	$—	$2,345,225
Equity securities	87,701	71,343	—	159,044
Short-term investments	242,553	—	—	242,553

Total assets measured at fair value	$411,077	$2,335,745	$—	$2,746,822

Senior notes	$—	$290,524	$—	$290,524

Total liabilities measured at fair value	$—	$290,524	$—	$290,524

	December 31, 2014
amounts in thousands	Level 1	Level 2	Level 3	Total
Fixed maturities:
U.S. Treasury bonds, agency bonds and foreign government bonds	$146,904	$251,019	$—	$397,923
States, municipalities and political subdivisions	—	541,007	—	541,007
Mortgage-backed and asset-backed securities:
Agency mortgage-backed securities	—	364,622	—	364,622
Residential mortgage obligations	—	34,087	—	34,087
Asset-backed securities	—	206,413	—	206,413
Commercial mortgage-backed securities	—	206,318	—	206,318

Subtotal	$—	$811,440	$—	$811,440
Corporate bonds	—	615,564	—	615,564

Total fixed maturities	$146,904	$2,219,030	$—	$2,365,934
Equity securities	127,183	57,112	—	184,295
Short-term investments	179,506	—	—	179,506

Total assets measured at fair value	$453,593	$2,276,142	$—	$2,729,735

Senior notes	$—	$285,710	$—	$285,710

Total liabilities measured at fair value	$—	$285,710	$—	$285,710

All other financial assets and liabilities including cash, premium receivables, reinsurance recoverables and reinsurance balance payables are carried at cost, which approximates fair value.

Our Company did not have any significant transfers between the Level 1 and Level 2 classifications for the three months ended March 31, 2015 and 2014.

As of March 31, 2015, our Company did not have any Level 3 assets. For the three months ended March 31, 2014, our Company had one corporate bond for $4.4 million which transferred from Level 3 to Level 2. Our Company was able to obtain a valuation in which all significant inputs to the model are observable in active markets.

Note 5.	Ceded Reinsurance

As of March 31, 2015, the credit quality distribution of our Company’s reinsurance recoverables of $1.1 billion for ceded paid losses, ceded unpaid losses and LAE, and ceded unearned premiums based on insurer financial strength ratings from A.M. Best or S&P was not significantly different from the credit quality distribution as of December 31, 2014.

Our allowance for uncollectible reinsurance was $8.2 million and $11.3 million as of March 31, 2015 and December 31, 2014, respectively. The reduction in our allowance for uncollectible reinsurance was the result of payments of outstanding balances from one of our large reinsurers.

As of March 31, 2015, our 20 largest reinsurers measured by the amount of Reinsurance recoverable for ceded losses and LAE and ceded unearned premium, together with the Reinsurance recoverable and collateral, were not significantly different from December 31, 2014.

Note 6.	Debt

Credit Facilities

On November 6, 2014, NUAL entered into a credit facility for $8.0 million Australian Dollars with Barclays Bank PLC to fund its participation in the Syndicate. The facility is used to fund Australian underwriting obligations for the 2015 and prior underwriting years. The facility contains customary covenants for facilities of this type, including a restriction on future encumbrances that are outside the ordinary course of business, and a requirement to maintain at least £75 million of Funds at Lloyd’s. Interest is payable on the facility at a rate of 2% per annum above a floating rate tied to the average mid-rate for Australian bills of exchange administered by the Australian Financial Markets Association. The facility may be cancelled by either party after providing written notice. As of March 31, 2015, our Company was in compliance with all covenants.

On November 24, 2014, our Company entered into a $175 million credit facility agreement with ING Bank N.V., London Branch, individually and as Administrative Agent, and a syndicate of lenders. The new credit facility amended and restated a $165 million letter of credit facility entered into by the parties on November 22, 2012. The credit facility, which is denominated in U.S. dollars, is utilized to fund our participation in the Syndicate by posting Funds at Lloyd’s through letters of credit for the 2015 and 2016 underwriting years, as well as open prior years. The letters of credit issued under the facility can be denominated in British pounds and their aggregate face amount will fluctuate based on exchange rates. If any letters of credit remain outstanding under the facility after December 31, 2016, our Company would be required to post additional collateral to secure the remaining letters of credit. As of March 31, 2015, letters of credit with an aggregate face amount of $145.1 million were outstanding under the credit facility and our Company had $1.0 million of cash collateral posted.

This credit facility contains customary covenants for facilities of this type, including restrictions on indebtedness and liens, limitations on mergers, dividends and the sale of assets, and requirements as to maintaining certain consolidated tangible net worth, statutory surplus and other financial ratios. The credit facility also provides for customary events of default, including failure to pay principal, interest or fees when due, failure to comply with covenants, any representation or warranty made by our Company being false in any material respect, default under certain other indebtedness, certain insolvency or receivership events affecting our Company and its subsidiaries, the occurrence of certain material judgments, or a change in control of our Company. The letter of credit facility is secured by a pledge of the stock of certain insurance subsidiaries of our Company. To the extent the aggregate face amount issued under the credit facility exceeds the commitment amount, our Company is required to post collateral with the lead bank of the syndicate of lenders.

The applicable fee rate payable under the credit facility is based on a tiered schedule that is based on our Company’s then-current financial strength ratings issued by S&P and A.M. Best and the amount of our Company’s own collateral utilized to fund its participation in the Syndicate.

Senior notes

The Senior notes had no material changes in the first quarter 2015.

Note 7.	Commitments and Contingencies

In 2013, the State of Connecticut (“the State”) awarded our Company up to $11.5 million ($8.0 million in loans and $3.5 million in grants) to move our corporate headquarters to Stamford, Connecticut. The loan is non-interest bearing, has a term of 10 years and is subject to forgiveness based on our compliance with certain conditions set forth in the agreement with the State. The amount of the loan to be received is dependent on our Company reaching certain milestones for creation of new jobs over a five-year period, and the funds are to be used to offset certain equipment purchases, facility costs, training of employees and other eligible project-related costs. Our Company completed the move to Stamford in September 2013 and received $7.5 million of the award, which is comprised of $6.0 million of the loan and $1.5 million of the grant for reaching the first job milestone. Earning of the grant and forgiveness of the loan is subject to certain conditions, including maintaining the required jobs for an extended period of time. As of March 31, 2015, the length of time commitment has not been met. However, our Company expects to meet all the conditions for the state to forgive the amount of the loan received to date, and accordingly, is recognizing the amount of loan and grants received over the period in which our Company recognizes the expenses for which the assistance is intended to compensate as a reduction of such expenses. Our Company recognized $0.2 million of the incentive for each of the three months ended March 31, 2015 and 2014, respectively. As of March 31, 2015 and December 31, 2014, our Company has deferred revenue of $5.9 million and $6.1 million, respectively, which is included in Other liabilities on the Consolidated Balance Sheets.

In the ordinary course of conducting business, our Company’s subsidiaries are involved in various legal proceedings, either indirectly as insurers for parties or directly as defendants. Most of these proceedings consist of claims litigation involving the Company’s subsidiaries as either: (a) liability insurers defending or providing indemnity for third party claims brought against insureds or (b) insurers defending first party coverage claims brought against them. Our Company accounts for such activity through the establishment of unpaid loss and LAE reserves. Our Company’s management believes that the ultimate liability, if any, with respect to such ordinary-course claims litigation, after consideration of provisions made for potential losses and cost of defense, will not be material to our Company’s Consolidated Balance Sheets, Consolidated Statements of Income or Consolidated Statements of Cash Flows.

Our Company’s subsidiaries are also from time to time involved with other legal actions, some of which assert claims for substantial amounts. These actions include claims asserting extra contractual obligations, such as claims involving allegations of bad faith in the handling of claims or the underwriting of policies. In general, our Company believes it has valid defenses to these cases. Our Company’s management expects that the ultimate liability, if any, with respect to future extra-contractual matters will not be material to our Consolidated Balance Sheets, Consolidated Statements of Income or Consolidated Statements of Cash Flows. Nonetheless, given the large or indeterminate amounts sought in certain of these matters, and the inherent unpredictability of litigation, an adverse outcome in such matters could, from time to time, have a material adverse outcome on our Company’s Consolidated Statements of Income or Consolidated Statements of Cash Flows in a particular fiscal quarter or year.

Note 8.	Stock Options, Stock Grants, SARs and ESPP

Stock-based compensation granted under the Company’s stock plans is expensed in tranches over the vesting period. Options and non-performance based grants generally vest equally over a three or four-year period and the options have a maximum term of ten years. Pursuant to the provisions of the Second Amended and Restated 2005 Stock Incentive Plan (“the Plan”), shares that are subject to an award and are forfeited or otherwise terminate without the delivery of the full number of shares may, to the extent of such forfeiture or termination, again be available for grant under the Plan. The Compensation Committee has adopted a policy that shares that are forfeited to satisfy the withholding tax obligations of a grantee, and which have not otherwise been issued or outstanding, will, pursuant to this provision, again be available for grant under the Plan. This policy has been applied effective January 1, 2010.

Restricted stock units and performance units are granted at the market closing price on the grant date. On February 10, 2015, we granted 4,658 restricted stock units and on March 5, 2015, we granted 185,050 performance units to employees and officers with a grant date fair market value of $77.31 and $74.49, respectively. Each performance unit and restricted stock unit represents a contingent right to receive of one share of common stock as of the vesting date.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

Some of the statements in this Quarterly Report on Form 10-Q are “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact included in or incorporated by reference in this Quarterly Report are forward-looking statements. Whenever used in this report, the words “estimate,” “expect,” “believe,” “may,” “will,” “intend,” “continue” or similar expressions or their negative are intended to identify such forward-looking statements. Forward-looking statements are derived from information that we currently have and assumptions that we make. We cannot assure you that anticipated results will be achieved, since actual results may differ materially because of both known and unknown risks and uncertainties which we face. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise, except as required by law. Factors that could cause actual results to differ materially from our forward-looking statements include, but are not limited to, the factors discussed in the “Risk Factors” section of our 2014 Annual Report on Form 10-K as well as:

•	continued volatility in the financial markets and the current recession;

•	risks arising from the concentration of our business in marine and energy, general liability and professional liability insurance, including the risk that market conditions for these lines could change adversely or that we could experience large losses in these lines;

•	cyclicality in the property and casualty insurance business generally, and the marine insurance business specifically;

•	risks that we face in entering new markets and diversifying the products and services that we offer, including risks arising from the development of our new specialty lines or our ability to manage effectively the rapid growth in our lines of business;

•	changing legal, social and economic trends and inherent uncertainties in the loss estimation process, which could adversely impact the adequacy of loss reserves and the allowance for reinsurance recoverables;

•	risks inherent in the preparation of our financial statements, which require us to make many estimates and judgments;

•	our ability to continue to obtain reinsurance covering our exposures at appropriate prices and/or in sufficient amounts;

•	the counterparty credit risk of our reinsurers, including risks associated with the collection of reinsurance recoverable amounts from our reinsurers, who may not pay losses in a timely fashion, or at all;

•	the effects of competition from other insurers;

•	unexpected turnover of our professional staff and our ability to attract and retain qualified employees;

•	increases in interest rates during periods in which we must sell fixed-income securities to satisfy liquidity needs may result in realized investment losses;

•	our investment portfolio is exposed to market-wide risks and fluctuations, as well as to risks inherent in particular types of securities;

•	exposure to significant capital market risks related to changes in interest rates, credit spreads, equity prices and foreign exchange rates which may adversely affect our Consolidated Statements of Income, Balance Sheets or Statements of Cash Flow;

•	capital may not be available in the future, or may not be available on favorable terms;

•	our ability to maintain or improve our insurance company ratings, as downgrades could significantly adversely affect us, including reducing our competitive position in the industry, or causing clients to choose an insurer with a certain rating level to use higher-rated insurers;

•	risks associated with continued or increased premium levies by Lloyd’s for the Lloyd’s Central Fund and cash calls for trust fund deposits, or a significant downgrade of Lloyd’s rating by the A.M. Best;

•	changes in the laws, rules and regulations that apply to our U.S. Insurance Companies;

•	the effect of the European Union Directive on Solvency II on how we manage our business, capital requirements and costs associated with conducting business;

•	the inability of our subsidiaries to pay dividends to us in sufficient amounts, which would harm our ability to meet our obligations;

•	weather-related events and other catastrophes (including man-made catastrophes) impacting our insureds and/or reinsurers;

•	volatility in the market price of our common stock;

•	exposure to recent uncertainties with regard to European sovereign debt holdings;

•	the determination of the impairments taken on our investments is subjective and could materially impact our financial position or results of operations;

•	if we experience difficulties with our information technology and telecommunications systems and/or data security, our ability to conduct our business might be adversely affected;

•	compliance by our Marine business with the legal and regulatory requirements to which they are subject, which are evolving and unpredictable. In addition, compliance with new sanctions and embargo laws could have a material adverse effect on our business; and

•	other risks that we identify in current and future filings with the Securities and Exchange Commission (“SEC”).

In light of these risks, uncertainties and assumptions, any forward-looking events discussed in this Form 10-Q may not occur. You are cautioned not to place undue reliance on any forward-looking statements, which speak only as of their respective dates.

OVERVIEW

The discussion and analysis of our financial condition and results of operations contained herein should be read in conjunction with our interim consolidated financial statements as of March 31, 2015. It contains forward-looking statements that involve risks and uncertainties. Please refer to “Note on Forward-Looking Statements” for more information. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those discussed below and elsewhere in this Form 10-Q.

Unless the context requires otherwise, the terms “we,” “us,” “our,” or “our Company” are used to mean The Navigators Group, Inc., a Delaware holding company established in 1982, and its subsidiaries. The terms “Parent” or “Parent Company” are used to mean The Navigators Group, Inc. without its subsidiaries.

We are an international insurance company with a long-standing area of specialization in Marine insurance. Our P&C insurance business primarily offers General Liability coverage and Umbrella & Excess Liability coverage to commercial enterprises through our Primary and Excess Casualty divisions. We have also developed niches in Professional Liability insurance, through our Management Liability and Errors and Omissions divisions. Beginning in 2010, we added reinsurance products through our Assumed Reinsurance division.

Financial Highlights for the Quarter Ended March 31, 2015 and compared to the same period in the prior year

•	Net income of $25.9 million, a decrease of 7.3% from prior year

•	Earnings per diluted share of $1.77, a decrease of 8.7% from prior year

•	Net underwriting profit of $18.2 million, an increase of 3.9% over prior year

•	Net investment income of $16.3 million, an decrease of 2.1% from prior year

•	Net cash flow used in operations of $4.9 million, a decrease of $13.8 million from prior year

•	Annualized return on equity of 10.1%, a decrease of 2.3% from prior year

•	Book value of $1.1 billion, an increase of 2.6% over prior year

Our revenue is primarily comprised of premiums and investment income. Cash flow is generated from premiums collected and investment income received less paid losses and loss expenses, policy acquisition costs and administrative expenses. Our products are distributed through multiple channels, utilizing global, national and regional retail and wholesale insurance brokers.

During the first quarter of 2015, we realigned our reporting segments from Insurance Companies, Lloyd’s Operations and Corporate to U.S. Insurance, Int’l Insurance, GlobalRe and Corporate. The new segment presentation reflects an increase in the level of importance that the Chief Operating Decision Maker now places on the results of the underlying operating segments when aggregated and reported in alignment with the products and services offered to the marketplace versus when aggregated and reported in alignment with our legal entity structure. Over the past few years, we have been monitoring the growth and stability of our reinsurance business and in 2015 determined that reinsurance has become a stable and significant component of our Company. We are also increasing our focus on additional international insurance markets by establishing underwriting offices in Continental Europe. The offices were fully operational during our January renewal season. We considered these changes in conjunction with operating and reportable segments. For financial information by segment, refer to Note 2 – Segment Information, in the Notes to Consolidated Financial Statements, included herein.

U.S. GAAP and Non-GAAP Financial Performance Metrics

Throughout this quarterly report, we present our operations in the way we believe will be most meaningful, useful and transparent to anyone using this financial information to evaluate our performance. In addition to the GAAP presentation of net income, we show certain non-GAAP financial measures that we believe are valuable in managing our business and drawing comparisons to our peers. These measures are Underwriting profit (loss), Net operating earnings, Combined ratio, Net losses and LAE and Book value per share.

The following is a list of GAAP and non-GAAP measures found throughout this report with their definitions, relationships to GAAP measures and explanations of their importance to our operations.

Underwriting profit (loss)

Underwriting profit represents one measure of the pretax profitability of our insurance operations and is derived by subtracting losses and LAE, policy acquisition costs and other operating expenses from net premiums earned. This information is available in total and by segment in Note 2 – Segment Information to the interim consolidated financial statements as of March 31, 2015. The nearest comparable GAAP measure is earnings before income taxes which, in addition to net underwriting profit, includes Net investment income, Net OTTI, Net realized gains/losses on investments, Interest expense and Other income (expenses).

Combined ratio

This ratio is a common insurance industry measure of profitability for any underwriting operation and is calculated in two components. First, the loss ratio is losses and settlement expenses divided by net premiums earned. The second component, the expense ratio, reflects the sum of policy acquisition costs and insurance operating expenses, divided by net premiums earned. All items included in these components of the combined ratio are presented in our GAAP financial statements. The sum of the loss and expense ratios is the combined ratio. The difference between the combined ratio and 100 reflects the per-dollar rate of Underwriting profit (loss). For example, a combined ratio of 85 implies that for every $100 of premium we earn, we record $15 of Underwriting profit.

Net losses and LAE

Net losses and LAE, as shown in the liabilities section of our Consolidated Balance Sheets, represents the total obligations to claimants for both estimates of known claims and estimates for incurred but not reported (“IBNR”) claims. The related asset item, Reinsurance balances recoverable on unpaid losses and LAE, is the estimate of known claims and estimates of IBNR that we expect to recover from reinsurers. The net of these two items is generally referred to as net unpaid loss and LAE and is commonly used in our disclosures regarding the process of establishing these various estimated amounts.

Book value and book value per share

Book value is equivalent to Stockholders’ equity and book value per share is calculated by dividing Stockholders’ equity by the number of outstanding shares at any period end.

Net operating earnings

Net operating earnings is calculated as net income less after-tax net realized gains (losses), net OTTI losses recognized in earnings, and after-tax foreign exchange gains and losses resulting from foreign currency transactions (transactions denominated in a currency other than the entity’s functional currency) and translation adjustments (translation of foreign currency denominated assets and liabilities into the entity’s functional currency).

RESULTS OF OPERATIONS

The following is a discussion and analysis of our results of operations for the three months ended March 31, 2015 and 2014.

Summary of Consolidated Results

The following table presents a summary of our consolidated financial results for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,		Percentage Change
amounts in thousands	2015	2014	QTD
Gross written premiums	$396,460	$422,790	-6.2%
Ceded written premiums	(107,502)	(110,940)	-3.1%
Net written premiums	288,958	311,850	-7.3%

Net earned premiums	236,132	225,272	4.8%
Net losses and LAE	(130,198)	(135,067)	-3.6%
Commission expenses	(32,905)	(25,727)	27.9%
Other operating expenses	(54,909)	(47,146)	16.5%

Other underwriting income (expenses)	55	155	-64.4%

Underwriting profit (loss)	$18,175	$17,487	3.9%

Net investment income	16,253	16,610	-2.1%
Net realized gains (losses)	5,596	833	NM
Interest expense	(3,855)	(3,852)	0.1%
Other income	2,187	10,244	-78.7%

Income (loss) before income taxes	$38,356	$41,322	-7.2%

Income tax (expense) benefit	(12,427)	(13,354)	-6.9%

Net income (loss)	$25,929	$27,968	-7.3%

Effective tax rate	32.4%	32.3%

Losses and LAE ratio	55.1%	60.0%
Commission expense ratio	13.9%	11.4%
Other operating expense ratio (1)	23.3%	20.8%

Combined ratio	92.3%	92.2%

NM - Percentage change not meaningful

(1) - Includes Other operating expenses & Other underwriting income (expense)

Gross Written Premiums

Gross written premiums decreased $26.3 million for the quarter ended March 31, 2015 compared to the same period in 2014 primarily due to a $30.5 million decrease in GlobalRe related to the nonrenewal of a significant crop quota share treaty, partially offset by increases in U.S. Insurance and Int’l Insurance.

Average renewal premium rates for the three months ended March 31, 2015 decreased in both U.S. Insurance and Int’l Insurance by 1.2% and 3.4%, respectively, resulting in a net decrease of 2.3% compared to the same period in 2014.

Ceded Written Premiums

Ceded written premiums decreased $3.4 million for the quarter ended March 31, 2015 compared to the same period in 2014 primarily due to changes in our mix of business, inclusive of certain changes in our reinsurance programs.

For each of the three months ended March 31, 2015 and 2014, we recorded $0.5 million and $1.0 million, respectively, of reinsurance reinstatement premiums (“RRPs”).

Net Earned Premiums

Net earned premiums increased $10.9 million for the quarter ended March 31, 2015 compared to the same period in 2014. The increase is primarily driven by increased retention resulting from changes in our reinsurance programs in 2014 as well as prior year growth in U.S. Insurance.

Net Losses and LAE

The ratio of Net losses and LAE to net earned premiums (“Losses and LAE ratios”) for the three months ended March 31, 2015 and 2014 is presented in the following table (note: accident year is abbreviated “AY”):

			Point
	Q1 2015	Q1 2014	Change
Net losses and LAE ratio, reported	55.1%	60.0%	-4.9

Reinstatement Premiums assumed/(ceded)	-0.1%	0.4%	-0.5
Prior AY release/(strengthening)	5.3%	0.0%	5.3

Net losses and LAE ratio, adjusted	60.3%	60.4%	-0.1

For the three months ended March 31, 2015, we recorded $12.6 million of prior AY reserve releases as compared to $37.9 thousand for the same period in 2014. The releases in 2015 are related to favorable loss emergence from U.S. Insurance and Int’l Insurance as well as provision for uncollectible reinsurance due to payments of outstanding balances from one of our large reinsurers.

Commission Expenses

Commission expenses paid to brokers and agents are generally based on a percentage of gross written premiums and are partially offset by ceding commissions we may receive on ceded written premiums. Commissions are generally deferred and recorded as deferred policy acquisition costs to the extent that they relate to unearned premium. The percentage of Commission expenses to Net earned premiums (“Commission expense ratio”) for the three months ended March 31, 2015 was 13.9% compared to 11.4% for the comparable period during 2014. The change in the Commission expense ratio for the three months ended March 31, 2015 compared to the same period in 2014 is attributed to the changes in the mix of business, as well as changes in our reinsurance programs resulting in less ceding commissions.

Other Operating Expenses

Other operating expenses were $54.9 million for the three months ended March 31, 2015 compared to $47.1 million for the same period in 2014. The increase is primarily due to continued investment in our employee base, resulting in increased salary and related costs, designed to closely align with business growth, expanding our presence in Europe and an increase in incentive compensation driven by improved cumulative financial results over the corresponding prior period.

Net Investment Income

Our net investment income was derived from the following sources:

	Three Months Ended March 31,		Percentage Change
amounts in thousands	2015	2014	YTD
Fixed maturities	$15,047	$13,953	7.8%
Equity securities	1,968	3,233	-39.1%
Short-term investments	183	218	-16.1%

Total investment income	$17,198	$17,404	-1.2%
Investment expenses	(945)	(794)	19.0%

Net investment income	$16,253	$16,610	-2.1%

The decrease in total investment income for the three months ended March 31, 2015 as compared to the prior year was primarily due to a $1.6 million one-time special dividend received in the first quarter of 2014 in the equity portfolio. The annualized pre-tax yield, excluding net realized gains and losses and net OTTI losses recognized in earnings, was 2.4% and 2.8% for the three months ended March 31, 2015 and 2014, respectively. Excluding the impact of the one-time special dividend, the pre-tax investment yield for the three months ended March 31, 2014 was 2.5%. The portfolio duration was 3.7 years and 3.6 years at March 31, 2015 and 2014, respectively.

The tax equivalent yields for the three months ended March 31, 2015 and 2014 on a consolidated basis were 2.5% and 2.9%, respectively. During 2015, the tax-exempt portion of our investment portfolio has decreased by $9.2 million to approximately 20.8% of the fixed maturities investment portfolio as of March 31, 2015, compared to approximately 21.0% at December 31, 2014.

OTTI Losses Recognized in Earnings

There were no credit related OTTI losses for the three months ended March 31, 2015 and 2014.

Net Realized Gains and Losses

Net realized gains and losses, excluding net OTTI losses recognized in earnings, for the periods indicated were as follows:

	Three Months Ended March 31,		Percentage Change
amounts in thousands	2015	2014	YTD
Fixed maturities:
Gains	$1,174	$1,867	-37.1%
Losses	(572)	(2,051)	-72.1%

Fixed maturities, net	$602	$(184)	NM

Short-term:
Gains	$8	$—	NM
Losses	(162)	—	NM

Short-term, net	$(154)	$—	NM

Equity securities:
Gains	$6,325	$1,920	NM
Losses	(1,177)	(903)	30.3%

Equity securities, net	$5,148	$1,017	NM

Net realized gains (losses)	$5,596	$833	NM

NM - Percentage change not meaningful

Net realized gains and losses are generated as part of the normal ongoing management of our investment portfolio. Net realized gains of $5.6 million for the three months ended March 31, 2015 are primarily due to the sale of equity securities. Net realized gains of $0.8 million for the three months ended March 31, 2014 are primarily due to the sale of government and agency bonds, corporate bonds and equity securities.

Interest Expense

Interest expense of $3.9 million for each of the three months ended March 31, 2015 and 2014 relates to our $265.0 million principal amount of the Senior notes. The effective interest rate related to the Senior notes based on the proceeds net of discount and all issuance costs, approximates 5.86%.

Other Income (Expense)

Other income (expense) is primarily comprised of unrealized and realized foreign exchange gains and losses, commission income and inspection fees. Total other income for the three months ended March 31, 2015 was $2.2 million, as compared to total other income of $10.4 million in the prior year. The prior year was impacted by a $10.0 million foreign currency transaction gain in connection with a change in the functional currency of the Syndicate. See Note 1 – Organizations & Summary of Significant Accounting Policies, for additional information regarding the foreign currency adjustment.

Income Taxes

We recorded an effective tax rate of 32.4% for the three months ended March 31, 2015 compared to 32.3% for the same period in 2014. The income tax provision has been computed based on our estimated annual effective tax rate. Our effective tax rate for the quarter differs from the federal tax rate of 35% principally because of tax-exempt investment income and dividends received deduction.

Net Income

Net income for the three months ended March 31, 2015 was $25.9 million or $1.77 per diluted share compared to $28.0 million or $1.94 per diluted share for the three months ended March 31, 2014.

Operating Earnings

The following table presents our operating earnings for the three months ended March 31, 2015 and 2014:

amounts in thousands	2015	2014	QTD
Net income	$25,929	$27,968	-7.3%
Less: after-tax realized (gains) losses	(3,637)	(542)	NM
Less: after-tax other (income) expense	(1,422)	(6,492)	-78.1%

Net operating earnings	$20,870	$20,934	-0.3%

Net operating earnings per common share:
Basic	1.46	1.47
Diluted	1.43	1.45

NM - Percentage change not meaningful

Book Value and Book Value Per Share

As of March 31, 2015, our book value was $1.1 billion and our book value per share was $73.21, increasing 1.8% from $71.93 as of December 31, 2014, primarily driven by $25.9 million of Net income for the three months ended March 31, 2015.

Segment Information

The following tables summarize our consolidated financial results by segment for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31, 2015
	U.S.	Int’l
amounts in thousands	Insurance	Insurance	GlobalRe	Corporate (1)	Total
Gross written premiums	$199,327	$122,427	$74,706	$—	$396,460
Ceded written premiums	(68,730)	(34,256)	(4,516)	—	(107,502)
Net written premiums	130,597	88,171	70,190	—	288,958

Net earned premiums	131,091	65,525	39,516	—	236,132
Net losses and LAE	(77,799)	(29,691)	(22,708)	—	(130,198)
Commission expenses	(14,345)	(11,413)	(7,298)	151	(32,905)
Other operating expenses	(33,688)	(17,009)	(4,212)	—	(54,909)
Other underwriting income (expense)	196	—	10	(151)	55

Underwriting profit (loss)	$5,455	$7,412	$5,308	$—	$18,175

Net investment income				16,253	16,253
Net realized gains (losses)				5,596	5,596
Interest expense				(3,855)	(3,855)
Other income				2,187	2,187

Income before income taxes	$5,455	$7,412	$5,308	$20,181	$38,356
Income tax (expense) benefit				(12,427)	(12,427)

Net income (loss)					$25,929

Losses and LAE ratio	59.3%	45.3%	57.5%		55.1%
Commission expense ratio	10.9%	17.4%	18.5%		13.9%
Other operating expense ratio (2)	25.6%	26.0%	10.6%		23.3%

Combined ratio	95.8%	88.7%	86.6%		92.3%

(1) - Includes Corporate segment intercompany eliminations.

(2) - Includes Other operating expenses and Other underwriting income.

	Three Months Ended March 31, 2014
	U.S.	Int’l
amounts in thousands	Insurance	Insurance	GlobalRe	Corporate (1)	Total
Gross written premiums	$198,348	$119,192	$105,250	$—	$422,790
Ceded written premiums	(65,066)	(42,582)	(3,292)	—	(110,940)
Net written premiums	133,282	76,610	101,958	—	311,850

Net earned premiums	115,190	62,054	48,028	—	225,272
Net losses and LAE	(72,964)	(31,220)	(30,883)	—	(135,067)
Commission expenses	(9,509)	(8,855)	(7,872)	509	(25,727)
Other operating expenses	(27,993)	(15,059)	(4,094)	—	(47,146)
Other underwriting income (expense)	513	6	145	(509)	155

Underwriting profit (loss)	$5,237	$6,926	$5,324	$—	$17,487

Net investment income				16,610	16,610
Net realized gains (losses)				833	833
Interest expense				(3,852)	(3,852)
Other income				10,244	10,244

Income before income taxes	$5,237	$6,926	$5,324	$23,835	$41,322
Income tax (expense) benefit				(13,354)	(13,354)

Net income (loss)					$27,968

Losses and LAE ratio	63.3%	50.3%	64.3%		60.0%
Commission expense ratio	8.3%	14.3%	16.4%		11.4%
Other operating expense ratio (2)	23.9%	24.2%	8.2%		20.8%

Combined ratio	95.5%	88.8%	88.9%		92.2%

(1) - Includes Corporate segment intercompany eliminations.

(2) - Includes Other operating expenses and Other underwriting income.

U.S. Insurance

The following tables summarize our underwriting profit by operating segment for the U.S. Insurance reporting segment for the three months ended March 31, 2015 and 2014:

	U.S. Insurance
	Q1 2015				Q1 2014
									%
			Professional				Professional		Change
amounts in thousands	Marine	P&C	Liability	Total	Marine	P&C	Liability	Total	Total
Gross written premiums	$40,835	$134,146	$24,346	$199,327	$43,025	$125,119	$30,204	$198,348	0.5%
Ceded written premiums	(16,286)	(39,558)	(12,886)	(68,730)	(9,170)	(46,156)	(9,740)	(65,066)	5.6%
Net written premiums	24,549	94,588	11,460	130,597	33,855	78,963	20,464	133,282	-2.0%

Net earned premiums	23,924	90,735	16,432	131,091	27,986	64,931	22,273	115,190	13.8%
Net losses and LAE	(10,188)	(58,047)	(9,564)	(77,799)	(14,683)	(44,349)	(13,932)	(72,964)	6.6%
Commission expenses	(4,032)	(8,556)	(1,757)	(14,345)	(2,547)	(3,945)	(3,017)	(9,509)	50.9%
Other operating expenses	(6,973)	(21,059)	(5,656)	(33,688)	(5,689)	(17,313)	(4,991)	(27,993)	20.3%
Other underwriting income (expenses)	151	44	1	196	201	266	46	513	-61.8%

Underwriting profit (loss)	$2,882	$3,117	$(544)	$5,455	$5,268	$(410)	$379	$5,237	4.2%

Losses and LAE ratio	42.6%	64.0%	58.2%	59.3%	52.5%	68.3%	62.6%	63.3%
Commission expense ratio	16.9%	9.4%	10.7%	10.9%	9.1%	6.1%	13.5%	8.3%
Other operating expense ratio (1)	28.5%	23.2%	34.4%	25.6%	19.6%	26.2%	22.2%	23.9%

Combined ratio	88.0%	96.6%	103.3%	95.8%	81.2%	100.6%	98.3%	95.5%

(1) - Includes Other operating expenses and Other underwriting income.

Gross Written Premiums

Gross written premiums increased $1.0 million for the quarter ended March 31, 2015 compared to the same period in 2014 due to strong new business production and improving market conditions in our U.S. P&C operating segment, which increased 7.2% as compared to the same period in 2014, specifically driven by our Excess Casualty, Primary Casualty and Environmental divisions, which increased 5.5%, 6.6% and 19.9%, respectively. The aforementioned increases were partially offset by our U.S. Marine and U.S. Professional Liability operating segments, which decreased 5.1% and 19.4%, respectively as compared to the same period in 2014. The decrease in the U.S. Marine operating segment can be attributed to non-renewals across various product lines and the decrease in the U.S. Professional Liability operating segment is driven by our decision to exit the small lawyers professional liability business as well as a decrease in our real estate agents liability business as a result of a program termination.

Average renewal premium rates for U.S. Insurance for the three months ended March 31, 2015 decreased 1.2%, primarily driven by a 7.1% and 0.3% decrease in our U.S. Professional Liability and U.S. P&C operating segments, respectively.

Ceded Written Premiums

Ceded written premiums increased $3.7 million for the quarter ended March 31, 2015 compared to the same period in 2014 due to increased cessions in U.S. Marine of $7.1 million on account of new proportional reinsurance programs including 35% cessions on our U.S. Cargo and U.S. Craft products, respectively, in addition to minor changes to our existing proportional reinsurance programs in response to recent market conditions. Furthermore, U.S. Professional Liability ceded written premium increased $3.1 million as compared to the same period in 2014 due to a new reinsurance program implemented in the fourth quarter of 2014 which includes a 60% cession and additional excess-of-loss on various products within our Errors & Omissions (“E&O”) division. The aforementioned increases were partially offset by a $6.6 million decrease in ceded written premium as compared to the same period in 2014 within our U.S. P&C operating segment due to a decrease in our proportional reinsurance program that supports certain casualty risks.

For the three months ended March 31, 2015, we recorded $1.4 million of reinsurance reinstatement premiums primarily driven by one loss within our U.S. Marine business, as compared to $0.5 million of ceded reinsurance reinstatement premiums reported in the first quarter of 2014.

Net Earned Premiums

Net earned premiums increased $15.9 million for the quarter ended March 31, 2015 compared to the same period in 2014. The increase is primarily driven by continued growth in the Excess Casualty and Primary Casualty divisions of the U.S. P&C operating segment compounded with increased retention in the Excess Casualty division. The aforementioned increase was partially offset by decreases in retention in U.S. Marine and U.S. Professional Liability operating segments due to the changes in ceded reinsurance programs as described above and, to a lesser extent, a $0.9 million increase in reinsurance reinstatement premiums as compared to first quarter 2014.

Net Losses and LAE

The changes in Net loss and LAE within U.S. Insurance are primarily driven by prior AY reserve strengthening or releases, as discussed below, and to a lesser extent changes in our mix of business.

The Net loss reserves as of March 31, 2015 and December 31, 2014 are as follows:

	U.S. Insurance
	Q1 2015				Q4 2014
			Professional				Professional		Total %
amounts in thousands	Marine	P&C	Liability	Total	Marine	P&C	Liability	Total	Change
Case Reserves	$75,586	$145,540	$47,533	$268,659	$74,699	$144,334	$56,501	$275,534	-2.5%
IBNR Reserves	62,905	419,345	81,093	563,343	64,390	391,643	85,369	541,402	4.1%

Total	$138,491	$564,885	$128,626	$832,002	$139,089	$535,977	$141,870	$816,936	1.8%

The components for Net losses and LAE for the three months ended March 31, 2015 and 2014 are as follows:

	U.S. Insurance
	Q1 2015				Q1 2014
			Professional				Professional		Point
	Marine	P&C	Liability	Total	Marine	P&C	Liability	Total	Change
Net losses and LAE ratio, reported	42.6%	64.0%	58.2%	59.3%	52.5%	68.3%	62.6%	63.3%	-4.0

Reinstatement Premiums assumed/(ceded)	-2.5%	0.1%	0.0%	-0.6%	-0.5%	-0.2%	0.0%	-0.3%	-0.3
Prior AY release/(strengthening)	17.7%	1.2%	5.3%	4.8%	6.9%	-3.2%	-1.5%	-0.4%	5.2

Net losses and LAE ratio, adjusted	57.8%	65.3%	63.5%	63.5%	58.9%	64.9%	61.1%	62.6%	0.9

U.S. Insurance recorded $6.4 million of net prior AY reserve releases, primarily driven by $4.5 million of reserve releases from our U.S. Marine operating segment due to a decline in large loss activity as well as collections of recoverables previously written off and to a lesser extent, a $1.9 million release of provision for uncollectible reinsurance due to payments of outstanding balances from one of our large reinsurers.

Commission Expenses

The commission expense ratio for the three months ended March 31, 2015 increased 2.6 points as compared to the same period in 2014, primarily driven by decreases in our proportional reinsurance within the Excess Casualty division of our U.S. P&C operating segment, ultimately increasing our net commission expense, partially offset by an increase in cessions within the U.S. Professional Liability operating segment due to changes in our E&O reinsurance program in the fourth quarter of 2014 that have resulted in additional ceding commissions.

Other Operating Expenses

For the three months ended March 31, 2015, Other operating expenses increased $5.7 million as compared to the same period in 2014 primarily driven by continued investment in our underwriting teams and support staff and an increase in incentive compensation driven by improved cumulative financial results over the corresponding prior period.

Int’l Insurance

The following tables summarize our underwriting profit by operating segment for Int’l Insurance for the three months ended March 31, 2015 and 2014:

	Int’l Insurance
	Q1 2015				Q1 2014
									%
			Professional				Professional		Change
amounts in thousands	Marine	P&C	Liability	Total	Marine	P&C	Liability	Total	Total
Gross written premiums	$67,410	$32,950	$22,067	$122,427	$61,982	$42,250	$14,960	$119,192	2.7%
Ceded written premiums	(10,822)	(16,129)	(7,305)	(34,256)	(12,394)	(24,464)	(5,724)	(42,582)	-19.6%
Net written premiums	56,588	16,821	14,762	88,171	49,588	17,786	9,236	76,610	15.1%

Net earned premiums	37,792	16,034	11,699	65,525	38,044	16,441	7,569	62,054	5.6%
Net losses and LAE	(19,511)	(4,880)	(5,300)	(29,691)	(19,697)	(6,957)	(4,566)	(31,220)	-4.9%
Commission expenses	(9,190)	(1,027)	(1,196)	(11,413)	(9,987)	1,191	(59)	(8,855)	28.9%
Other operating expenses	(6,695)	(5,984)	(4,330)	(17,009)	(6,415)	(5,280)	(3,364)	(15,059)	13.0%
Other underwriting income (expenses)	—	—	—	—	6	—	—	6	NM

Underwriting profit (loss)	$2,396	$4,143	$873	$7,412	$1,951	$5,395	$(420)	$6,926	7.0%

Losses and LAE ratio	51.6%	30.4%	45.3%	45.3%	51.8%	42.3%	60.3%	50.3%
Commission expense ratio	24.4%	6.4%	10.2%	17.4%	26.4%	-7.2%	0.8%	14.3%
Other operating expense ratio (1)	17.8%	37.4%	37.1%	26.0%	16.8%	32.1%	44.5%	24.2%

Combined ratio	93.8%	74.2%	92.6%	88.7%	95.0%	67.2%	105.6%	88.8%

NM - Percentage change not meaningful

(1) - Includes Other operating expenses and Other underwriting income.

Gross Written Premiums

Gross written premiums increased $3.2 million for the three months ended March 31, 2015 compared to the same period in 2014. The increase in gross written premium is primarily driven by growth in our Int’l Professional Liability operating segment of $7.1 million, of which $1.4 million relates to our new product line Warranties and Indemnities, $2.7 million of which relates to premium generated by the new European offices. These offices in addition to the London office are seeing strong premium production in the quarter, which is above prior year. Int’l Marine has also increased $5.4 million driven in particular by our Cargo and Hull product with new business being written in the European branches. This has been offset by a $9.3 million decrease in our Int’l P&C operating segment due to adverse market conditions, which saw a decrease in renewal rates of 7.0% for the three months ended March 31 2015.

Average renewal premium rates for our Int’l Insurance segment for the three months ended March 31, 2015 decreased 3.4%, driven by 7.0%, 3.6% and 1.5% decreases in our Int’l P&C, Int’l Professional Liability and Int’l Marine operating segments, respectively.

Ceded Written Premiums

Ceded written premiums decreased $8.3 million for the three months ended March 31, 2015 compared to the same period in 2014. This decrease was primarily caused by changes to our Offshore Energy division proportional reinsurance program within the Int’l P&C operating segment as we are retaining more business.

Net Earned Premiums

Net earned premiums increased $3.5 million for the three months ended March 31, 2015 as compared to the same period in 2014. This increase was due to continued growth in Int’l Professional Liability.

Net Losses and LAE

The changes in Net losses and LAE within Int’l Insurance are primarily driven by prior AY reserve strengthening or releases, as discussed below, and to a lesser extent changes in our mix of business.

The Net losses and LAE reserves as of March 31, 2015 and December 31, 2014 are as follows:

	Int’l Insurance
	Q1 2015				Q4 2014
			Professional				Professional		Total %
amounts in thousands	Marine	P&C	Liability	Total	Marine	P&C	Liability	Total	Change
Case Reserves	$172,408	$35,320	$7,477	$215,205	$168,575	$41,695	$12,466	$222,736	-3.4%
IBNR Reserves	69,630	22,257	51,229	143,116	75,673	21,391	49,712	146,776	-2.5%

Total	$242,038	$57,577	$58,706	$358,321	$244,248	$63,086	$62,178	$369,512	-3.0%

The components for Net losses and LAE for the three months ended March 31, 2015 and 2014 are as follows:

	Int’l Insurance
	Q1 2015				Q1 2014
			Professional				Professional		Point
	Marine	P&C	Liability	Total	Marine	P&C	Liability	Total	Change
Net losses and LAE ratio, reported	51.6%	30.4%	45.3%	45.3%	51.8%	42.3%	60.3%	50.3%	-5.0

Reinstatement Premiums assumed/(ceded)	1.1%	0.1%	0.0%	0.6%	-0.7%	0.0%	0.0%	-0.5%	1.1
Prior AY release/(strengthening)	9.1%	12.4%	7.0%	9.6%	1.5%	-0.2%	0.4%	0.9%	8.7

Net losses and LAE ratio, adjusted	61.8%	42.9%	52.3%	55.5%	52.6%	42.1%	60.7%	50.7%	4.8

Int’l Insurance recorded $6.2 million of prior AY reserve releases primarily driven by $3.4 million and $1.5 million of reserve release in the Int’l Marine and the Int’l P&C operating segments, respectively, in connection with favorable loss emergence and, to a lesser extent, a $1.2 million release of provision for uncollectible reinsurance due to payments of outstanding balances from one of our large reinsurers.

Commission Expenses

The commission expense ratio for the three months ended March 31, 2015 increased 3.1 points as compared to the same period in 2014, primarily driven by changes in our proportional reinsurance programs in the first quarter of 2015, as noted above, which in turn resulted in less ceding commission, and to a lesser extent, a change in our mix of business.

Other Operating Expenses

Other operating expenses increased $1.9 million for the three months ended March 31, 2015 as compared to the same period in 2014, primarily due to investment in new underwriting initiatives in mainland Europe including new underwriting offices in Rotterdam, Milan and Paris, and continued investment in new underwriting teams and support staff in London.

GlobalRe

The following tables summarize our underwriting profit for GlobalRe for the three months ended March 31, 2015 and 2014:

	GlobalRe
amounts in thousands	Q1 2015	Q1 2014	% Change
Gross written premiums	$74,706	$105,250	-29.0%
Ceded written premiums	(4,516)	(3,292)	37.2%
Net written premiums	70,190	101,958	-31.2%

Net earned premiums	39,516	48,028	-17.7%
Net losses and LAE	(22,708)	(30,883)	-26.5%
Commission expenses	(7,298)	(7,872)	-7.3%
Other operating expenses	(4,212)	(4,094)	2.9%
Other underwriting income (expenses)	10	145	-93.1%

Underwriting profit (loss)	$5,308	$5,324	-0.3%

Losses and LAE ratio	57.5%	64.3%
Commission expense ratio	18.5%	16.4%
Other operating expense ratio (1)	10.6%	8.2%

Combined ratio	86.6%	88.9%

(1) - Includes Other operating expenses and Other underwriting income.

Gross Written Premiums

Gross written premiums decreased $30.5 million, for the three months ended March 31, 2015 compared to the same period in 2014 primarily due to the non-renewal of a significant multiple peril crop quota share treaty within the Agriculture division and lower Assumed RRPs in the Latin America (“LatAm”) and Marine Assumed divisions, offset by year over year written premium increases in the Accident & Health, Professional Liability and Property Treaty divisions, due to improved terms on renewals and new business opportunities.

Ceded Written Premiums

Ceded written premiums increased $1.2 million for the three months ended March 31, 2015 compared to the same period in 2014 primarily due to two additional retrocessional treaties written in the quarter for the LatAm surety business as well as an increase in the P&C retrocessional treaties, which includes the Property Treaty division business.

Net Earned Premiums

Net earned premiums decreased $8.5 million for the three months ended March 31, 2015 compared to the same period in 2014. This decrease was primarily due to the nonrenewal of the crop quota share treaty noted above.

Net Losses and LAE

The changes in Net losses and LAE for GlobalRe are primarily driven by changes in our mix of business.

The Net losses and LAE reserves as of March 31, 2015 and December 31, 2014 are as follows:

	GlobalRe
amounts in thousands	Q1 2015	Q4 2014	% Change
Case Reserves	$30,371	$31,108	-2.4%
IBNR Reserves	92,211	90,580	1.8%

Total	$122,582	$121,688	0.7%

The components for Net losses and LAE for the three months ended March 31, 2015 and 2014 are as follows:

	GlobalRe		Point
	Q1 2015	Q1 2014	Change
Net losses and LAE ratio, reported	57.5%	64.3%	-6.8

Reinstatement Premiums assumed/(ceded)	0.2%	3.4%	-3.2
Prior AY release/(strengthening)	0.0%	-0.2%	0.2

Net losses and LAE ratio, adjusted	57.7%	67.5%	-9.8

The favorable variance in adjusted Net losses and LAE ratio is primarily driven by less Net earned premiums in the Agriculture division due to the non-renewal of significant multiple peril crop quota share treaty, as well as increases in Net earned premiums from prior UWY in the Professional Liability, LatAm and Int’l Property Treaty divisions, all carrying lower ultimate loss ratios.

Commission Expenses

The Commission expense ratio increased 2.1 points for the three months ended March 31, 2015 compared to the same period in 2014, resulting from the non-renewal of a significant multiple peril crop quota share treaty, which carried a lower commission rate, as well as greater profit commission expenses in the Accident & Health and LatAm divisions.

Other Operating Expenses

Other operating expenses increased $0.1 million for the three months ended March 31, 2015 compared to the same period in 2014. The unfavorable variance is due to increases in LatAm premium taxes, as a result of a higher rate charged on insurance transactions in Ecuador in the first quarter of 2015 as well as an increase in expenses related to support staff closely aligned with business growth in conjunction with an increase in incentive compensation driven by strong prior year underwriting results.

CAPITAL RESOURCES

Our capital resources consist of funds deployed or available to be deployed to support our business operations. As of March 31, 2015 and December 31, 2014, our capital resources were as follows:

	March 31,	December 31,
amounts in thousands	2015	2014
Senior notes	$263,474	$263,440
Stockholders’ equity	1,053,603	1,027,224

Total capitalization	$1,317,077	$1,290,664

Ratio of debt to total capitalization	20.0%	20.4%

We primarily rely upon dividends from our subsidiaries to meet our Parent Company’s obligations. Our Parent Company’s cash obligations primarily consist of semi-annual (April and October) interest payments of $7.6 million on the Senior notes. Going forward, the interest payments may be made from funds held at the Parent Company or dividends from its subsidiaries.

Navigators Insurance Company may pay dividends to the Parent Company out of its statutory earned surplus pursuant to statutory restrictions imposed under the New York insurance law. As of March 31, 2015, the maximum amount available for the payment of dividends by Navigators Insurance Company in 2015 without prior regulatory approval is $90.7 million.

Navigators Corporate Underwriters, Ltd., our wholly-owned corporate member at Lloyd’s, may pay dividends to the Parent Company up to the extent of available profits that have been distributed from the Syndicate. As of March 31, 2015, that amount was $9.4 million (£6.3 million).

On November 24, 2014, our Company entered into a $175.0 million credit facility agreement with ING Bank N.V., London Branch, individually and as Administrative Agent, and a syndicate of lenders to fund our participation in the Syndicate. This new credit facility amended and restated a $165.0 million letter of credit facility entered into by the parties on November 22, 2012. On November 6, 2014, we entered into a second credit facility for $8.0 million Australian Dollars with Barclays Bank PLC to fund the Syndicate’s Australian underwriting obligations. For additional information, refer to Note 6 – Debt, in the Notes to Consolidated Financial Statements, included herein.

Shelf Registration

We generally maintain the ability to issue certain classes of debt and equity securities via a universal shelf registration statement filed with the SEC, which is renewed every three years. The shelf registration provides us the means to access the debt and equity markets relatively quickly. Our current shelf registration, which was filed on April 14, 2015, with the SEC expires in 2018. This report is not an offer to sell or the solicitation of an offer to buy nor shall there be any sale of these securities in any state in which such offer, solicitation or sale would be unlawful prior to registration or qualification under the securities laws of such state.

LIQUIDITY

Consolidated Cash Flows

Net cash used in operating activities was $4.9 million for the three months ended March 31, 2015 compared to net cash provided by operating activities of $8.8 million for the same period in 2014. The net decrease in cash flow from operations during the quarter is largely attributable to an increase in operating expenses paid resulting from increased headcount associated with the expansion of our business lines in our U.S. Insurance Segment and into new European regions in our Int’l Insurance Segment, offset by increased premium collections.

Net cash provided by investing activities was $4.2 million for the three months ended March 31, 2015 compared to net cash used in investing activities of $40.9 million for the comparable period in 2014. Fluctuations in cash provided by, or used in, investing activities is primarily due to changes in operating cash flows and the associated ongoing management of our investment portfolio.

Net cash provided by financing activities was $0.0 for the three months ended March 31, 2015 compared to $0.6 million for the same period in 2014. The decrease in cash provided by financing activities relates to a reduction in proceeds from the issuance of stock under the employee stock purchase plan.

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

Investments

Invested assets increased from 2014 primarily due to reinvestment of portfolio income collected. As of March 31, 2015, the weighted average rating of our fixed maturities was “AA” by S&P and “Aa” by Moody’s. The entire fixed maturity investment portfolio, except for investments with a fair value of $17.0 million, consists of investment grade bonds. As of March 31, 2015, our portfolio had a duration of 3.7 years. Management periodically projects cash flow of the investment portfolio and other sources in order to maintain the appropriate levels of liquidity in an effort to ensure our ability to satisfy claims that may be incurred in excess of our reserves should the need arise. As of March 31, 2015 and December 31, 2014, all fixed maturities and equity securities held by us were classified as available-for-sale.

The following tables set forth the Company’s investments as of March 31, 2015 and December 31, 2014. The tables below include OTTI securities recognized within AOCI:

	March 31, 2015
		Gross	Gross	Cost or
	Fair	Unrealized	Unrealized	Amortized
amounts in thousands	Value	Gains	(Losses)	Cost
Fixed maturities:
U.S. Treasury bonds, agency bonds and foreign government bonds	$310,389	$4,858	$(8,732)	$314,263
States, municipalities and political subdivisions	547,664	19,989	(321)	527,996
Mortgage-backed and asset-backed securities:
Agency mortgage-backed securities	364,468	9,975	(589)	355,082
Residential mortgage obligations	33,116	1,079	(117)	32,154
Asset-backed securities	216,475	814	(554)	216,215
Commercial mortgage-backed securities	231,703	7,789	(28)	223,942

Subtotal	$845,762	$19,657	$(1,288)	$827,393
Corporate bonds	641,410	17,231	(932)	625,111

Total fixed maturities	$2,345,225	$61,735	$(11,273)	$2,294,763
Equity securities	159,044	26,113	(1,037)	133,968
Short-term investments	242,553	20	(1,197)	243,730

Total Investments	$2,746,822	$87,868	$(13,507)	$2,672,461

	December 31, 2014
		Gross	Gross	Cost or
	Fair	Unrealized	Unrealized	Amortized
amounts in thousands	Value	Gains	(Losses)	Cost
Fixed maturities:
U.S. Treasury bonds, agency bonds and foreign government bonds	$397,923	$3,431	$(5,965)	$400,457
States, municipalities and political subdivisions	541,007	19,204	(558)	522,361
Mortgage-backed and asset-backed securities:
Agency mortgage-backed securities	364,622	8,476	(998)	357,144
Residential mortgage obligations	34,087	1,153	(138)	33,072
Asset-backed securities	206,413	380	(964)	206,997
Commercial mortgage-backed securities	206,318	6,630	(98)	199,786

Subtotal	$811,440	$16,639	$(2,198)	$796,999
Corporate bonds	615,564	13,048	(1,626)	604,142

Total fixed maturities	$2,365,934	$52,322	$(10,347)	$2,323,959
Equity securities	184,295	30,756	(1,304)	154,843
Short-term investments	179,506	—	(21)	179,527

Total Investments	$2,729,735	$83,078	$(11,672)	$2,658,329

As of March 31, 2015 and December 31, 2014, our Company did not have a concentration of greater than 5% of invested assets in a single non-U.S. government-backed issuer.

As of March 31, 2015 and December 31, 2014, fixed maturities for which non-credit OTTI was previously recognized and included in other comprehensive income are now in an unrealized gains position of $0.7 million.

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

The contractual maturity dates for fixed maturity securities categorized by the number of years until maturity as of March 31, 2015 are shown in the following table:

	March 31, 2015
	Fair	Amortized
amounts in thousands	Value	Cost
Due in one year or less	$55,121	$59,300
Due after one year through five years	756,593	746,400
Due after five years through ten years	326,731	315,462
Due after ten years	361,018	346,208
Mortgage- and asset-backed securities	845,762	827,393

Total	$2,345,225	$2,294,763

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

The following table sets forth the amount of our fixed maturities as of March 31, 2015 by S&P credit rating or, if an S&P rating is not available, the equivalent Moody’s rating. The total rating is the weighted average quality rating for the fixed maturities portfolio as a whole.

	March 31, 2015
		Fair	Amortized
amounts in thousands	Rating	Value	Cost
Rating description:
Extremely strong	AAA	$459,751	$457,630
Very strong	AA	1,030,782	1,004,078
Strong	A	645,585	631,464
Adequate	BBB	192,099	185,394
Speculative	BB & Below	16,537	15,727
Not rated	NR	471	470

Total	AA	$2,345,225	$2,294,763

The following table sets forth the composition of the non-guaranteed fixed maturities categorized by asset class in our portfolio by generally equivalent S&P and Moody’s ratings (not all securities in our portfolio are rated by both S&P and Moody’s) as of March 31, 2015:

					BB			Amortized
amounts in thousands	AAA	AA	A	BBB	and below	NR	Fair Value	Cost
Municipal bonds	$34,999	$340,836	$165,152	$6,206	$—	$471	$547,664	$527,996
Agency residential mortgage-backed	—	364,468	—	—	—	—	364,468	355,082
Residential mortgage-backed	18,418	—	4,402	1,503	8,793	—	33,116	32,154
Asset-backed	146,844	18,539	44,964	6,128	—	—	216,475	216,215
Commercial mortgage-backed	169,456	31,266	30,981	—	—	—	231,703	223,942
Corporate bonds	12,642	55,989	386,773	178,262	7,744	—	641,410	625,111

Total	$382,359	$811,098	$632,272	$192,099	$16,537	$471	$2,034,836	$1,980,500

The following table sets forth our U.S. Treasury bonds, agency bonds and foreign government bonds as of March 31, 2015:

	March 31, 2015
		Gross	Gross
	Fair	Unrealized	Unrealized	Amortized
amounts in thousands	Value	Gains	(Losses)	Cost
U.S. Treasury bonds	$80,823	$2,345	$(9)	$78,487
Agency bonds	141,571	2,218	(57)	139,410
Foreign government bonds	87,995	295	(8,666)	96,366

Total	$310,389	$4,858	$(8,732)	$314,263

The following table sets forth the municipal bond holdings by sector as of March 31, 2015:

	March 31,2015
		Gross	Gross
	Fair	Unrealized	Unrealized	Amortized
amounts in thousands	Value	Gains	(Losses)	Cost
General obligation	$156,322	$4,093	$(55)	$152,284
Prerefunded	22,758	848	—	21,910
Revenue	309,001	13,316	(234)	295,919
Taxable	59,583	1,732	(32)	57,883

Total	$547,664	$19,989	$(321)	$527,996

We own $71.4 million of municipal securities which are credit enhanced by various financial guarantors. As of March 31, 2015, the average underlying credit rating for these securities is AA-. There has been no material adverse impact to our investment portfolio or results of operations as a result of downgrades of the credit ratings for several of the financial guarantors.

The following table sets forth our agency mortgage-backed securities and residential mortgage-backed securities (“RMBS”) issued by the Government National Mortgage Association (“GNMA”), Federal National Mortgage Association (“FNMA”) and Federal Home Loan Mortgage Corporation (“FHLMC”) and the quality category (prime, Alternative A-paper (“Alt-A”) and subprime) for all other such investments as of March 31, 2015:

	March 31, 2015
		Gross	Gross
	Fair	Unrealized	Unrealized	Amortized
amounts in thousands	Value	Gains	Losses	Cost
Agency mortgage-backed securities:
GNMA	$80,132	$3,094	$(519)	$77,557
FNMA	211,494	5,251	(36)	206,279
FHLMC	72,842	1,630	(34)	71,246

Total agency mortgage-backed securities	$364,468	$9,975	$(589)	$355,082

Residential mortgage-backed securities:
Prime	$13,030	$561	$(96)	$12,565
Alt-A and subprime	1,669	127	(21)	1,563
Non-U.S. RMBS	18,417	391	—	18,026

Total residential mortgage-backed securities	$33,116	$1,079	$(117)	$32,154

We analyze our mortgage-backed and asset-backed securities by credit quality of the underlying collateral distinguishing between the securities issued by the FNMA, the FHLMC and the GNMA which are Federal government sponsored entities, and the non-FNMA and non-FHLMC securities broken out by prime, Alt-A and subprime collateral. The securities issued by FNMA and FHLMC are the obligations of each respective entity. The U.S. Department of the Treasury has agreed to provide support to FNMA and FHLMC under a Preferred Stock Purchase Agreement by committing to make quarterly payments to these enterprises, if needed, to maintain a zero net worth.

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

Details of the collateral of our asset-backed securities portfolio as of March 31, 2015 are presented below:

	March 31,2015
		Gross	Gross
	Fair	Unrealized	Unrealized	Amortized
amounts in thousands	Value	Gains	(Losses)	Cost
Auto loans	$35,697	$316	$(12)	$35,393
Credit cards	56,029	162	(44)	55,911
Collateralized loan obligations	76,132	2	(498)	76,628
Time share	19,637	144	—	19,493
Miscellaneous	28,980	190	—	28,790

Total	$216,475	$814	$(554)	$216,215

We hold non-sovereign securities where the issuer is located in the Euro Area, an economic and monetary union of certain member states within the European Union that have adopted the Euro as their common currency. As of March 31, 2015, the fair value of such securities was $79.0 million, with an amortized cost of $78.1 million representing 3.2% of our total fixed maturities and equity portfolio. Our largest exposure is in the Netherlands with a total of $40.0 million followed by France with a total of $25.8 million. We have no direct exposure to Greece, Portugal, Italy or Spain within the Euro Area, or Ukraine or Russia at March 31, 2015.

The following table summarizes all securities in a gross unrealized loss position as of March 31, 2015 and December 31, 2014, showing the aggregate fair value and gross unrealized loss by the length of time those securities had continuously been in a gross unrealized loss position:

	Less than 12 months		Greater than 12 months		Total
March 31, 2015		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
amounts in thousands	Value	(Losses)	Value	(Losses)	Value	(Losses)
Fixed maturities:
U.S. Treasury bonds, agency bonds and foreign government bonds	$38,187	$(2,879)	$27,210	$(5,853)	$65,397	$(8,732)
States, municipalities and political subdivisions	23,698	(127)	3,514	(194)	27,212	(321)
Mortgage-backed and asset-backed securities:
Agency mortgage-backed securities	25,824	(78)	22,530	(511)	48,354	(589)
Residential mortgage obligations	2,002	(22)	1,623	(95)	3,625	(117)
Asset-backed securities	61,801	(209)	41,475	(345)	103,276	(554)
Commercial mortgage-backed securities	4,088	(9)	1,369	(19)	5,457	(28)

Subtotal	$93,715	$(318)	$66,997	$(970)	$160,712	$(1,288)
Corporate bonds	86,144	(386)	3,954	(546)	90,098	(932)

Total fixed maturities	$241,744	$(3,710)	$101,675	$(7,563)	$343,419	$(11,273)
Equity securities	10,770	(628)	1,803	(409)	12,573	(1,037)

Total fixed maturities and equity securities	$252,514	$(4,338)	$103,478	$(7,972)	$355,992	$(12,310)

	Less than 12 months		Greater than 12 months		Total
December 31, 2014		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
amounts in thousands	Value	(Losses)	Value	(Losses)	Value	(Losses)
Fixed maturities:
U.S. Treasury bonds, agency bonds and foreign government bonds	$87,915	$(1,061)	$117,683	$(4,904)	$205,598	$(5,965)
States, municipalities and political subdivisions	16,349	(60)	37,340	(498)	53,689	(558)
Mortgage-backed and asset-backed securities:
Agency mortgage-backed securities	18,881	(80)	58,301	(918)	77,182	(998)
Residential mortgage obligations	5,625	(50)	1,728	(88)	7,353	(138)
Asset-backed securities	110,275	(539)	34,530	(425)	144,805	(964)
Commercial mortgage-backed securities	19,741	(71)	1,391	(27)	21,132	(98)

Subtotal	$154,522	$(740)	$95,950	$(1,458)	$250,472	$(2,198)
Corporate bonds	190,461	(871)	31,126	(755)	221,587	(1,626)

Total fixed maturities	$449,247	$(2,732)	$282,099	$(7,615)	$731,346	$(10,347)
Equity securities	19,690	(1,297)	238	(7)	19,928	(1,304)

Total fixed maturities and equity securities	$468,937	$(4,029)	$282,337	$(7,622)	$751,274	$(11,651)

At March 31, 2015, there were 147 fixed maturities in an unrealized loss position, and there were six equity securities in an unrealized loss position. In the above table, the gross unrealized loss for the greater than 12 months category consists primarily of agency and foreign government bonds primarily due to an unfavorable foreign exchange movement. At December 31, 2014, there were 259 fixed maturities in an unrealized loss position and there were 15 equity securities in an unrealized loss position. The gross unrealized loss for the greater than 12 months category consists primarily of Treasury and agency bonds, due to an increase in interest rates and unfavorable foreign exchange movement.

We analyze the unrealized losses quarterly to determine if any are other-than-temporary. The above unrealized losses have been determined to be temporary based on our policies.

As of March 31, 2015 and December 31, 2014, the largest unrealized loss by a non-government backed issuer in the investment portfolio was $0.4 million and $0.5 million, respectively.

The following table summarizes the gross unrealized investment losses as of March 31, 2015 by length of time where the fair value was less than 80% of amortized cost:

	March 31, 2015
	Fixed	Equity
amounts in thousands	Maturities	Securities	Total
Less than twelve months	$2,529	$—	$2,529
Longer than twelve months	—	—	—

Total	$2,529	$—	$2,529

The $2.5 million unrealized loss is due to unfavorable foreign exchange movement.

There were no credit related OTTI losses during the three months ended March 31, 2015 and 2014. The significant inputs used to measure the amount of credit loss recognized in earnings were actual delinquency rates, default probability assumptions, severity assumptions and prepayment assumptions. Projected losses are a function of both loss severity and probability of default. Default probability and severity assumptions differ based on property type, vintage and the stress of the collateral. We do not intend to sell any of these securities and it is more likely than not that, we will not be required to sell these securities before the recovery of the amortized cost basis.

CRITICAL ACCOUNTING ESTIMATES

The Company’s Annual Report on Form 10-K for the year ended December 31, 2014 discloses our critical accounting estimates (refer to Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Estimates).

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

The following updates our disclosure regarding foreign currency exchange rate risk as previously stated in the Company’s 2014 Annual Report on Form 10-K.

FOREIGN CURRENCY EXCHANGE RATE RISK

We are exposed to foreign currency exchange rate risk primarily related to foreign-denominated cash, cash equivalents and marketable securities (“foreign funds”), premiums receivable, reinsurance recoverables on paid and unpaid losses and LAE as well as reserves for losses and LAE. The principal currencies creating foreign currency exchange risk for our operations are the British pound, the Euro and the Canadian dollar. We manage our foreign currency exchange rate risk primarily through asset-liability matching.

There have been no material changes in foreign exchange rate risk from year end.

Item 4.	Controls and Procedures

(a)	Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this quarterly report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of the end of such period the Company’s disclosure controls and procedures are effective in identifying, on a timely basis, material information required to be disclosed in our reports filed or submitted under the Exchange Act.

(b)	During the quarter ended March 31, 2015, we implemented a new general ledger system and accounts payable system which were integrated into our financial reporting process. The implementation was not made in response to any deficiency in our internal controls. Implementation of this new system involved changes to our financial reporting procedures and controls. Our management believes that appropriate internal controls are in place with the new system. There have been no other significant changes during our first fiscal quarter in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

(c)	In designing and evaluating the disclosure controls and procedures and internal control over financial reporting, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures and internal control over financial reporting must reflect the fact that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

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

Item 1A.	Risk Factors

There have been no material changes from the risk factors as previously disclosed in the Company’s 2014 Annual Report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Mine Safety Disclosures

Not applicable

Item 5.	Other Information

None

Item 6.	Exhibits

Exhibit No.	Description of Exhibit

10-1	The Navigators Group, Inc. Non-Qualified Deferred Compensation Plan	*

11-1	Computation of Per Share Earnings	*

31-1	Certification of CEO per Section 302 of the Sarbanes-Oxley Act	*

31-2	Certification of CFO per Section 302 of the Sarbanes-Oxley Act	*

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

The Navigators Group, Inc.
(Company)

Dated: May 8, 2015	By:	/s/ Ciro M. DeFalco
Ciro M. DeFalco
Senior Vice President and Chief Financial Officer

Index to Exhibits

Exhibit No.	Description of Exhibit

10-1	The Navigators Group, Inc. Non-Qualified Deferred Compensation Plan	*

11-1	Computation of Per Share Earnings	*

31-1	Certification of CEO per Section 302 of the Sarbanes-Oxley Act	*

31-2	Certification of CFO per Section 302 of the Sarbanes-Oxley Act	*

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