Form 10-Q
period 2015-06-30
NAVIGATORS GROUP INC
filed 2015-08-07
CIK 793547

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2015

or

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

The number of common shares outstanding as of July 28, 2015 was 14,397,354.

THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (Unaudited)

amounts in thousands, except share and per share amounts
	June 30, 2015	December 31, 2014
ASSETS
Investments and cash:
Fixed maturities, available-for-sale, at fair value (amortized cost: 2015: $2,291,137; 2014: $2,323,959)	$2,313,937	$2,365,934
Equity securities, available-for-sale, at fair value (cost: 2015: $179,917; 2014: $154,843)	195,078	184,295
Short-term investments, at fair value (amortized cost: 2015: $201,688; 2014: $179,527)	201,748	179,506
Cash	89,250	90,751

Total investments and cash	$2,800,013	$2,820,486

Premiums receivable	$407,122	$342,479
Prepaid reinsurance premiums	260,010	237,851
Reinsurance recoverable on paid losses	124,439	51,347
Reinsurance recoverable on unpaid losses and loss adjustment expenses	780,297	851,498
Deferred policy acquisition costs	84,905	79,452
Accrued investment income	14,573	14,791
Goodwill and other intangible assets	6,947	7,013
Current income tax receivable, net	16,109	14,549
Deferred income tax, net	7,658	—
Other assets	39,159	44,710

Total assets	$4,541,232	$4,464,176

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Reserves for losses and loss adjustment expenses	$2,131,157	$2,159,634
Unearned premiums	857,068	766,167
Reinsurance balances payable	155,423	152,774
Senior notes	263,509	263,440
Deferred income tax, net	—	1,467
Accounts payable and other liabilities	80,446	93,470

Total liabilities	$3,487,603	$3,436,952

Stockholders’ equity:
Preferred stock, $.10 par value, authorized 1,000,000 shares, none issued	$—	$—
Common stock, $.10 par value, authorized 50,000,000 shares, issued 17,908,734 shares for 2015 and 17,792,846 shares for 2014	1,791	1,778
Additional paid-in capital	350,151	347,022
Treasury stock, at cost (3,511,380 shares for 2015 and 2014)	(155,801)	(155,801)
Retained earnings	832,779	787,666
Accumulated other comprehensive income	24,709	46,559

Total stockholders’ equity	$1,053,629	$1,027,224

Total liabilities and stockholders’ equity	$4,541,232	$4,464,176

See accompanying Notes to Interim Consolidated Financial Statements.

THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

amounts in thousands, except share and per share amounts
	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Gross written premiums	$379,471	$348,795	$775,931	$771,585

Revenues:
Net written premiums	258,244	231,864	547,202	543,714
Change in unearned premiums	(15,916)	(780)	(68,742)	(87,358)

Net earned premiums	242,328	231,084	478,460	456,356
Net investment income	16,595	15,648	32,848	32,258
Net realized gains (losses):
Total other-than-temporary impairment losses	(423)	—	(423)	—
Portion of loss recognized in other comprehensive income (before tax)	—	—	—	—

Net other-than-temporary impairment losses recognized in earnings	(423)	—	(423)	—
Other realized gains (losses)	4,339	4,473	9,935	5,306

Net realized gains (losses)	3,916	4,473	9,512	5,306
Other income (loss)	(4,362)	(1,665)	(2,120)	8,734

Total revenues	$258,477	$249,540	$518,700	$502,654

Expenses:
Net losses and loss adjustment expenses	$141,973	$140,220	$272,171	$275,287
Commission expenses	31,480	32,150	64,385	57,877
Other operating expenses	52,789	47,992	107,698	95,138
Interest expense	3,856	4,319	7,711	8,171

Total expenses	230,098	224,681	451,965	436,473

Income before income taxes	28,379	24,859	66,735	66,181

Income tax expense	9,195	7,998	21,622	21,352

Net income	$19,184	$16,861	$45,113	$44,829

Net income per common share:
Basic	$1.33	$1.18	$3.14	$3.15
Diluted	$1.30	$1.17	$3.06	$3.11

Average common shares outstanding:
Basic	14,396,048	14,259,753	14,370,123	14,246,701
Diluted	14,763,002	14,377,476	14,726,282	14,401,740

See accompanying Notes to Interim Consolidated Financial Statements.

THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

amounts in thousands
	Three Months Ended June 30,
	2015	2014
Net income	$19,184	$16,861

Other comprehensive income:
Change in net unrealized gains (losses) on investments:
Unrealized gains (losses) on investments arising during the period, net of deferred tax of $12,615 and ($5,686) in 2015 and 2014, respectively	(23,884)	10,769
Reclassification adjustment for net realized (gains) losses included in net income net of deferred tax of $70 and ($1,357) in 2015 and 2014, respectively	(130)	2,520

Change in net unrealized gains (losses) on investments	$(24,014)	$13,289

Change in other-than-temporary impairments:
Non credit other-than-temporary impairments arising during the period, net of deferred tax of $17 and ($40) in 2015 and 2014, respectively	(32)	73
Reclassification adjustment for other-than-temporary impairment credit losses recognized in net income net of deferred tax of ($143) in 2015 and $0 in 2014	266	—

Change in other-than-temporary impairments	$234	$73

Change in foreign currency translation gains (losses), net of deferred tax of ($422) and ($785) in 2015 and 2014, respectively	807	2,742

Other comprehensive income (loss)	$(22,973)	$16,104

Comprehensive income (loss)	$(3,789)	$32,965

	Six Months Ended June 30,
	2015	2014
Net income	$45,113	$44,829

Other comprehensive income:
Change in net unrealized gains (losses) on investments:
Unrealized gains (losses) on investments arising during the period, net of deferred tax of $11,023 and ($12,810) in 2015 and 2014, respectively	$(20,929)	$24,290
Reclassification adjustment for net realized (gains) losses included in net income net of deferred tax of $663 and ($879) in 2015 and 2014, respectively	(1,231)	1,633

Change in net unrealized gains (losses) on investments	$(22,160)	$25,923

Change in other-than-temporary impairments:
Non credit other-than-temporary impairments arising during the period, net of deferred tax of $10 and ($69) in 2015 and 2014, respectively	$(17)	$130
Reclassification adjustment for other-than-temporary impairment credit losses recognized in net income net of deferred tax of ($170) in 2015 and $0 in 2014	316	—

Change in other-than-temporary impairments	$299	$130

Change in foreign currency translation gains (losses), net of deferred tax of ($7) and $2,800 in 2015 and 2014, respectively	11	(4,997)

Other comprehensive income (loss)	$(21,850)	$21,056

Comprehensive income (loss)	$23,263	$65,885

See accompanying Notes to Interim Consolidated Financial Statements.

THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (Unaudited)

amounts in thousands, except share amounts
			Additional				Accumulated Other	Total
	Common Stock		Paid-in	Treasury Stock		Retained	Comprehensive	Stockholders’
	Shares	Amount	Capital	Shares	Amount	Earnings	Income (Loss)	Equity
Balance, December 31, 2014	17,792,846	$1,778	$347,022	3,511,380	$(155,801)	$787,666	$46,559	$1,027,224
Net income						45,113	—	45,113
Changes in other comprehensive income:
Change in net unrealized gain (loss) on investments	—	—	—	—	—	—	(21,844)	(21,844)
Change in net non-credit other-than-temporary impairment losses	—	—	—	—	—	—	(17)	(17)
Change in foreign currency translation gain (loss)	—	—	—	—	—	—	11	11

Total other comprehensive income (loss)	—	—	—	—	—	—	(21,850)	(21,850)
Shares issued under stock plan	115,888	13	(3,757)	—	—	—		(3,744)
Share-based compensation	—	—	6,886	—	—	—		6,886

Balance, June 30, 2015	17,908,734	$1,791	$350,151	3,511,380	$(155,801)	$832,779	$24,709	$1,053,629

See accompanying Notes to Interim Consolidated Financial Statements.

THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

amounts in thousands	Six Months Ended June 30,
	2015	2014
Operating activities:
Net income	$45,113	$44,829
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation & amortization	2,424	2,482
Deferred income taxes	2,268	49
Net realized (gains) losses	(9,935)	(5,306)
Net other-than-temporary impairments recognized in earnings	423	—
Changes in assets and liabilities:
Reinsurance recoverable on paid and unpaid losses and loss adjustment expenses	(1,891)	(23,233)
Reserves for losses and loss adjustment expenses	(28,478)	92,731
Prepaid reinsurance premiums	(22,159)	1,518
Unearned premiums	90,901	87,547
Premiums receivable	(64,643)	(92,097)
Deferred policy acquisition costs	(5,453)	(9,968)
Accrued investment income	219	(713)
Reinsurance balances payable	2,888	(7,991)
Current income tax payable, net	(1,781)	2,437
Accounts payable	(21,145)	(6,594)
Other	13,935	(7,543)

Net cash provided by (used in) operating activities	$2,686	$78,148

Investing activities:
Fixed maturities
Redemptions and maturities	$78,127	$103,838
Sales	252,250	200,325
Purchases	(303,725)	(445,533)
Equity securities
Sales	64,046	10,832
Purchases	(79,870)	(38,007)
Change in payable for securities	7,824	10,991
Net change in short-term investments	(22,214)	69,881
Purchase of property and equipment	(1,233)	(4,986)

Net cash provided by (used in) investing activities	$(4,795)	$(92,659)

Financing activities:
Proceeds of stock issued from employee stock purchase plan	$608	$453
Proceeds of stock issued from exercise of stock options	—	153

Net cash provided by (used in) financing activities	$608	$606

Change in cash	$(1,501)	$(13,905)
Cash at beginning of year	90,751	86,509

Cash at end of period	$89,250	$72,604

Supplemental cash information:
Income taxes paid, net	$26,585	$18,918
Interest paid	$7,619	$8,084
Issuance of stock to directors	$563	$438

See accompanying Notes to Interim Consolidated Financial Statements.

THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES

Notes to Interim Consolidated Financial Statements (Unaudited)

Note 1.	Organization and Summary of Significant Accounting Policies

Unless the context requires otherwise, the terms “we,” “us,” “our,” or “our Company” are used to mean The Navigators Group, Inc., a Delaware holding company established in 1982, and its subsidiaries. The terms “Parent” or “Parent Company” are used to mean The Navigators Group, Inc. without its subsidiaries.

Organization

We are an international insurance company with a long-standing area of specialization in Marine insurance. Our Property and Casualty (“P&C”) insurance business primarily offers General Liability coverage and Umbrella & Excess Liability coverage to commercial enterprises through our Primary and Excess Casualty divisions. We have also developed niches in Professional Liability insurance, through our Management Liability and Errors & Omissions (“E&O”) divisions. Beginning in 2010, we added reinsurance products through our Assumed Reinsurance division.

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

Basis of Presentation

The accompanying Interim Consolidated Financial Statements are unaudited and reflect all adjustments, which, in the opinion of management, are necessary to fairly present the results of The Navigators Group, Inc. and its subsidiaries for the interim periods presented on the basis of United States generally accepted accounting principles (“GAAP” or “U.S. GAAP”). All significant intercompany transactions and balances have been eliminated in consolidation. The preparation of these Financial Statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the Financial Statements and the reported revenues and expenses during the reporting periods. The results of operations for any interim period are not necessarily indicative of results for the full year. The Interim Consolidated Financial Statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2014. Certain amounts for the prior year have been reclassified to conform with the current period presentation.

Foreign Exchange Remeasurement and Translation

During the first quarter of 2014, the Syndicate revised its foreign exchange accounting methodology from reporting its financial position and results using three functional currencies (GBP, USD and CAD) to one functional currency (USD). The USD was chosen as the single functional currency as the majority of the Syndicate’s insurance business has been and continues to be transacted in USD. This cumulative change in remeasurement has resulted in an immaterial correction of $10.0 million ($6.6 million after-tax) in Accumulated other comprehensive income (“AOCI”), on the Consolidated Balance Sheets, offset by a gain in Other income (loss) in the Consolidated Statements of Income.

Income Taxes

The income tax provision has been computed based on our estimated annual effective tax rate. Our effective tax rate for the quarter differs from the federal tax rate of 35% principally because of tax-exempt investment income and dividends received deduction.

Current and Pending Accounting Pronouncements

As of January 1, 2015, we did not adopt any new accounting pronouncements. In 2015, the Financial Accounting Standards Board issued the following new pronouncements that may have an impact on our Company and we are assessing the future impact of these updates to our Consolidated Financial Statements:

•	Accounting Standards Update 2015-03 – Interest – Imputation of Interest (Subtopic 835-30) – Simplifying the Presentation of Debt Issuance Costs, which will be effective for fiscal years beginning after December 15, 2015. The new pronouncement was issued to simplify presentation of debt issuance costs.

•	Accounting Standards Update 2015-05 – Intangibles – Goodwill and Other – Internal Use Software (Subtopic 350-40) Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement, which will be effective for fiscal years beginning after December 15, 2015. The new pronouncement was issued to provide guidance to customers about whether a cloud computing arrangement includes a software license.

•	Accounting Standards Update 2015-07 – Fair Value Measurement – (Topic 820) Disclosures for Investments in Certain Entities that Calculate Net Asset Value per Share (or its equivalent) (a consensus of the Emerging Issues Task Force), which will be effective for fiscal years beginning after December 15, 2015. The new pronouncement was issued to ensure that all investments categorized in the fair value hierarchy are classified using a consistent approach.

•	Accounting Standards Update 2015-09 – Financial Services Insurance – (Topic 944) Disclosures about Short-Duration Contracts, effective for annual periods beginning after December 15, 2015. The new pronouncement was issued to (1) increase the usefulness of the information about a reporting entity’s insurance liabilities, including the nature, amount, timing, and uncertainty of cash flows related to those liabilities and the effect of those cash flows on the Statements of Comprehensive Income and (2) improve comparability between reporting entities, regardless of the type of entity issuing the contract.

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

Our previously reported segments were consistent with our legal entity structure; however, our new reporting segments are now primarily reflective of where our business is written. We reclassified our international business from our previously reported Lloyd’s Operations segment to the Int’l Insurance segment. We also reclassified our non-Lloyd’s business written internationally (primarily business written by the U.K. Branch) into this segment and have excluded Assumed Reinsurance. Our new GlobalRe segment was previously reported within our U.S. Insurance and Lloyd’s Operations segments as Assumed Reinsurance. Our U.S. Insurance segment now excludes the U.K. Branch and Assumed Reinsurance. Our Corporate segment now includes investment income (loss), Interest income (loss), Other income (loss) primarily consisting of foreign exchange gain (loss) and Income tax (expense) benefit, which are not allocated to the U.S. Insurance, Int’l Insurance and GlobalRe segments (together, “underwriting segments”). We do not allocate assets under the new reporting segments, as it is impracticable to do so.

As noted above, we classify our business into three underwriting segments (U.S. Insurance, Int’l Insurance and GlobalRe) and a Corporate Segment. Both the U.S. Insurance and Int’l Insurance reporting segments are each comprised of three operating segments: Marine, P&C and Professional Liability.

We evaluate the performance of each of the underwriting segments based on underwriting results. Underwriting results are measured based on underwriting profit or loss and the related Combined ratio, which are both non-GAAP measures of underwriting profitability. Underwriting profit or loss is calculated from Net earned premiums less the sum of Net losses and Loss Adjustment Expenses (“LAE”), Commission expenses, Other operating expenses and Other underwriting income (expense). The Combined ratio is derived by dividing the sum of Net losses and LAE, Commission expenses, Other operating expenses and Other underwriting income (expense) by Net earned premiums. A Combined ratio of less than 100% indicates an underwriting profit and greater than 100% indicates an underwriting loss. Our underwriting performance is evaluated separately from the rest of our operations. The performance of our investment portfolios, our liquidity and capital resource needs, our foreign currency exposure and our tax planning strategies are evaluated on a consolidated basis within our Corporate segment.

The accounting policies used to prepare the segment reporting data for our reportable segments are the same as those described in Note 1 and Note 3 of our Annual Report on Form 10-K for the year ended December 31, 2014. In addition, 2014 data presented in this Quarterly Report has been recast to align with the new segment reporting described above.

Financial data by segment for the three and six months ended June 30, 2015 and 2014 was as follows:

	Three Months Ended June 30, 2015
amounts in thousands	U.S. Insurance	Int’l Insurance	GlobalRe	Corporate (1)	Total
Net earned premiums	$137,304	$63,186	$41,838	$—	$242,328
Net losses and LAE	(84,155)	(32,363)	(25,455)	—	(141,973)
Commission expenses	(12,275)	(11,298)	(8,039)	132	(31,480)
Other operating expenses	(31,374)	(17,366)	(4,049)	—	(52,789)
Other underwriting income (expense)	121	—	36	(132)	25

Underwriting profit (loss)	$9,621	$2,159	$4,331	$—	$16,111

Net investment income				16,595	16,595
Net realized gains (losses)				3,916	3,916
Interest expense				(3,856)	(3,856)
Other income (loss)				(4,387)	(4,387)

Income before income taxes	$9,621	$2,159	$4,331	$12,268	$28,379
Income tax (expense) benefit				(9,195)	(9,195)

Net income (loss)					$19,184

Losses and LAE ratio	61.3%	51.2%	60.8%		58.6%
Commission expense ratio	8.9%	17.9%	19.2%		13.0%
Other operating expense ratio (2)	22.8%	27.5%	9.6%		21.8%

Combined ratio	93.0%	96.6%	89.6%		93.4%

(1) - Includes Corporate segment intercompany eliminations.

(2) - Includes Other operating expenses and Other underwriting income (expense).

	Three Months Ended June 30, 2014
amounts in thousands	U.S. Insurance	Int’l Insurance	GlobalRe	Corporate (1)	Total
Net earned premiums	$125,254	$59,661	$46,169	$—	$231,084
Net losses and LAE	(73,131)	(35,293)	(31,796)	—	(140,220)
Commission expenses	(13,219)	(11,009)	(8,468)	546	(32,150)
Other operating expenses	(28,840)	(15,436)	(3,716)	—	(47,992)
Other underwriting income (expense)	736	11	34	(546)	235

Underwriting profit (loss)	$10,800	$(2,066)	$2,223	$—	$10,957

Net investment income				15,648	15,648
Net realized gains (losses)				4,473	4,473
Interest expense				(4,319)	(4,319)
Other income (loss)				(1,900)	(1,900)

Income before income taxes	$10,800	$(2,066)	$2,223	$13,902	$24,859
Income tax (expense) benefit				(7,998)	(7,998)

Net income (loss)					$16,861

Losses and LAE ratio	58.4%	59.2%	68.9%		60.7%
Commission expense ratio	10.6%	18.5%	18.3%		13.9%
Other operating expense ratio (2)	22.4%	25.8%	8.0%		20.7%

Combined ratio	91.4%	103.5%	95.2%		95.3%

(1) - Includes Corporate segment intercompany eliminations.

(2) - Includes Other operating expenses and Other underwriting income (expense).

	Six Months Ended June 30, 2015
amounts in thousands	U.S. Insurance	Int’l Insurance	GlobalRe	Corporate (1)	Total
Net earned premiums	$268,395	$128,711	$81,354	$—	$478,460
Net losses and LAE	(161,954)	(62,054)	(48,163)	—	(272,171)
Commission expenses	(26,620)	(22,711)	(15,337)	283	(64,385)
Other operating expenses	(65,062)	(34,375)	(8,261)	—	(107,698)
Other underwriting income (expense)	317	—	46	(283)	80

Underwriting profit (loss)	$15,076	$9,571	$9,639	$—	$34,286

Net investment income				32,848	32,848
Net realized gains (losses)				9,512	9,512
Interest expense				(7,711)	(7,711)
Other income (loss)				(2,200)	(2,200)

Income (loss) before income taxes	$15,076	$9,571	$9,639	$32,449	$66,735
Income tax (expense) benefit				(21,622)	(21,622)

Net income (loss)					$45,113

Losses and LAE ratio	60.3%	48.2%	59.2%		56.9%
Commission expense ratio	9.9%	17.6%	18.9%		13.5%
Other operating expense ratio (2)	24.2%	26.8%	10.1%		22.4%

Combined ratio	94.4%	92.6%	88.2%		92.8%

(1) - Includes Corporate segment intercompany eliminations.

(2) - Includes Other operating expenses and Other underwriting income (expense).

	Six Months Ended June 30, 2014
amounts in thousands	U.S. Insurance	Int’l Insurance	GlobalRe	Corporate (1)	Total
Net earned premiums	$240,444	$121,715	$94,197	$—	$456,356
Net losses and LAE	(146,095)	(66,513)	(62,679)	—	(275,287)
Commission expenses	(22,728)	(19,864)	(16,340)	1,055	(57,877)
Other operating expenses	(56,833)	(30,495)	(7,810)	—	(95,138)
Other underwriting income (expense)	1,249	17	179	(1,055)	390

Underwriting profit (loss)	$16,037	$4,860	$7,547	$—	$28,444

Net investment income				32,258	32,258
Net realized gains (losses)				5,306	5,306
Interest expense				(8,171)	(8,171)
Other income (loss)				8,344	8,344

Income (loss) before income taxes	$16,037	$4,860	$7,547	$37,737	$66,181
Income tax (expense) benefit				(21,352)	(21,352)

Net income (loss)					$44,829

Losses and LAE ratio	60.8%	54.6%	66.5%		60.3%
Commission expense ratio	9.5%	16.3%	17.3%		12.7%
Other operating expense ratio (2)	23.0%	25.1%	8.2%		20.8%

Combined ratio	93.3%	96.0%	92.0%		93.8%

(1) - Includes Corporate segment intercompany eliminations.

(2) - Includes Other operating expenses and Other underwriting income (expense).

Revenue by operating segment for the three and six months ended June 30, 2015 and 2014 was as follows:

	Three months ended June 30, 2015				Three months ended June 30, 2014				% Change
amounts in thousands	Gross written premiums	Ceded written premiums	Net written premiums	Net earned premiums	Gross written premiums	Ceded written premiums	Net written premiums	Net earned premiums	Gross written premiums	Ceded written premiums	Net written premiums	Net earned premiums
U.S. Insurance
Marine	$41,803	$(15,026)	$26,777	$25,977	$42,548	$(11,587)	$30,961	$26,727	-1.7%	29.7%	-13.5%	-2.8%
P&C	170,216	(49,305)	120,911	96,440	137,137	(40,452)	96,685	76,585	24.1%	21.9%	25.1%	25.9%
Professional Liability	27,968	(14,551)	13,417	14,887	27,018	(7,965)	19,053	21,942	3.5%	82.7%	-29.6%	-32.2%

Total	239,987	(78,882)	161,105	137,304	206,703	(60,004)	146,699	125,254	16.1%	31.5%	9.8%	9.6%

Int’l Insurance
Marine	$41,432	$(9,126)	$32,306	$40,132	$47,532	$(17,033)	$30,499	$34,177	-12.8%	-46.4%	5.9%	17.4%
P&C	41,615	(24,513)	17,102	10,199	51,305	(31,284)	20,021	16,466	-18.9%	-21.6%	-14.6%	-38.1%
Professional Liability	25,743	(7,982)	17,761	12,855	21,895	(8,028)	13,867	9,018	17.6%	-0.6%	28.1%	42.5%

Total	108,790	(41,621)	67,169	63,186	120,732	(56,345)	64,387	59,661	-9.9%	-26.1%	4.3%	5.9%

GlobalRe	$30,694	$(724)	$29,970	$41,838	$21,360	$(582)	$20,778	$46,169	43.7%	24.4%	44.2%	-9.4%

Total	$379,471	$(121,227)	$258,244	$242,328	$348,795	$(116,931)	$231,864	$231,084	8.8%	3.7%	11.4%	4.9%

	Six months ended June 30, 2015				Six months ended June 30, 2014				% Change
amounts in thousands	Gross written premiums	Ceded written premiums	Net written premiums	Net earned premiums	Gross written premiums	Ceded written premiums	Net written premiums	Net earned premiums	Gross written premiums	Ceded written premiums	Net written premiums	Net earned premiums
U.S. Insurance
Marine	$82,638	$(31,312)	$51,326	$49,901	$85,573	$(20,757)	$64,816	$54,713	-3.4%	50.8%	-20.8%	-8.8%
P&C	304,362	(88,863)	215,499	187,175	262,256	(86,608)	175,648	141,516	16.1%	2.6%	22.7%	32.3%
Professional Liability	52,314	(27,437)	24,877	31,319	57,222	(17,705)	39,517	44,215	-8.6%	55.0%	-37.0%	-29.2%

Total	439,314	(147,612)	291,702	268,395	405,051	(125,070)	279,981	240,444	8.5%	18.0%	4.2%	11.6%

Int’l Insurance
Marine	$108,842	$(19,948)	$88,894	$77,924	$109,514	$(29,427)	$80,087	$72,221	-0.6%	-32.2%	11.0%	7.9%
P&C	74,565	(40,642)	33,923	26,233	93,555	(55,748)	37,807	32,907	-20.3%	-27.1%	-10.3%	-20.3%
Professional Liability	47,810	(15,287)	32,523	24,554	36,855	(13,752)	23,103	16,587	29.7%	11.2%	40.8%	48.0%

Total	231,217	(75,877)	155,340	128,711	239,924	(98,927)	140,997	121,715	-3.6%	-23.3%	10.2%	5.7%

GlobalRe	$105,400	$(5,240)	$100,160	$81,354	$126,610	$(3,874)	$122,736	$94,197	-16.8%	35.3%	-18.4%	-13.6%

Total	$775,931	$(228,729)	$547,202	$478,460	$771,585	$(227,871)	$543,714	$456,356	0.6%	0.4%	0.6%	4.8%

Note 3.	Investments

The following tables set forth our Company’s investments as of June 30, 2015 and December 31, 2014 and include Other-than-temporary-impairment (“OTTI”) securities recognized within AOCI:

	As of June 30, 2015
amounts in thousands	Fair Value	Gross Unrealized Gains	Gross Unrealized (Losses)	Cost or Amortized Cost
Fixed maturities:
U.S. Treasury bonds, agency bonds and foreign government bonds	$295,687	$3,407	$(6,173)	$298,453
States, municipalities and political subdivisions	565,188	12,511	(2,531)	555,208
Mortgage-backed and asset-backed securities:
Agency mortgage-backed securities	343,916	6,501	(2,100)	339,515
Residential mortgage obligations	32,396	1,010	(102)	31,488
Asset-backed securities	195,512	433	(488)	195,567
Commercial mortgage-backed securities	216,185	4,814	(1,481)	212,852

Subtotal	$788,009	$12,758	$(4,171)	$779,422
Corporate bonds	665,053	10,210	(3,211)	658,054

Total fixed maturities	$2,313,937	$38,886	$(16,086)	$2,291,137
Equity securities	195,078	18,733	(3,572)	179,917
Short-term investments	201,748	60	—	201,688

Total Investments	$2,710,763	$57,679	$(19,658)	$2,672,742

	As of December 31, 2014
amounts in thousands	Fair Value	Gross Unrealized Gains	Gross Unrealized (Losses)	Cost or Amortized Cost
Fixed maturities:
U.S. Treasury bonds, agency bonds and foreign government bonds	$397,923	$3,431	$(5,965)	$400,457
States, municipalities and political subdivisions	541,007	19,204	(558)	522,361
Mortgage-backed and asset-backed securities:
Agency mortgage-backed securities	364,622	8,476	(998)	357,144
Residential mortgage obligations	34,087	1,153	(138)	33,072
Asset-backed securities	206,413	380	(964)	206,997
Commercial mortgage-backed securities	206,318	6,630	(98)	199,786

Subtotal	$811,440	$16,639	$(2,198)	$796,999
Corporate bonds	615,564	13,048	(1,626)	604,142

Total fixed maturities	$2,365,934	$52,322	$(10,347)	$2,323,959
Equity securities	184,295	30,756	(1,304)	154,843
Short-term investments	179,506	—	(21)	179,527

Total Investments	$2,729,735	$83,078	$(11,672)	$2,658,329

As of June 30, 2015 and December 31, 2014, our Company did not have a concentration of greater than 5% of invested assets in a single non-U.S. government-backed issuer.

As of June 30, 2015 and December 31, 2014, fixed maturities for which non-credit OTTI was previously recognized and included in AOCI are now in an unrealized gains position of $0.6 million and $0.7 million, respectively.

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

The contractual maturity dates for fixed maturities categorized by the number of years until maturity as of June 30, 2015 are shown in the following table:

	As of June 30, 2015
amounts in thousands	Fair Value	Amortized Cost
Due in one year or less	$64,435	$67,319
Due after one year through five years	721,735	713,956
Due after five years through ten years	350,030	345,148
Due after ten years	389,728	385,292
Mortgage- and asset-backed securities	788,009	779,422

Total	$2,313,937	$2,291,137

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

The following tables summarize all securities in a gross unrealized loss position as of June 30, 2015 and December 31, 2014, showing the aggregate fair value and gross unrealized loss by the length of time those securities have continuously been in a gross unrealized loss position:

	As of June 30, 2015
	Less than 12 months		Greater than 12 months		Total
amounts in thousands	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)
Fixed maturities:
U.S. Treasury bonds, agency bonds and foreign government bonds	$99,590	$(2,204)	$21,152	$(3,969)	$120,742	$(6,173)
States, municipalities and political subdivisions	168,021	(2,186)	4,726	(345)	172,747	(2,531)
Mortgage-backed and asset-backed securities:
Agency mortgage-backed securities	117,372	(1,215)	21,434	(885)	138,806	(2,100)
Residential mortgage obligations	5,361	(29)	2,110	(73)	7,471	(102)
Asset-backed securities	69,998	(161)	46,500	(327)	116,498	(488)
Commercial mortgage-backed securities	70,869	(1,459)	2,352	(22)	73,221	(1,481)

Subtotal	$263,600	$(2,864)	$72,396	$(1,307)	$335,996	$(4,171)
Corporate bonds	251,053	(2,783)	3,766	(428)	254,819	(3,211)

Total fixed maturities	$782,264	$(10,037)	$102,040	$(6,049)	$884,304	$(16,086)
Equity securities	72,857	(3,572)	—	—	72,857	(3,572)

Total fixed maturities and equity securities	$855,121	$(13,609)	$102,040	$(6,049)	$957,161	$(19,658)

	As of December 31, 2014
	Less than 12 months		Greater than 12 months		Total
amounts in thousands	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)	Fair Value	Gross Unrealized (Losses)
Fixed maturities:
U.S. Treasury bonds, agency bonds and foreign government bonds	$87,915	$(1,061)	$117,683	$(4,904)	$205,598	$(5,965)
States, municipalities and political subdivisions	16,349	(60)	37,340	(498)	53,689	(558)
Mortgage-backed and asset-backed securities:
Agency mortgage-backed securities	18,881	(80)	58,301	(918)	77,182	(998)
Residential mortgage obligations	5,625	(50)	1,728	(88)	7,353	(138)
Asset-backed securities	110,275	(539)	34,530	(425)	144,805	(964)
Commercial mortgage-backed securities	19,741	(71)	1,391	(27)	21,132	(98)

Subtotal	$154,522	$(740)	$95,950	$(1,458)	$250,472	$(2,198)
Corporate bonds	190,461	(871)	31,126	(755)	221,587	(1,626)

Total fixed maturities	$449,247	$(2,732)	$282,099	$(7,615)	$731,346	$(10,347)
Equity securities	19,690	(1,297)	238	(7)	19,928	(1,304)

Total fixed maturities and equity securities	$468,937	$(4,029)	$282,337	$(7,622)	$751,274	$(11,651)

As of June 30, 2015, there were 345 fixed maturities and 49 equity securities in an unrealized loss position. In the above table, the gross unrealized loss for the greater than 12 months category consists primarily of agency and foreign government bonds principally due to an unfavorable foreign exchange movement. As of December 31, 2014, there were 259 fixed maturities and 15 equity securities in an unrealized loss position. The gross unrealized loss for the greater than 12 months category consists primarily of Treasury and agency bonds, due to an increase in interest rates and unfavorable foreign exchange movement.

As of June 30, 2015 and December 31, 2014, the largest unrealized loss by a non-government backed issuer in the investment portfolio was $0.9 million and $0.5 million, respectively.

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

The significant inputs used to measure the amount of credit loss recognized in earnings were actual delinquency rates, default probability, severity and prepayment assumptions. Projected losses are a function of both loss severity and probability of default. Default probability and severity assumptions differ based on property type, vintage and the stress of the collateral. Our Company does not intend to sell, and it is more likely than not that it will not be required to sell, these securities before the recovery of the amortized cost basis.

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

Our Company’s ability to hold securities is supported by sufficient cash flow from our operations and from maturities within our investment portfolio in order to meet our claims payments and other disbursement obligations arising from our underwriting operations without selling such investments. With respect to securities where the decline in value is determined to be temporary and the security’s value is not written down, a subsequent decision may be made to sell that security and realize a loss. Subsequent decisions on security sales are made within the context of overall risk monitoring, changing information and market conditions.

Our Company had one credit related OTTI loss of $0.4 million in the equity portfolio during the three and six months ended June 30, 2015. The Company did not have any credit related OTTI losses during the three and six months ended June 30, 2014.

As of June 30, 2015 and 2014, the cumulative amounts related to our Company’s credit loss portion of the OTTI losses on fixed maturities were $2.4 million and $5.2 million, respectively. There was no activity for the three and six months ended June 30, 2015 and 2014 related to these amounts. Our Company does not intend to sell, and it is more likely than not that it will not be required to sell, the securities prior to recovery of the amortized cost basis and for which the non-credit loss portion is included in AOCI.

Our Company’s Net investment income was derived from the following sources:

	Three Months Ended June 30,		Six Months Ended June 30,
amounts in thousands	2015	2014	2015	2014
Fixed maturities	$15,259	$14,188	$30,308	$28,142
Equity securities	1,873	1,971	3,840	5,204
Short-term investments	146	242	330	459

Total investment income	$17,278	$16,401	$34,478	$33,805
Investment expenses	(683)	(753)	(1,630)	(1,547)

Net investment income	$16,595	$15,648	$32,848	$32,258

Realized gains and losses, excluding net OTTI losses recognized in earnings, for the periods indicated, were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
amounts in thousands	2015	2014	2015	2014
Fixed maturities:
Gains	$1,231	$3,113	$2,405	$4,979
Losses	(1,518)	(56)	(2,090)	(2,106)

Fixed maturities, net	$(287)	$3,057	$315	$2,873
Short-term:
Gains	$112	$—	$26	$—
Losses	(11)	—	(79)	—

Short-term, net	$101	$—	$(53)	$—
Equity securities:
Gains	$4,753	$1,416	$11,078	$3,336
Losses	(228)	—	(1,405)	(903)

Equity securities, net	$4,525	$1,416	$9,673	$2,433

Net realized gains (losses)	$4,339	$4,473	$9,935	$5,306

Note 4.	Fair Value Measurement

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

The following tables present, for each of the fair value hierarchy levels as defined by the accounting guidance for fair value measurements and described below, our Company’s fixed maturities and equity securities by asset class that are measured at fair value on a recurring basis, as well as the fair value of the 5.75% Senior notes due October 15, 2023 (the “Senior notes”) carried at amortized cost as of June 30, 2015 and December 31, 2014:

	As of June 30, 2015
amounts in thousands	Level 1	Level 2	Level 3	Total
Fixed maturities:
U.S. Treasury bonds, agency bonds and foreign government bonds	$80,425	$215,262	$—	$295,687
States, municipalities and political subdivisions	—	565,188	—	565,188
Mortgage-backed and asset-backed securities:
Agency mortgage-backed securities	—	343,916	—	343,916
Residential mortgage obligations	—	32,396	—	32,396
Asset-backed securities	—	195,512	—	195,512
Commercial mortgage-backed securities	—	216,185	—	216,185

Subtotal	$—	$788,009	$—	$788,009
Corporate bonds	—	665,053	—	665,053

Total fixed maturities	$80,425	$2,233,512	$—	$2,313,937
Equity securities	122,650	72,428	—	195,078
Short-term investments	201,748	—	—	201,748

Total assets measured at fair value	$404,823	$2,305,940	$—	$2,710,763

Senior notes	$—	$282,502	$—	$282,502

Total liabilities measured at fair value	$—	$282,502	$—	$282,502

	As of December 31, 2014
amounts in thousands	Level 1	Level 2	Level 3	Total
Fixed maturities:
U.S. Treasury bonds, agency bonds and foreign government bonds	$146,904	$251,019	$—	$397,923
States, municipalities and political subdivisions	—	541,007	—	541,007
Mortgage-backed and asset-backed securities:
Agency mortgage-backed securities	—	364,622	—	364,622
Residential mortgage obligations	—	34,087	—	34,087
Asset-backed securities	—	206,413	—	206,413
Commercial mortgage-backed securities	—	206,318	—	206,318

Subtotal	$—	$811,440	$—	$811,440
Corporate bonds	—	615,564	—	615,564

Total fixed maturities	$146,904	$2,219,030	$—	$2,365,934
Equity securities	127,183	57,112	—	184,295
Short-term investments	179,506	—	—	179,506

Total assets measured at fair value	$453,593	$2,276,142	$—	$2,729,735

Senior notes	$—	$285,710	$—	$285,710

Total liabilities measured at fair value	$—	$285,710	$—	$285,710

All other financial assets and liabilities including Cash, Premium receivable, Reinsurance recoverable and Reinsurance balances payable are carried at cost, which approximates fair value.

Our Company did not have any significant transfers between the Level 1 and Level 2 classifications for the three and six months ended June 30, 2015 and 2014.

As of June 30, 2015, our Company did not have any Level 3 assets. During 2014, one security was transferred from Level 3 to Level 2 as our Company was able to obtain a valuation in which all significant inputs to the model are observable in active markets.

Note 5.	Ceded Reinsurance

As of June 30, 2015, the credit quality distribution of our Company’s Reinsurance recoverable of $1.2 billion for ceded paid losses, ceded unpaid losses and LAE, and ceded unearned premiums based on insurer financial strength ratings from A.M. Best or S&P was not significantly different from the credit quality distribution as of December 31, 2014.

Our allowance for uncollectible reinsurance was $8.2 million and $11.3 million as of June 30, 2015 and December 31, 2014, respectively. The reduction in our allowance for uncollectible reinsurance was the result of payments of outstanding balances from one of our large reinsurers.

As of June 30, 2015, our 20 largest reinsurers measured by the amount of Reinsurance recoverable for ceded losses and LAE and ceded unearned premium, together with the reinsurance recoverable and collateral, were not significantly different from December 31, 2014.

Note 6.	Commitments and Contingencies

In 2013, the State of Connecticut (“the State”) awarded our Company up to $11.5 million ($8.0 million in loans and $3.5 million in grants) to move our corporate headquarters to Stamford, Connecticut. The loan is non-interest bearing, has a term of 10 years and is subject to forgiveness based on our compliance with certain conditions set forth in the agreement with the State. The amount of the loan to be received is dependent on our Company reaching certain milestones for creation of new jobs over a five-year period, and the funds are to be used to offset certain equipment purchases, facility costs, training of employees and other eligible project-related costs. Our Company completed the move to Stamford in September 2013 and received $7.5 million of the award, which is comprised of $6.0 million of the loan and $1.5 million of the grant for reaching the first job milestone. Earning of the grant and forgiveness of the loan is subject to certain conditions, including maintaining the required jobs for an extended period of time. As of June 30, 2015, the length of time commitment has not been met. However, our Company expects to meet all the conditions for the state to forgive the amount of the loan received to date, and accordingly, is recognizing the amount of loan and grants received over the period in which our Company recognizes the expenses for which the assistance is intended to compensate as a reduction of such expenses. Our Company recognized $0.3 million and $0.5 million of the incentive for the three and six months ended June 30, 2015, respectively. As of June 30, 2015 and December 31, 2014, our Company has deferred revenue of $5.6 million and $6.1 million, respectively, which is included in Other liabilities on the Consolidated Balance Sheets.

In the ordinary course of conducting business, our Company’s subsidiaries are involved in various legal proceedings, either indirectly as insurers for parties or directly as defendants. Most of these proceedings consist of claims litigation involving the Company’s subsidiaries as either: (a) liability insurers defending or providing indemnity for third party claims brought against insureds or (b) insurers defending first party coverage claims brought against them. Our Company accounts for such activity through the establishment of unpaid losses and LAE reserves. Our Company’s management believes that the ultimate liability, if any, with respect to such ordinary-course claims litigation, after consideration of provisions made for potential losses and cost of defense, will not be material to our Company’s Consolidated Balance Sheets, Consolidated Statements of Income or Consolidated Statements of Cash Flows.

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

Note 7.	Stock Options, Stock Grants, SARs and ESPP

Stock-based compensation granted under the Company’s stock plans is expensed in tranches over the vesting period. Options and non-performance based grants generally vest equally over a three or four-year period and the options have a maximum term of ten years. For the six months ended June 30, 2015 we granted 197,708 stock incentive units at a grant price between $73.62 and $78.86. Each performance unit and restricted stock unit represents a contingent right to receive one share of common stock as of the vesting date. Such common stock may be subject to forfeiture for the payment of any required tax withholding.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

Some of the statements in this Quarterly Report on Form 10-Q are “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact included in or incorporated by reference in this Quarterly Report are forward-looking statements. Whenever used in this report, the words “estimate,” “expect,” “believe,” “may,” “will,” “intend,” “continue” or similar expressions or their negative are intended to identify such forward-looking statements. Forward-looking statements are derived from information that we currently have and assumptions that we make, and are subject to a number of risks and uncertainties, including those described in the “Risk Factors” section of our 2014 Annual Report on Form 10-K. We operate in a very competitive environment, with new risks emerging from time to time. We cannot assure you that anticipated results will be achieved, since actual results may differ materially because of both known and unknown risks and uncertainties which we face.

In light of these risks, uncertainties and assumptions, any forward-looking events discussed in this Form 10-Q may not occur, and we undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise, except as required by law. You are cautioned not to place undue reliance on any forward-looking statements, which speak only as of their respective dates.

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

The following is a list of GAAP and non-GAAP measures found throughout this report with their definitions, relationships to GAAP measures and explanations of their importance to our operations:

Underwriting Profit (Loss)

Underwriting profit (loss) represents one measure of the pretax profitability of our insurance operations and is derived by subtracting Net losses and LAE, Commission expenses and Other operating expenses from Net earned premiums. This information is available in total and by segment in Note 2 – Segment Information to the Interim Consolidated Financial Statements as of June 30, 2015. The nearest comparable GAAP measure is Income before income taxes which, in addition to Net underwriting profit (loss), includes Net investment income, OTTI, Net realized gains (losses) on investments, Interest expense and Other income (loss).

Combined Ratio

The Combined ratio is a common insurance industry measure of profitability for any underwriting operation and is calculated in two components. First, the loss ratio is Net losses and LAE divided by Net earned premiums. The second component, the expense ratio, reflects the sum of Commission expenses and insurance operating expenses, divided by Net earned premiums. All items included in these components of the Combined ratio are presented in our GAAP Consolidated Financial Statements. The sum of the loss and expense ratios is the Combined ratio. The difference between the Combined ratio and $100 reflects the per-dollar rate of Underwriting profit (loss). For example, a Combined ratio of 85 percent implies that for every $100 of premium we earn, we record $15 of Underwriting profit.

Net Losses and LAE Reserves

Net losses and LAE reserves, as shown in the liabilities section of our Consolidated Balance Sheets, represents the total obligations to claimants for both estimates of known claims and estimates for incurred but not reported (“IBNR”) claims. The related asset item, Reinsurance balances recoverable on unpaid losses and LAE, is the estimate of both known claims and IBNR that we expect to recover from reinsurers. The net of these two items is generally referred to as net unpaid losses and LAE and is commonly used in our disclosures regarding the process of establishing these various estimated amounts.

Book Value and Book Value Per Share

Book value is equivalent to Stockholders’ equity and book value per share is calculated by dividing Stockholders’ equity by the number of outstanding shares at the end of the interim period.

Net Operating Earnings

Net operating earnings is calculated as Net income before after-tax Net realized gains (losses), OTTI losses recognized in earnings, and after-tax realized and unrealized foreign exchange gains and losses resulting from foreign currency transactions (transactions denominated in a currency other than the entity’s functional currency) and translation adjustments (translation of foreign currency denominated assets and liabilities into USD).

Overview

The discussion and analysis of our financial condition and results of operations contained herein should be read in conjunction with our 2014 Annual Report on Form 10-K in its entirety as well as the statements under “Forward-Looking Statements” and the Interim Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q for a complete description of events, trends, uncertainties, risks and critical accounting estimates affecting us.

Unless the context requires otherwise, the terms “we,” “us,” “our,” or “our Company” are used to mean The Navigators Group, Inc., a Delaware holding company established in 1982, and its subsidiaries. The terms “Parent” or “Parent Company” are used to mean The Navigators Group, Inc. without its subsidiaries.

We are an international insurance company with a long-standing area of specialization in Marine insurance. Our P&C insurance business primarily offers General Liability coverage and Umbrella & Excess Liability coverage to commercial enterprises through our Primary and Excess Casualty divisions. We have also developed niches in Professional Liability insurance, through our Management Liability and E&O divisions. Beginning in 2010, we added reinsurance products through our Assumed Reinsurance division.

Financial Highlights

•	Net income was $19.2 million and $45.1 million for the three and six months ended June 30, 2015, an increase of 13.8% and 0.6% compared to the same periods in the prior year, respectively.

•	Earnings per diluted share were $1.30 and $3.06 for the three and six months ended June 30, 2015, an increase of 11.1% and a decrease of 1.6% compared to the same periods in the prior year, respectively.

•	Underwriting profit was $16.1 million and $34.3 million for the three and six months ended June 30, 2015, an increase of 47.0% and 20.5% compared to the same periods in the prior year, respectively.

•	Net investment income was $16.6 million and $32.8 million for the three and six months ended June 30, 2015, an increase of 6.1% and 1.8% compared to the same periods in the prior year, respectively.

•	Net cash provided by operations was $2.7 million as of June 30, 2015, a decrease of $75.5 million compared to the same period in the prior year.

•	Annualized return on equity was 8.8% as of June 30, 2015, a decrease of 1.1% compared to the same period in the prior year.

•	Book value was $1.1 billion as of June 30, 2015, an increase of 2.6% compared to December 31, 2014.

Our revenue is primarily comprised of premiums and investment income. Cash flow is generated from premiums collected and investment income received less paid losses and loss expenses, Commission expenses and administrative expenses. Our products are distributed through multiple channels, utilizing global, national and regional retail and wholesale insurance brokers.

During the first quarter of 2015, we realigned our reporting segments from Insurance Companies, Lloyd’s Operations and Corporate to U.S. Insurance, Int’l Insurance, GlobalRe and Corporate. The new segment presentation reflects an increase in the level of importance that the Chief Operating Decision Maker now places on the results of the underlying operating segments when aggregated and reported in alignment with the products and services offered to the marketplace versus when aggregated and reported in alignment with our legal entity structure. Over the past few years, we have been monitoring the growth and stability of our reinsurance business and in 2015 determined that reinsurance has become a stable and significant component of our Company. We are also increasing our focus on additional international insurance markets by establishing underwriting offices in Continental Europe. The offices were fully operational during our January renewal season. We considered these changes in conjunction with operating and reportable segments. For financial information by segment, refer to Note 2 – Segment Information, in the Notes to Interim Consolidated Financial Statements, included herein.

Results of Operations

The following is a discussion and analysis of our results of operations for the three and six months ended June 30, 2015 and 2014.

Summary of Consolidated Results

The following table presents a summary of our consolidated financial results for the three and six months ended June 30, 2015 and 2014:

	Three Months Ended June 30,		Six Months Ended June 30,		% Change
amounts in thousands	2015	2014	2015	2014	QTD	YTD
Gross written premiums	$379,471	$348,795	$775,931	$771,585	8.8%	0.6%
Ceded written premiums	(121,227)	(116,931)	(228,729)	(227,871)	3.7%	0.4%
Net written premiums	258,244	231,864	547,202	543,714	11.4%	0.6%

Net earned premiums	242,328	231,084	478,460	456,356	4.9%	4.8%
Net losses and LAE	(141,973)	(140,220)	(272,171)	(275,287)	1.2%	-1.1%
Commission expenses	(31,480)	(32,150)	(64,385)	(57,877)	-2.1%	11.2%
Other operating expenses	(52,789)	(47,992)	(107,698)	(95,138)	10.0%	13.2%

Other underwriting income (expense)	25	235	80	390	-89.4%	-79.5%

Underwriting profit (loss)	$16,111	$10,957	$34,286	$28,444	47.0%	20.5%

Net investment income	16,595	15,648	32,848	32,258	6.1%	1.8%
Net realized gains (losses)	3,916	4,473	9,512	5,306	-12.5%	79.3%
Interest expense	(3,856)	(4,319)	(7,711)	(8,171)	-10.7%	-5.6%
Other income (loss)	(4,387)	(1,900)	(2,200)	8,344	130.9%	NM

Income (loss) before income taxes	$28,379	$24,859	$66,735	$66,181	14.2%	0.8%
Income tax (expense) benefit	(9,195)	(7,998)	(21,622)	(21,352)	15.0%	1.3%

Net income (loss)	$19,184	$16,861	$45,113	$44,829	13.8%	0.6%

Net income per diluted share	$1.30	$1.17	$3.06	$3.11

Effective tax rate	32.4%	32.2%	32.4%	32.3%

Losses and LAE ratio	58.6%	60.7%	56.9%	60.3%
Commission expense ratio	13.0%	13.9%	13.5%	12.7%
Other operating expense ratio (1)	21.8%	20.7%	22.4%	20.8%

Combined ratio	93.4%	95.3%	92.8%	93.8%

NM - Percentage change not meaningful

(1) - Includes Other operating expenses and Other underwriting income (expense)

The following table calculates our operating earnings for the three and six months ended June 30, 2015 and 2014:

	Three Months Ended June 30,		Six Months Ended June 30,		% Change
amounts in thousands	2015	2014	2015	2014	QTD	YTD
Net income	$19,184	$16,861	$45,113	$44,829	13.8%	0.6%
After-tax realized (gains)	(2,398)	(2,907)	(6,035)	(3,449)	-17.5%	75.0%
After-tax FX losses (gains)	2,915	1,030	1,497	(5,462)	NM	NM

Net operating earnings	$19,701	$14,984	$40,575	$35,918	31.5%	13.0%

Net operating earnings per common share:
Basic	$1.37	$1.05	$2.82	$2.52
Diluted	$1.34	$1.04	$2.76	$2.49

NM - Percentage change not meaningful

Gross Written Premiums

Gross written premiums increased $30.7 million for the three months ended June 30, 2015 compared to the same period in 2014 primarily due to growth in our U.S. P&C operating segment specifically in our Excess Casualty and Primary Casualty divisions, as well as growth in our GlobalRe segment, all related to strong market conditions and increased underwriting opportunities. Gross written premiums increased $4.3 million for the six months ended June 30, 2015 compared to the same period in 2014 primarily due to the same factors as discussed above, offset by the non-renewal of a large GlobalRe treaty in the first quarter of 2015.

Average renewal premium rates for the three and six months ended June 30, 2015 decreased by 3.9% and 3.1%, respectively, compared to the same periods in 2014.

Ceded Written Premiums

Ceded written premiums increased $4.3 million and $0.9 million, for the three and six months ended June 30, 2015, respectively, compared to the same periods in 2014 primarily due to reinsurance reinstatement premium (“RRP”), changes in our mix of business written and certain changes in our reinsurance programs.

For the three months ended June 30, 2015, we recorded $1.2 million of reversals of previously booked RRP accruals, compared to $6.6 million of additional accruals reported in the three months ended June 30, 2014. For the six months ended June 30, 2015, we recorded $0.6 million of reversals of previously booked RRP accruals, compared to $7.6 million of additional accruals reported in the six months ended June 30, 2014. Prior year-to-date RRPs included an Int’l Marine Liability loss, which involved the sinking of a vessel in South Korean waters of $3.9 million, as well as other unfavorable RRP adjustments of $3.6 million, including $1.3 million related to Costa Concordia.

Net Earned Premiums

Net earned premiums increased $11.2 million for the three months ended June 30, 2015 compared to the same period in 2014. The increase is primarily driven by strong new business production in our U.S. P&C operating segment. In addition, in second quarter 2014 the Net earned premiums included fully earned RRPs, which had a favorable year over year effect. Net earned premiums increased $22.1 million for the six months ended June 30, 2015 compared to the same period in 2014. The increase is primarily driven by increased retention resulting from changes in our reinsurance programs in 2014, prior year growth in our U.S. Insurance reporting segment and the prior year RRPs described above.

Net Losses and LAE

The following table presents the impact of RRPs and reserve development on our Net losses and LAE ratio for the three and six months ended June 30, 2015 and 2014 (note: accident year is abbreviated “AY”):

	Three months ended June 30,		Point
	2015	2014	Change
Net losses and LAE ratio, reported	58.6%	60.7%	-2.1

RRPs	0.4%	-1.6%	2.0
Current AY release/(development)	-2.1%	-6.2%	4.1
Prior AY release/(strengthening)	3.0%	8.6%	-5.6

Net losses and LAE ratio, adjusted	59.9%	61.5%	-1.6

	Six months ended June 30,		Point
	2015	2014	Change
Net losses and LAE ratio, reported	56.9%	60.3%	-3.4

RRPs	0.1%	-0.7%	0.8
Current AY release/(development)	-1.6%	-3.2%	1.6
Prior AY release/(strengthening)	4.2%	4.5%	-0.3

Net losses and LAE ratio, adjusted	59.6%	60.9%	-1.3

For the three and six months ended June 30, 2015, we recorded $7.3 million and $19.9 million of prior AY reserve releases, respectively, as compared to $20.5 million of releases for both periods in 2014. The releases in the first six months of 2015 are related to favorable loss emergence as well as a reduction to the provision for uncollectible reinsurance due to payments of outstanding balances from one of our large reinsurers.

Commission Expenses

Commissions paid to brokers and agents are generally based on a percentage of Gross written premiums and are partially offset by ceding commissions we may receive on Ceded written premiums. Commission expenses are generally deferred and recorded as deferred policy acquisition costs to the extent that they relate to unearned premium. The percentage of Commission expenses to Net earned premiums (“Commission expense ratio”) for the three and six months ended June 30, 2015 was 13.0% and 13.5%, respectively, as compared to 13.9% and 12.7%, respectively, for the comparable periods during 2014. The change in the Commission expense ratio for the three and six months ended June 30, 2015 compared to the same periods in 2014 is attributable to the changes in the mix of business, changes in our reinsurance programs and to a lesser extent higher profit commission accruals for certain products.

Other Operating Expenses

Other operating expenses were $52.8 million and $107.7 million for the three and six months ended June 30, 2015, respectively, compared to $48.0 million and $95.1 million for the same periods in 2014, respectively. The increase for the three and six months ended June 30, 2015 is primarily due to continued investment in our employee base, resulting in increased salary and related costs, designed to closely align with business growth, expanding our presence in Europe and an increase in incentive compensation driven by improved financial results over the corresponding prior period.

Net Investment Income

Our Net investment income was derived from the following sources:

	Three Months Ended June 30,		Six Months Ended June 30,		% Change
amounts in thousands	2015	2014	2015	2014	QTD	YTD
Fixed maturities	$15,259	$14,188	$30,308	$28,142	7.5%	7.7%
Equity securities	1,873	1,971	3,840	5,204	-5.0%	-26.2%
Short-term investments	146	242	330	459	-39.7%	-28.1%

Total investment income	$17,278	$16,401	$34,478	$33,805	5.3%	2.0%
Investment expenses	(683)	(753)	(1,630)	(1,547)	-9.3%	5.4%

Net investment income	$16,595	$15,648	$32,848	$32,258	6.1%	1.8%

The increase in total investment income for the three months ended June 30, 2015 as compared to the same period in the prior year was primarily due to growth of invested assets, partially offset by a reduction in interest income due to falling investment yields. The annualized pre-tax yield, excluding Net realized gains and losses and OTTI losses recognized in earnings, for the three months ended June 30, 2015 and 2014, was 2.4% and 2.5%, respectively.

The increase in total investment income for the six months ended June 30, 2015 as compared to the prior year was primarily due to growth of invested assets, partially offset by a one-time special dividend of $1.6 million in the prior year from our equity portfolio and a reduction of investment income due to falling investment yields. The annualized pre-tax yield, excluding Net realized gains and losses and OTTI losses recognized in earnings, was 2.4% and 2.6% for the six months ended June 30, 2015 and 2014, respectively.

As part of our overall investment strategy, we seek to build a tax efficient investment portfolio. During 2015, the tax-exempt portion of our investment portfolio increased by $8.1 million to approximately 21.8% of the fixed maturities investment portfolio. The tax equivalent yields for the six months ended June 30, 2015 and 2014 on a consolidated basis were 2.5% and 2.8%, respectively.

OTTI Losses Recognized in Earnings

Our Company had one credit related OTTI loss of $0.4 million from our equity portfolio during the three and six months ended June 30, 2015. The Company did not have any credit related OTTI losses during the three and six months ended June 30, 2014.

Net Realized Gains and Losses

Net realized gains and losses, excluding OTTI losses recognized in earnings, for the periods indicated were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,		% Change
amounts in thousands	2015	2014	2015	2014	QTD	YTD
Fixed maturities:
Gains	$1,231	$3,113	$2,405	$4,979	-60.5%	-51.7%
Losses	(1,518)	(56)	(2,090)	(2,106)	NM	-0.8%

Fixed maturities, net	$(287)	$3,057	$315	$2,873	NM	-89.0%

Short-term:
Gains	$112	$—	$26	$—	NM	NM
Losses	(11)	—	(79)	—	NM	NM

Short-term, net	$101	$—	$(53)	$—	NM	NM

Equity securities:
Gains	$4,753	$1,416	$11,078	$3,336	NM	NM
Losses	(228)	—	(1,405)	(903)	NM	55.6%

Equity securities, net	$4,525	$1,416	$9,673	$2,433	NM	NM

Net realized gains (losses)	$4,339	$4,473	$9,935	$5,306	-3.0%	87.2%

NM - Percentage change not meaningful

Net realized gains and losses are generated as part of the normal ongoing management of our investment portfolio. Net realized gains of $4.3 million and $9.9 million for the three and six months ended June 30, 2015, respectively, are primarily due to the sale of equity securities. Net realized gains of $4.5 million and $5.3 million for the three and six months ended June 30, 2014, respectively, are primarily due to the sale of corporate bonds and equity securities.

Interest Expense

Interest expense was $3.9 million and $7.7 million for the three and six months ended June 30, 2015, respectively, and $4.3 million and $8.2 million for the three and six months ended June 30, 2014, respectively, relating to our $265.0 million principal amount of the Senior notes. The effective interest rate related to the Senior notes, based on the proceeds net of discount and all issuance costs, approximates 5.86%.

Other Income (Loss)

Other income (loss) for the three and six months ended June 30, 2015 was a $4.4 million loss and a $2.1 million loss, respectively, as compared to Other income (loss) of $1.7 million loss and $8.7 million income for the same periods in the prior year, respectively. Other income (loss) primarily consists of realized and unrealized foreign exchange gains and losses. The current quarter and six month foreign exchange losses are mostly driven by the weakening of the USD against the GBP. The prior year was impacted by a $10.0 million foreign currency transaction gain in connection with a change in the functional currency of the Syndicate. See Note 1 – Organizations & Summary of Significant Accounting Policies, in the Notes to Interim Consolidated Financial Statements, included herein for additional information regarding the foreign currency adjustment.

Income Taxes

We recorded an Effective tax rate of 32.4% for the three and six months ended June 30, 2015, compared to 32.2% and 32.3%, respectively, for the same periods in 2014. The income tax provision has been computed based on our estimated annual effective tax rate. Our Effective tax rate for the quarter differs from the federal tax rate of 35% principally due to tax-exempt investment income and dividends received deduction.

Book Value and Book Value Per Share

As of June 30, 2015, our book value was $1.1 billion and our book value per share was $73.18, increasing 1.7% from $71.93 per share as of December 31, 2014, mostly driven by $45.1 million of Net income, partially offset by Total other comprehensive loss of $21.9 million for the six months ended June 30, 2015.

Segment Information

The following tables summarize our consolidated financial results by segment for the three and six months ended June 30, 2015 and 2014:

	Three Months Ended June 30, 2015
amounts in thousands	U.S. Insurance	Int’l Insurance	GlobalRe	Corporate (1)	Total
Net earned premiums	$137,304	$63,186	$41,838	$—	$242,328
Net losses and LAE	(84,155)	(32,363)	(25,455)	—	(141,973)
Commission expenses	(12,275)	(11,298)	(8,039)	132	(31,480)
Other operating expenses	(31,374)	(17,366)	(4,049)	—	(52,789)
Other underwriting income (expense)	121	—	36	(132)	25

Underwriting profit (loss)	$9,621	$2,159	$4,331	$—	$16,111

Net investment income				16,595	16,595
Net realized gains (losses)				3,916	3,916
Interest expense				(3,856)	(3,856)
Other income (loss)				(4,387)	(4,387)

Income before income taxes	$9,621	$2,159	$4,331	$12,268	$28,379
Income tax (expense) benefit				(9,195)	(9,195)

Net income (loss)					$19,184

Losses and LAE ratio	61.3%	51.2%	60.8%		58.6%
Commission expense ratio	8.9%	17.9%	19.2%		13.0%
Other operating expense ratio (2)	22.8%	27.5%	9.6%		21.8%

Combined ratio	93.0%	96.6%	89.6%		93.4%

(1) - Includes Corporate segment intercompany eliminations.

(2) - Includes Other operating expenses and Other underwriting income (expense).

	Three Months Ended June 30, 2014
amounts in thousands	U.S. Insurance	Int’l Insurance	GlobalRe	Corporate (1)	Total
Net earned premiums	$125,254	$59,661	$46,169	$—	$231,084
Net losses and LAE	(73,131)	(35,293)	(31,796)	—	(140,220)
Commission expenses	(13,219)	(11,009)	(8,468)	546	(32,150)
Other operating expenses	(28,840)	(15,436)	(3,716)	—	(47,992)
Other underwriting income (expense)	736	11	34	(546)	235

Underwriting profit (loss)	$10,800	$(2,066)	$2,223	$—	$10,957

Net investment income				15,648	15,648
Net realized gains (losses)				4,473	4,473
Interest expense				(4,319)	(4,319)
Other income (loss)				(1,900)	(1,900)

Income before income taxes	$10,800	$(2,066)	$2,223	$13,902	$24,859
Income tax (expense) benefit				(7,998)	(7,998)

Net income (loss)					$16,861

Losses and LAE ratio	58.4%	59.2%	68.9%		60.7%
Commission expense ratio	10.6%	18.5%	18.3%		13.9%
Other operating expense ratio (2)	22.4%	25.8%	8.0%		20.7%

Combined ratio	91.4%	103.5%	95.2%		95.3%

(1) - Includes Corporate segment intercompany eliminations.

(2) - Includes Other operating expenses and Other underwriting income (expense).

	Six Months Ended June 30, 2015
amounts in thousands	U.S. Insurance	Int’l Insurance	GlobalRe	Corporate (1)	Total
Net earned premiums	$268,395	$128,711	$81,354	$—	$478,460
Net losses and LAE	(161,954)	(62,054)	(48,163)	—	(272,171)
Commission expenses	(26,620)	(22,711)	(15,337)	283	(64,385)
Other operating expenses	(65,062)	(34,375)	(8,261)	—	(107,698)
Other underwriting income (expense)	317	—	46	(283)	80

Underwriting profit (loss)	$15,076	$9,571	$9,639	$—	$34,286

Net investment income				32,848	32,848
Net realized gains (losses)				9,512	9,512
Interest expense				(7,711)	(7,711)
Other income (loss)				(2,200)	(2,200)

Income (loss) before income taxes	$15,076	$9,571	$9,639	$32,449	$66,735
Income tax (expense) benefit				(21,622)	(21,622)

Net income (loss)					$45,113

Losses and LAE ratio	60.3%	48.2%	59.2%		56.9%
Commission expense ratio	9.9%	17.6%	18.9%		13.5%
Other operating expense ratio (2)	24.2%	26.8%	10.1%		22.4%

Combined ratio	94.4%	92.6%	88.2%		92.8%

(1) - Includes Corporate segment intercompany eliminations.

(2) - Includes Other operating expenses and Other underwriting income (expense).

	Six Months Ended June 30, 2014
amounts in thousands	U.S. Insurance	Int’l Insurance	GlobalRe	Corporate (1)	Total
Net earned premiums	$240,444	$121,715	$94,197	$—	$456,356
Net losses and LAE	(146,095)	(66,513)	(62,679)	—	(275,287)
Commission expenses	(22,728)	(19,864)	(16,340)	1,055	(57,877)
Other operating expenses	(56,833)	(30,495)	(7,810)	—	(95,138)
Other underwriting income (expense)	1,249	17	179	(1,055)	390

Underwriting profit (loss)	$16,037	$4,860	$7,547	$—	$28,444

Net investment income				32,258	32,258
Net realized gains (losses)				5,306	5,306
Interest expense				(8,171)	(8,171)
Other income (loss)				8,344	8,344

Income (loss) before income taxes	$16,037	$4,860	$7,547	$37,737	$66,181
Income tax (expense) benefit				(21,352)	(21,352)

Net income (loss)					$44,829

Losses and LAE ratio	60.8%	54.6%	66.5%		60.3%
Commission expense ratio	9.5%	16.3%	17.3%		12.7%
Other operating expense ratio (2)	23.0%	25.1%	8.2%		20.8%

Combined ratio	93.3%	96.0%	92.0%		93.8%

(1) - Includes Corporate segment intercompany eliminations.

(2) - Includes Other operating expenses and Other underwriting income (expense).

U.S. Insurance

The following tables summarize our Underwriting profit by operating segment for our U.S. Insurance reporting segment for the three and six months ended June 30, 2015 and 2014:

	U.S. Insurance
	Three months ended June 30, 2015				Three months ended June 30, 2014
amounts in thousands	Marine	P&C	Professional Liability	Total	Marine	P&C	Professional Liability	Total	% Change Total
Gross written premiums	$41,803	$170,216	$27,968	$239,987	$42,548	$137,137	$27,018	$206,703	16.1%
Ceded written premiums	(15,026)	(49,305)	(14,551)	(78,882)	(11,587)	(40,452)	(7,965)	(60,004)	31.5%
Net written premiums	26,777	120,911	13,417	161,105	30,961	96,685	19,053	146,699	9.8%

Net earned premiums	25,977	96,440	14,887	137,304	26,727	76,585	21,942	125,254	9.6%
Net losses and LAE	(11,415)	(67,809)	(4,931)	(84,155)	(10,609)	(52,619)	(9,903)	(73,131)	15.1%
Commission expenses	(2,429)	(8,751)	(1,095)	(12,275)	(4,101)	(6,095)	(3,023)	(13,219)	-7.1%
Other operating expenses	(6,402)	(19,661)	(5,311)	(31,374)	(5,944)	(17,675)	(5,221)	(28,840)	8.8%
Other underwriting income (expense)	24	97	0	121	320	374	42	736	-83.4%

Underwriting profit (loss)	$5,755	$316	$3,550	$9,621	$6,393	$570	$3,837	$10,800	-10.9%

Losses and LAE ratio	43.9%	70.3%	33.1%	61.3%	39.7%	68.7%	45.1%	58.4%
Commission expense ratio	9.4%	9.1%	7.4%	8.9%	15.3%	8.0%	13.8%	10.6%
Other operating expense ratio (1)	24.5%	20.3%	35.7%	22.8%	21.1%	22.6%	23.6%	22.4%

Combined ratio	77.8%	99.7%	76.2%	93.0%	76.1%	99.3%	82.5%	91.4%

(1) - Includes Other operating expenses and Other underwriting income (expense).

	U.S. Insurance
	Six months ended June 30, 2015				Six months ended June 30, 2014
amounts in thousands	Marine	P&C	Professional Liability	Total	Marine	P&C	Professional Liability	Total	% Change Total
Gross written premiums	$82,638	$304,362	$52,314	$439,314	$85,573	$262,256	$57,222	$405,051	8.5%
Ceded written premiums	(31,312)	(88,863)	(27,437)	(147,612)	(20,757)	(86,608)	(17,705)	(125,070)	18.0%
Net written premiums	51,326	215,499	24,877	291,702	64,816	175,648	39,517	279,981	4.2%

Net earned premiums	49,901	187,175	31,319	268,395	54,713	141,516	44,215	240,444	11.6%
Net losses and LAE	(21,603)	(125,856)	(14,495)	(161,954)	(25,292)	(96,969)	(23,834)	(146,095)	10.9%
Commission expenses	(6,461)	(17,307)	(2,852)	(26,620)	(6,648)	(10,040)	(6,040)	(22,728)	17.1%
Other operating expenses	(13,375)	(40,720)	(10,967)	(65,062)	(11,634)	(34,988)	(10,211)	(56,833)	14.5%
Other underwriting income (expense)	175	141	1	317	523	640	86	1,249	-74.5%

Underwriting profit (loss)	$8,637	$3,433	$3,006	$15,076	$11,662	$159	$4,216	$16,037	-6.0%

Losses and LAE ratio	43.3%	67.2%	46.3%	60.3%	46.2%	68.5%	53.9%	60.8%
Commission expense ratio	12.9%	9.2%	9.1%	9.9%	12.2%	7.1%	13.7%	9.5%
Other operating expense ratio (1)	26.5%	21.8%	35.0%	24.2%	20.3%	24.3%	22.9%	23.0%

Combined ratio	82.7%	98.2%	90.4%	94.4%	78.7%	99.9%	90.5%	93.3%

(1) - Includes Other operating expenses and Other underwriting income (expense).

Gross Written Premiums

Gross written premiums increased $33.3 million for the three months ended June 30, 2015 compared to the same period in 2014 due to strong new business production and improving market conditions in our U.S. P&C operating segment, which increased 24.1%. This increase was specifically driven by our Primary Casualty, Excess Casualty and Environmental divisions, which increased 27.1%, 23.3% and 11.5%, respectively.

Gross written premiums increased $34.3 million for the six months ended June 30, 2015 compared to the same period in 2014 due to the impacts discussed above for the quarter, offset by a decrease in our U.S. Professional Liability operating segment driven by our decision to exit the small lawyers professional liability business as well as a decrease in our real estate agents liability business as a result of a program termination.

Average renewal premium rates for our U.S. Insurance reporting segment for the three and six months ended June 30, 2015 decreased 1.1% and 0.9%, respectively. For the three months ended June 30, 2015, the decrease was primarily driven by a decline of 1.6% and 1.1% in our U.S. Professional Liability and U.S. P&C operating segments, respectively. For the six months ended June 30, 2015, the decrease was primarily driven by a decline of 2.7% and 0.8% in our U.S. Professional Liability and U.S. P&C operating segments, respectively.

Ceded Written Premiums

Ceded written premiums increased $18.9 million and $22.5 million for the three and six months ended June 30, 2015, respectively, compared to the same periods in 2014. The increase for both the three and six months ended June 30, 2015 was primarily due to two new proportional reinsurance programs implemented in the first quarter of 2015, covering products within our U.S Marine operating segment, offset by a decrease in excess-of-loss reinsurance also within our U.S. Marine operating segment. Additionally, contributing to the increase was a new reinsurance program implemented in the fourth quarter of 2014, which includes proportional and excess-of-loss coverage on various products within our E&O division. The increase in our U.S. Marine operating segment is primarily due to RRPs of $1.0 million for Rena and $0.7 million for Costa Concordia in the prior year, with RRP accrual reversals in the current quarter, which resulted in a positive year over year effect.

Net Earned Premiums

Net earned premiums increased $12.0 million and $27.9 million for the three and six months ended June 30, 2015, respectively, compared to the same periods in 2014. The increase was primarily driven by continued growth in our Excess Casualty and Primary Casualty divisions of our U.S. P&C operating segment compounded by reductions to reinsurance programs in our Excess Casualty division. Additionally, prior year Net earned premiums included fully earned RRPs of $1.4 million, which had a favorable year over year effect. The increase in Net earned premiums was partially offset by the effect of new ceded reinsurance programs in our U.S. Marine and U.S. Professional Liability operating segments, as described above.

Net Losses and LAE

The Net losses and LAE reserves as of June 30, 2015 and December 31, 2014 are as follows:

	U.S. Insurance
	As of June 30, 2015				As of December 31, 2014
amounts in thousands	Marine	P&C	Professional Liability	Total	Marine	P&C	Professional Liability	Total	Total % Change
Case Reserves	$70,582	$154,775	$45,573	$270,930	$74,699	$144,334	$56,501	$275,534	-1.7%
IBNR Reserves	65,030	451,665	71,814	588,509	64,390	391,643	85,369	541,402	8.7%

Total	$135,612	$606,440	$117,387	$859,439	$139,089	$535,977	$141,870	$816,936	5.2%

The following tables present the impact of RRPs and reserve development on our Net losses and LAE ratio for the three and six months ended June 30, 2015 and 2014:

	U.S. Insurance
	Three months ended June 30, 2015				Three months ended June 30, 2014
			Professional				Professional		Point
	Marine	P&C	Liability	Total	Marine	P&C	Liability	Total	Change
Net losses and LAE ratio, reported	43.9%	70.3%	33.1%	61.3%	39.7%	68.7%	45.1%	58.4%	2.9
RRPs	0.0%	0.0%	0.0%	0.0%	-2.4%	0.3%	0.0%	-0.6%	0.6
Current AY release/(development)	0.0%	-5.2%	0.0%	-3.6%	-15.1%	0.0%	0.0%	-3.4%	-0.2
Prior AY release/(strengthening)	13.7%	0.0%	29.0%	5.7%	39.4%	-3.5%	18.4%	9.9%	-4.2

Net losses and LAE ratio, adjusted	57.6%	65.1%	62.1%	63.4%	61.6%	65.5%	63.5%	64.3%	-0.9

	U.S. Insurance
	Six months ended June 30, 2015				Six months ended June 30, 2014
			Professional				Professional		Point
	Marine	P&C	Liability	Total	Marine	P&C	Liability	Total	Change
Net losses and LAE ratio, reported	43.3%	67.2%	46.3%	60.3%	46.2%	68.5%	53.9%	60.8%	-0.5
RRPs	-1.2%	0.0%	0.0%	-0.3%	-1.6%	0.0%	0.0%	-0.5%	0.2
Current AY release/(development)	0.0%	-2.7%	0.0%	-1.9%	-7.6%	0.0%	0.0%	-1.8%	-0.1
Prior AY release/(strengthening)	15.7%	0.5%	16.5%	5.3%	23.2%	-3.3%	8.4%	5.0%	0.3

Net losses and LAE ratio, adjusted	57.8%	65.0%	62.8%	63.4%	60.2%	65.2%	62.3%	63.5%	-0.1

Our U.S. Insurance reporting segment recorded $7.8 million of net prior AY reserve releases for the three months ended June 30, 2015, primarily driven by $4.3 million and $3.6 million of reserve releases from our U.S. Professional Liability and U.S. Marine operating segments, respectively, due to a decline in large loss activity.

Our U.S. Insurance reporting segment recorded $14.2 million of net prior AY reserve releases for the six months ended June 30, 2015, primarily driven by $8.0 million and $5.2 million of reserve releases from our U.S. Marine and U.S. Professional Liability operating segments, respectively, due to a decline in large loss activity as well as collections of recoverables previously written off and to a lesser extent, a $1.5 million release of provision for uncollectible reinsurance due to payments of outstanding balances from one of our large reinsurers.

The changes in Net losses and LAE ratio, as adjusted, are primarily due to the mix of business earned.

Commission Expenses

The Commission expense ratio for the three months ended June 30, 2015 decreased 1.7 points as compared to the same period in 2014, primarily driven by changes in the proportional reinsurance programs across various product lines with increased cessions in our U.S. Marine and U.S. Professional Liability operating segments. Additionally, our Commission expenses benefitted from increased profit commissions.

The Commission expense ratio for the six months ended June 30, 2015 increased 0.4 points compared to the same period in 2014. The increase was primarily driven by less ceded proportional reinsurance within our Excess Casualty division of our U.S. P&C operating segment, partially offset by the favorable effects noted above for the second quarter of 2015.

Other Operating Expenses

For the three and six months ended June 30, 2015, Other operating expenses increased $2.5 million and $8.2 million, respectively, compared to the same periods in 2014, primarily driven by continued investment in our underwriting teams and support staff and an increase in incentive compensation driven by improved financial results over the corresponding prior periods.

Int’l Insurance

The following tables summarize our Underwriting profit by operating segment for our Int’l Insurance reporting segment for the three and six months ended June 30, 2015 and 2014:

	Int’l Insurance
	Three months ended June 30, 2015				Three months ended June 30, 2014
amounts in thousands	Marine	P&C	Professional Liability	Total	Marine	P&C	Professional Liability	Total	% Change Total
Gross written premiums	$41,432	$41,615	$25,743	$108,790	$47,532	$51,305	$21,895	$120,732	-9.9%
Ceded written premiums	(9,126)	(24,513)	(7,982)	(41,621)	(17,033)	(31,284)	(8,028)	(56,345)	-26.1%
Net written premiums	32,306	17,102	17,761	67,169	30,499	20,021	13,867	64,387	4.3%
Net earned premiums	40,132	10,199	12,855	63,186	34,177	16,466	9,018	59,661	5.9%
Net losses and LAE	(21,432)	(4,084)	(6,847)	(32,363)	(22,963)	(9,937)	(2,393)	(35,293)	-8.3%
Commission expenses	(9,495)	(155)	(1,648)	(11,298)	(10,020)	(996)	7	(11,009)	2.6%
Other operating expenses	(6,749)	(6,166)	(4,451)	(17,366)	(6,468)	(5,570)	(3,398)	(15,436)	12.5%
Other underwriting income (expense)	—	—	—	—	3	5	3	11	NM

Underwriting profit (loss)	$2,456	$(206)	$(91)	$2,159	$(5,271)	$(32)	$3,237	$(2,066)	NM

Losses and LAE ratio	53.4%	40.0%	53.3%	51.2%	67.2%	60.4%	26.5%	59.2%
Commission expense ratio	23.7%	1.5%	12.8%	17.9%	29.4%	6.0%	-0.1%	18.5%
Other operating expense ratio (1)	16.8%	60.5%	34.6%	27.5%	18.9%	33.8%	37.8%	25.8%

Combined ratio	93.9%	102.0%	100.7%	96.6%	115.5%	100.2%	64.2%	103.5%

NM - Percentage change not meaningful

(1) - Includes Other operating expenses and Other underwriting income (expense).

	Int’l Insurance
	Six months ended June 30, 2015				Six months ended June 30, 2014
amounts in thousands	Marine	P&C	Professional Liability	Total	Marine	P&C	Professional Liability	Total	% Change Total
Gross written premiums	$108,842	$74,565	$47,810	$231,217	$109,514	$93,555	$36,855	$239,924	-3.6%
Ceded written premiums	(19,948)	(40,642)	(15,287)	(75,877)	(29,427)	(55,748)	(13,752)	(98,927)	-23.3%
Net written premiums	88,894	33,923	32,523	155,340	80,087	37,807	23,103	140,997	10.2%

Net earned premiums	77,924	26,233	24,554	128,711	72,221	32,907	16,587	121,715	5.7%
Net losses and LAE	(40,943)	(8,964)	(12,147)	(62,054)	(42,659)	(16,895)	(6,959)	(66,513)	-6.7%
Commission expenses	(18,685)	(1,182)	(2,844)	(22,711)	(20,008)	195	(51)	(19,864)	14.3%
Other operating expenses	(13,444)	(12,150)	(8,781)	(34,375)	(12,881)	(10,851)	(6,763)	(30,495)	12.7%
Other underwriting income (expense)	—	—	—	—	8	5	4	17	NM

Underwriting profit (loss)	$4,852	$3,937	$782	$9,571	$(3,319)	$5,361	$2,818	$4,860	96.9%

Losses and LAE ratio	52.5%	34.2%	49.5%	48.2%	59.1%	51.3%	42.0%	54.6%
Commission expense ratio	24.0%	4.5%	11.6%	17.6%	27.7%	-0.6%	0.3%	16.3%
Other operating expense ratio (1)	17.3%	46.3%	35.7%	26.8%	17.8%	33.0%	40.7%	25.1%

Combined ratio	93.8%	85.0%	96.8%	92.6%	104.6%	83.7%	83.0%	96.0%

NM - Percentage change not meaningful

(1) - Includes Other operating expenses and Other underwriting income (expense).

Gross Written Premiums

Gross written premiums decreased $11.9 million for the three months ended June 30, 2015 compared to the same period in 2014, mostly driven by a decline in our Int’l P&C operating segment of $9.7 million, which was due to lower renewal premiums and rate reductions in our Int’l Energy & Engineering division. In addition, we had a decline in our Int’l Marine operating segment of $6.1 million, related primarily to lower renewal premiums and rate reductions in our Cargo, Marine Liability and Energy Liability divisions. This decline has been substantially offset by a $3.8 million growth in our Int’l Professional Liability operating segment, predominately due to operations in our new European offices, new business written and increased renewal premiums as we have increased line sizes across several client accounts.

Gross written premiums decreased $8.7 million for the six months ended June 30, 2015 compared to the same period in 2014. The decrease in Gross written premiums was primarily driven by a decline in our Int’l P&C operating segment of $19.0 million as discussed above, offset by growth in the Int’l Professional Liability operating segment of $11.0 million, of which $2.4 million relates to our new product line Warranties and Indemnities, and $2.7 million which relates to premium generated by the new European offices.

Average renewal premium rates for our Int’l Insurance segment for the three and six months ended June 30, 2015 decreased 8.6% and 5.7%, respectively. The decline for the three months was driven by decreases of 12.8%, 7.2% and 5.7% in our Int’l P&C, Int’l Professional Liability and Int’l Marine operating segments, respectively. The decline for the six months is driven by decreases of 9.8%, 5.7% and 2.9% in our Int’l P&C, Int’l Professional Liability and Int’l Marine operating segments, respectively.

Ceded Written Premiums

Ceded written premiums decreased $14.7 million and $23.1 million for the three and six months ended June 30, 2015, respectively, compared to the same periods in 2014. The decreases for both the three and six months were primarily due to decreases in our proportional reinsurance program within each of our operating segments as well as current period reductions to RRP accruals compared with higher RRPs in our Int’l Marine operating segment in the prior year, primarily due to a loss which involved the sinking of a vessel in South Korean waters of $3.9 million, $0.8 million for Rena and $0.6 million for Costa Concordia, which resulted in a positive year over year effect.

Net Earned Premiums

Net earned premiums increased $3.5 million for the three months ended June 30, 2015 as compared to the same period in 2014. This was driven by increases in our Int’l Marine and Int’l Professional Liability operating segments of $5.9 million and $3.8 million, respectively, offset by a decrease in our Int’l P&C operating segment of $6.3 million. The increase in our Int’l Professional Liability operating segment was driven by continued growth, specifically the E&O division and Warranties and Indemnities product line. Prior year Net earned premiums included fully earned RRPs of $5.1 million, which had a favorable year over year effect.

Net earned premiums increased $7.0 million for the six months ended June 30, 2015 as compared to the same period in 2014. This increase was due to fully earned RRPs in the prior year, continued growth in our Int’l Marine and Int’l Professional Liability operating segments offset by the decline in our Int’l P&C operating segment, as discussed above.

Net Losses and LAE

The Net losses and LAE reserves as of June 30, 2015 and December 31, 2014 are as follows:

	Int’l Insurance
	As of June 30, 2015				As of December 31, 2014
amounts in thousands	Marine	P&C	Professional Liability	Total	Marine	P&C	Professional Liability	Total	Total % Change
Case Reserves	$176,305	$36,429	$9,817	$222,551	$168,575	$41,695	$12,466	$222,736	-0.1%
IBNR Reserves	66,970	16,507	56,706	140,183	75,673	21,391	49,712	146,776	-4.5%

Total	$243,275	$52,936	$66,523	$362,734	$244,248	$63,086	$62,178	$369,512	-1.8%

The following tables present the impact of RRPs and reserve development on our Net losses and LAE ratio for the three and six months ended June 30, 2015 and 2014:

	Int’l Insurance
	Three months ended June 30, 2015				Three months ended June 30, 2014
			Professional				Professional		Point
	Marine	P&C	Liability	Total	Marine	P&C	Liability	Total	Change
Net losses and LAE ratio, reported	53.4%	40.0%	53.3%	51.2%	67.2%	60.3%	26.5%	59.2%	-8.0

RRPs	1.2%	1.0%	0.0%	0.9%	-8.8%	0.0%	0.0%	-4.7%	5.6
Current AY release/(development)	0.0%	0.0%	0.0%	0.0%	-26.7%	0.0%	0.0%	-16.2%	16.2
Prior AY release/(strengthening)	-2.4%	3.6%	-0.1%	-0.9%	24.7%	-12.2%	29.7%	16.0%	-16.9

Net losses and LAE ratio, adjusted	52.2%	44.6%	53.2%	51.2%	56.4%	48.1%	56.2%	54.3%	-3.1

	Int’l Insurance
	Six months ended June 30, 2015				Six months ended June 30, 2014
			Professional				Professional		Point
	Marine	P&C	Liability	Total	Marine	P&C	Liability	Total	Change
Net losses and LAE ratio, reported	52.5%	34.2%	49.5%	48.2%	59.1%	51.3%	42.0%	54.6%	-6.4

RRPs	1.2%	0.4%	0.0%	0.8%	-4.3%	0.0%	0.0%	-2.4%	3.2
Current AY release/(development)	-3.3%	0.0%	0.0%	-2.0%	-13.5%	0.0%	0.0%	-8.2%	6.2
Prior AY release/(strengthening)	3.2%	9.0%	3.3%	4.4%	13.2%	-6.2%	16.3%	8.6%	-4.2

Net losses and LAE ratio, adjusted	53.6%	43.6%	52.8%	51.4%	54.5%	45.1%	58.3%	52.6%	-1.2

For the three months ended June 30, 2015, our Int’l Insurance reporting segment recorded $0.6 million of net prior AY reserve strengthening primarily driven by our Int’l Marine operating segment, offset by net prior AY reserve releases of $0.4 million in our Int’l P&C operating segment.

For the six months ended June 30, 2015, our Int’l Insurance reporting segment recorded $5.6 million of net prior AY reserve releases primarily driven by $2.5 million and $2.3 million of net reserve releases in our Int’l Marine and Int’l P&C operating segments, respectively, in connection with favorable loss emergence and, to a lesser extent, a $1.6 million release of provision for uncollectible reinsurance due to payments of outstanding balances from one of our large reinsurers.

The changes in Net losses and LAE ratio, as adjusted, are primarily due to the mix of business earned.

Commission Expenses

The commission expense ratio for the three and six months ended June 30, 2015 decreased 0.6 points and increased 1.3 points, respectively, as compared to the same periods in 2014, primarily driven by changes in our mix of business, changes in our proportional reinsurance programs, and to a lesser extent, higher profit commissions for certain products.

Other Operating Expenses

For the three and six months ended June 30, 2015, Other operating expenses increased $1.9 million and $3.9 million, respectively, as compared to the same periods in 2014 due to investment in new underwriting initiatives in continental Europe including new underwriting offices in Rotterdam, Milan and Paris, and continued investment in new underwriting teams and support staff, offset by favorable foreign exchange rates.

GlobalRe

The following tables summarize our Underwriting profit for our GlobalRe reporting segment for the three and six months ended June 30, 2015 and 2014:

	GlobalRe
	Three months ended June 30,
amounts in thousands	2015	2014	% Change
Gross written premiums	$30,694	$21,360	43.7%
Ceded written premiums	(724)	(582)	24.4%
Net written premiums	29,970	20,778	44.2%

Net earned premiums	41,838	46,169	-9.4%
Net losses and LAE	(25,455)	(31,796)	-19.9%
Commission expenses	(8,039)	(8,468)	-5.1%
Other operating expenses	(4,049)	(3,716)	9.0%
Other underwriting income (expense)	36	34	5.8%

Underwriting profit (loss)	$4,331	$2,223	94.8%

Losses and LAE ratio	60.8%	68.9%
Commission expense ratio	19.2%	18.3%
Other operating expense ratio (1)	9.6%	8.0%

Combined ratio	89.6%	95.2%

(1) - Includes Other operating expenses and Other underwriting income (expense).

	GlobalRe
	Six months ended June 30,
amounts in thousands	2015	2014	% Change
Gross written premiums	$105,400	$126,610	-16.8%
Ceded written premiums	(5,240)	(3,874)	35.3%
Net written premiums	100,160	122,736	-18.4%

Net earned premiums	81,354	94,197	-13.6%
Net losses and LAE	(48,163)	(62,679)	-23.2%
Commission expenses	(15,337)	(16,340)	-6.1%
Other operating expenses	(8,261)	(7,810)	5.8%
Other underwriting income (expense)	46	179	-74.3%

Underwriting profit (loss)	9,639	7,547	27.7%

Losses and LAE ratio	59.2%	66.5%
Commission expense ratio	18.9%	17.3%
Other operating expense ratio (1)	10.1%	8.2%

Combined ratio	88.2%	92.0%

(1) - Includes Other operating expenses and Other underwriting income (expense).

Gross Written Premiums

Gross written premiums increased $9.3 million for the three months ended June 30, 2015 compared to the same period in 2014, primarily due to the new business opportunities within our Accident & Health and Property divisions.

Gross written premiums decreased $21.2 million for the six months ended June 30, 2015 compared to the same period in 2014, primarily due to the non-renewal of a significant multiple peril crop quota share treaty within the Agriculture division and lower assumed RRPs in our Latin America (“LatAm”) and Marine divisions, offset by year over year increases in our Accident & Health, Professional Liability and Property divisions, due to new business opportunities.

Ceded Written Premiums

Ceded written premiums increased $0.1 million and $1.4 million for the three and six months ended June 30, 2015, respectively, compared to the same periods in 2014, primarily due to two additional retrocessional treaties written in 2015 for our LatAm surety product line as well as an increase in the retrocessional treaties, which includes our Property division.

Net Earned Premiums

Net earned premiums decreased $4.3 million and $12.8 million for the three and six months ended June 30, 2015 compared to the same periods in 2014. These decreases were primarily due to the non-renewal of the crop quota share treaty noted above and less RRPs assumed than in prior year, partially offset by growth in our Professional Liability, LatAm and Property divisions.

Net Losses and LAE

The Net losses and LAE reserves as of June 30, 2015 and December 31, 2014 are as follows:

	GlobalRe
	As of
amounts in thousands	June 30, 2015	December 31, 2014	% Change
Case Reserves	$26,964	$31,108	-13.3%
IBNR Reserves	101,723	90,580	12.3%

Total	$128,687	$121,688	5.8%

The following tables present the impact of RRPs and reserve development on our Net losses and LAE ratio for the three and six months ended June 30, 2015 and 2014:

	GlobalRe
	Three months ended June 30,		Point
	2015	2014	Change
Net losses and LAE ratio, reported	60.8%	68.9%	-8.1
RRPs	0.4%	0.4%	0.0
Prior AY release/(strengthening)	0.0%	-5.3%	5.3

Net losses and LAE ratio, adjusted	61.2%	64.0%	-2.8

	GlobalRe
	Six months ended June 30,		Point
	2015	2014	Change
Net losses and LAE ratio, reported	59.2%	66.5%	-7.3
RRPs	0.3%	1.9%	-1.6
Prior AY release/(strengthening)	0.0%	-2.8%	2.8

Net losses and LAE ratio, adjusted	59.5%	65.6%	-6.1

The favorable variances in adjusted Net losses and LAE ratio for the three and six months ended June 30, 2015 compared to the same periods in 2014 were primarily driven by mix of business earned, including the non-renewal of the crop quota share treaty which had carried a higher loss ratio.

Commission Expenses

The Commission expense ratio increased 0.9 points and 1.6 points for the three and six months ended June 30, 2015 compared to the same periods in 2014, resulting from an increase in Accident & Health and LatAm divisions profit commissions payable as well as the non-renewal of a significant multiple peril crop quota share treaty, which carried a lower commission rate.

Other Operating Expenses

Other operating expenses increased $0.3 million and $0.5 million for the three and six months ended June 30, 2015, respectively, compared to the same periods in 2014. The unfavorable variance is due to increases in LatAm premium taxes, as a result of a higher rate charged on insurance transactions in Ecuador in 2015, as well as an increase in expenses related to support staff closely aligned with business growth in conjunction with an increase in incentive compensation driven by strong prior year underwriting results.

Capital Resources and Liquidity

Capital Resources

Our capital resources consist of funds deployed or available to be deployed to support our business operations. As of June 30, 2015 and December 31, 2014, our capital resources were as follows:

	As of
amounts in thousands	June 30, 2015	December 31, 2014
Senior notes	$263,509	$263,440
Stockholders’ equity	1,053,629	1,027,224

Total capitalization	$1,317,138	$1,290,664

Ratio of debt to total capitalization	20.0%	20.4%

We primarily rely upon dividends from our subsidiaries to meet our Parent Company’s obligations. Our Parent Company’s cash obligations primarily consist of semi-annual (April and October) interest payments of $7.6 million on the Senior notes. Going forward, the interest payments may be made from funds held at our Parent Company or dividends from its subsidiaries.

Navigators Insurance Company may pay dividends to our Parent Company out of its statutory earned surplus pursuant to statutory restrictions imposed under the New York insurance law. As of June 30, 2015, the maximum amount available for the payment of dividends by Navigators Insurance Company in 2015 without prior regulatory approval is $89.9 million.

Navigators Corporate Underwriters, Ltd., our wholly-owned corporate member at Lloyd’s, may pay dividends to our Parent Company up to the extent of available profits that have been distributed from the Syndicate. As of June 30, 2015, that amount was $12.6 million (£8.0 million).

Senior Notes and Credit Facility

On October 4, 2013, we completed a public debt offering of $265.0 million of the 5.75% Senior notes and received net proceeds of $263 million. The effective interest rate related to the net proceeds received from the 5.75% Senior notes is approximately 5.86%. Interest is payable on the 5.75% Senior notes each April 15 and October 15.

On November 6, 2014, NUAL entered into a credit facility for $8.0 million Australian Dollars with Barclays Bank PLC to fund its participation in the Syndicate. The facility is used to fund Australian underwriting obligations for the 2015 and prior underwriting years (“UWYs”). The facility contains customary covenants for facilities of this type, including a restriction on future encumbrances that are outside the ordinary course of business, and a requirement to maintain at least £75 million of Funds at Lloyd’s. Interest is payable on the facility at a rate of 2% per annum above a floating rate tied to the average mid-rate for Australian bills of exchange administered by the Australian Financial Markets Association. The facility may be cancelled by either party after providing written notice. As of June 30, 2015, our Company was in compliance with all covenants.

On November 24, 2014, our Company entered into a $175.0 million credit facility agreement with ING Bank N.V., London Branch, individually and as Administrative Agent, and a syndicate of lenders. The new credit facility amended and restated a $165.0 million letter of credit facility entered into by the parties on November 22, 2012. The credit facility, which is denominated in USD, is utilized to fund our participation in the Syndicate by posting Funds at Lloyd’s through letters of credit for the 2015 and 2016 UWYs, as well as open prior years. The letters of credit issued under the facility can be denominated in GBP and their aggregate face amount will fluctuate based on exchange rates. If any letters of credit remain outstanding under the facility after December 31, 2016, our Company would be required to post additional collateral to secure the remaining letters of credit. As of June 30, 2015, letters of credit with an aggregate face amount of $149.6 million were outstanding under the credit facility and our Company had $1.0 million of cash collateral posted.

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

Shelf Registration

We generally maintain the ability to issue certain classes of debt and equity securities via a universal shelf registration statement filed with the SEC, which is renewed every three years. The shelf registration provides us the means to access the debt and equity markets relatively quickly. Our current shelf registration, which was filed on April 14, 2015 with the SEC, expires in 2018. This report is not an offer to sell or the solicitation of an offer to buy nor shall there be any sale of these securities in any state in which such offer, solicitation or sale would be unlawful prior to registration or qualification under the securities laws of such state.

Consolidated Cash Flows

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

We believe that we have adequately managed our cash flow requirements related to reinsurance recoveries from their positive cash flows and the use of available short-term funds when applicable. However, there can be no assurances that we will be able to continue to adequately manage such recoveries in the future or that collection disputes or reinsurer insolvencies will not arise that could materially increase the collection time lags or result in recoverable write-offs causing additional incurred losses and liquidity constraints to the Company. The payment of gross claims and related collections from reinsurers with respect to large losses could significantly impact our liquidity needs. However, in general, we expect to collect our paid reinsurance recoverables under the terms described above. Net cash provided by operating activities was $2.7 million for the six months ended June 30, 2015 compared to $78.1 million for the same period in 2014. The net decrease in cash flow from operations during the six months ended June 30, 2015 was largely attributable to a large claims payment made in June of 2015 with expected reinsurance recoverables to be received in July and August of 2015. Additionally, we experienced increased operating expenses paid resulting from increased headcount associated with the expansion of our business lines in our U.S. Insurance segment and into new European regions in our Int’l Insurance segment, offset by increased premium collections.

Net cash used in investing activities was $4.8 million for the six months ended June 30, 2015 compared to $92.7 million for the comparable period in 2014. Fluctuations in cash provided by, or used in, investing activities is primarily due to changes in operating cash flows and the associated ongoing management of our investment portfolio.

Net cash provided by financing activities was $0.6 million for the six months ended June 30, 2015 and 2014.

Investments

Our investment portfolio is invested primarily in publicly traded, investment grade, fixed income securities with an average credit quality of AA/Aa as rated by S&P or Moody’s Investors Service (“Moody’s”). As of June 30, 2015, our portfolio had a duration of 3.8 years. Management periodically projects cash flow of the investment portfolio and other sources in order to maintain the appropriate levels of liquidity in an effort to ensure our ability to satisfy claims. As of June 30, 2015 and December 31, 2014, all fixed maturities and equity securities held by us were classified as available-for-sale.

The portfolio is externally managed by independent, professional investment managers and is broadly diversified across geographies, sectors, and issuers. The primary objectives are to maximize total investment return in the context of preserving the statutory surplus of the insurance companies and enhancing shareholder value. The investments are subject to the oversight of the respective insurance companies’ Board of Directors and the Finance Committee of the Parent Company’s Board of Directors.

We are a specialty insurance company and periods of moderate economic recession or inflation tend not to have a significant direct effect on underwriting operations. They do, however, impact our investment portfolio. A decrease in interest rates will tend to decrease our yield and have a positive effect on the fair value of our invested assets. An increase in interest rates will tend to increase our yield and have a negative effect on the fair value of our invested assets.

The following table summarizes the composition of our investments at fair value:

	Fair Value as of
amounts in thousands	June 30, 2015	December 31, 2014	% Change
Fixed maturities:
U.S. Treasury bonds, agency bonds and foreign government bonds	$295,687	$397,923	-25.7%
States, municipalities and political subdivisions	565,188	541,007	4.5%
Mortgage-backed and asset-backed securities:
Agency mortgage-backed securities	343,916	364,622	-5.7%
Residential mortgage obligations	32,396	34,087	-5.0%
Asset-backed securities	195,512	206,413	-5.3%
Commercial mortgage-backed securities	216,185	206,318	4.8%

Subtotal	$788,009	$811,440	-2.9%
Corporate bonds	665,053	615,564	8.0%

Total fixed maturities	$2,313,937	$2,365,934	-2.2%
Equity securities	195,078	184,295	5.9%
Short-term investments	201,748	179,506	12.4%

Total Investments	$2,710,763	$2,729,735	-0.7%

Invested assets decreased from December 31, 2014 primarily due to an increase in Treasury rates as well as spread widening. The decrease in U.S. Treasury, agency and foreign government bonds is due to a strategic reallocation to municipal and corporate bonds in an effort to enhance portfolio yield. During 2015, operating cash flows were invested in equity securities to compensate for lower yields in fixed income.

The following table sets forth the amount of our fixed maturities as of June 30, 2015 by S&P credit rating or, if an S&P rating is not available, the equivalent Moody’s rating. The total rating is the weighted average quality rating for the fixed maturities portfolio as a whole.

		As of June 30, 2015
amounts in thousands	Rating	Fair Value	Amortized Cost
Rating description:
Extremely strong	AAA	$437,782	$437,153
Very strong	AA	997,670	985,628
Strong	A	672,715	664,508
Adequate	BBB	185,887	184,556
Speculative	BB & Below	19,838	19,247
Not rated	NR	45	45

Total	AA	$2,313,937	$2,291,137

The following table sets forth the composition of the non-government guaranteed fixed maturities categorized by asset class and generally equivalent S&P and Moody’s ratings (not all securities in our portfolio are rated by both S&P and Moody’s) as of June 30, 2015:

	As of June 30, 2015
amounts in thousands	AAA	AA	A	BBB	BB and below	NR	Fair Value	Amortized Cost
Municipal bonds	$39,874	$356,887	$164,416	$3,966	$—	$45	$565,188	$555,208
Agency residential mortgage-backed	—	343,916	—	—	—	—	343,916	339,515
Residential mortgage-backed	18,393	—	4,085	1,608	8,310	—	32,396	31,488
Asset-backed	128,641	18,013	42,897	5,961	—	—	195,512	195,567
Commercial mortgage-backed	156,361	31,873	27,951	—	—	—	216,185	212,852
Corporate bonds	12,464	46,687	420,021	174,353	11,528	—	665,053	658,054

Total	$355,733	$797,376	$659,370	$185,888	$19,838	$45	$2,018,250	$1,992,684

The following table sets forth our U.S. Treasury bonds, agency bonds and foreign government bonds, as well as our state, municipality and political subdivision bond holdings by sector:

	As of June 30, 2015
amounts in thousands	Fair Value	Amortized Cost
U.S. Treasury bonds, agency bonds and foreign government bonds:
U.S. Treasury bonds	$80,425	$79,135
Agency bonds	113,638	112,493
Foreign government bonds	101,624	106,825

Total U.S. Treasury bonds, agency bonds and foreign government bonds	$295,687	$298,453

States, municipalities and political subdivisions:
General obligation	$164,205	$162,763
Prerefunded	26,995	26,104
Revenue	314,138	307,077
Taxable	59,850	59,264

Total States, municipalities and politcal subdivsions	$565,188	$555,208

We own $67.9 million of municipal securities, which are credit enhanced by various financial guarantors. As of June 30, 2015, the average underlying credit rating for these securities is AA-. There has been no material adverse impact to our investment portfolio or results of operations as a result of downgrades of the credit ratings for several of the financial guarantors.

The following table sets forth our agency mortgage-backed securities (“AMBS”) and residential mortgage-backed securities (“RMBS”) issued by the Government National Mortgage Association (“GNMA”), Federal National Mortgage Association (“FNMA”) and Federal Home Loan Mortgage Corporation (“FHLMC”) and the quality category (prime, Alternative A-paper (“Alt-A”) and subprime) for all other such investments as of June 30, 2015:

	As of June 30, 2015
amounts in thousands	Fair Value	Amortized Cost
AMBS:
GNMA	$75,244	$73,777
FNMA	199,813	197,562
FHLMC	68,859	68,176

Total agency mortgage-backed securities	$343,916	$339,515

RMBS:
Prime	$12,439	$12,003
Alt-A and subprime	1,563	1,460
Non-U.S. RMBS	18,394	18,025

Total residential mortgage-backed securities	$32,396	$31,488

We analyze our mortgage-backed securities by credit quality of the underlying collateral distinguishing between the securities issued by FNMA, FHLMC and GNMA, which are federal government sponsored entities, and non-FNMA and non-FHLMC securities broken out by prime, Alt-A and subprime collateral. The securities issued by FNMA and FHLMC are the obligations of each respective entity. The U.S. Department of the Treasury has agreed to provide support to FNMA and FHLMC under a Preferred Stock Purchase Agreement by committing to make quarterly payments to these enterprises, if needed, to maintain a zero net worth.

Prime collateral consists of mortgages or other collateral from the most creditworthy borrowers. Alt-A collateral consists of mortgages or other collateral from borrowers, which have a risk potential greater than prime but less than subprime. The subprime collateral consists of mortgages or other collateral from borrowers with low credit ratings. Such subprime and Alt-A categories are as defined by S&P.

Details of the collateral of our asset-backed securities portfolio as of June 30, 2015 are presented below:

	As of June 30, 2015
amounts in thousands	Fair Value	Amortized Cost
Auto loans	$31,841	$31,689
Credit cards	41,315	41,276
Collateralized loan obligations	76,282	76,659
Time share	17,570	17,483
Miscellaneous	28,504	28,460

Total	$195,512	$195,567

We hold non-sovereign securities where the issuer is located in the Euro Area, an economic and monetary union of certain member states within the European Union that have adopted the Euro as their common currency. As of June 30, 2015, the fair value of such securities was $86.9 million, with an amortized cost of $86.7 million, representing 3.5% of our total fixed maturities and equity portfolio. Our largest exposure is in the Netherlands with a total of $39.7 million followed by France with a total of $25.6 million. We have no direct exposure to Greece, Portugal, Italy or Spain within the Euro Area, or Ukraine or Russia as of June 30, 2015.

The following table summarizes the gross unrealized investment losses as of June 30, 2015 by length of time where the fair value was less than 80% of amortized cost:

	As of June 30, 2015
	Fixed	Equity
amounts in thousands	Maturities	Securities	Total
Less than twelve months	$738	$—	$738
Longer than twelve months	—	—	—

Total	$738	$—	$738

The $0.7 million unrealized loss is due to unfavorable foreign exchange movement.

Our Company had one credit related OTTI loss of $0.4 million from our equity portfolio during the three and six months ended June 30, 2015. The Company did not have any credit related OTTI losses during the three and six months ended June 30, 2014. The fair value of our investment portfolio may fluctuate significantly in response to various factors such as changes in interest rates, investment quality ratings, equity prices, foreign exchange rates and credit spreads. We do not have the intent to sell nor is it more likely than not that we will have to sell fixed maturities in unrealized loss positions that are not other-than-temporarily impaired before recovery. For structured securities, default probability and severity assumptions differ based on property type, vintage and the stress of the collateral. We do not intend to sell any of these securities and it is more likely than not that we will not be required to sell these securities before the recovery of the amortized cost basis. For equity securities, we also consider our intent to hold securities as part of the process of evaluating whether a decline in fair value represents an other-than-temporary decline in value. We may realize investment losses to the extent our liquidity needs require the disposition of fixed maturity securities in unfavorable interest rate, liquidity or credit spread environments. Significant changes in the factors we consider when evaluating investments for impairment losses could result in a significant change in impairment losses reported in the Consolidated Financial Statements.

Critical Accounting Estimates

The Company’s Annual Report on Form 10-K for the year ended December 31, 2014 discloses our critical accounting estimates (refer to Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Estimates).

We believe the items that require the most subjective and complex estimates involve the reporting of:

•	The Reserves for losses and LAE (including losses that have occurred but were not reported to us by the financial reporting date)

•	Reinsurance recoverables, including a provision for uncollectible reinsurance

•	Written and unearned premiums

•	The recoverability of deferred tax assets

•	The impairment of investment securities

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

The following updates our disclosure regarding foreign currency exchange rate risk as previously stated in our Company’s 2014 Annual Report on Form 10-K.

Foreign Currency Exchange Rate Risk

We are exposed to foreign currency exchange rate risk primarily related to foreign-denominated cash, cash equivalents and marketable securities, premiums receivable, reinsurance recoverables on paid and unpaid losses and LAE as well as Reserves for losses and LAE. The principal currencies creating foreign currency exchange risk for our operations are the British pound, the Euro and the Canadian dollar. We manage our foreign currency exchange rate risk primarily through asset-liability matching.

There have been no material changes in foreign exchange rate risk from year-end.

Item 4.	Controls and Procedures

(a)	Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this Quarterly Report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of the end of such period our Company’s disclosure controls and procedures are effective in identifying, on a timely basis, material information required to be disclosed in our reports filed or submitted under the Exchange Act.

(b)	There have been no changes during our second fiscal quarter in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

(c)	In designing and evaluating the disclosure controls and procedures and internal control over financial reporting, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures and internal control over financial reporting must reflect the fact that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

In the ordinary course of conducting business, our Company’s subsidiaries are involved in various legal proceedings, either indirectly as insurers for parties or directly as defendants. Most of these proceedings consist of claims litigation involving the Company’s subsidiaries as either: (a) liability insurers defending or providing indemnity for third party claims brought against insureds or (b) insurers defending first party coverage claims brought against them. Our Company accounts for such activity through the establishment of unpaid losses and LAE reserves. Our Company’s management believes that the ultimate liability, if any, with respect to such ordinary-course claims litigation, after consideration of provisions made for potential losses and cost of defense, will not be material to our Company’s Consolidated Balance Sheets, Consolidated Statements of Income or Consolidated Statements of Cash Flows.

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

The Navigators Group, Inc.
(Company)

Dated: August 7, 2015	By:	/s/ Ciro M. DeFalco
Ciro M. DeFalco
Senior Vice President and Chief Financial Officer

Index to Exhibits

Exhibit No.	Description of Exhibit

11-1	Computation of Per Share Earnings	*

31-1	Certification of CEO per Section 302 of the Sarbanes-Oxley Act	*

31-2	Certification of CFO per Section 302 of the Sarbanes-Oxley Act	*

32-1	Certification of CEO per Section 906 of the Sarbanes-Oxley Act (This exhibit is intended to be furnished in accordance with Regulation S-K item 601(b)(32)(ii) and shall not be deemed to be filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, or incorporated by reference into any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference).	*

32-2	Certification of CFO per Section 906 of the Sarbanes-Oxley Act (This exhibit is intended to be furnished in accordance with Regulation S-K item 601(b)(32)(ii) and shall not be deemed to be filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, or incorporated by reference into any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference).	*

101.INS	XBRL Instance Document	*

101.SCH	XBRL Taxonomy Extension Scheme	*

101.CAL	XBRL Taxonomy Extension Calculation Database	*

101.LAB	XBRL Taxonomy Extension Label Linkbase	*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	*

101.DEF	XBRL Taxonomy Extension Definition Linkbase	*

*	Included herein