Form 10-Q
period 2015-09-30
NAVIGATORS GROUP INC
filed 2015-11-06
CIK 793547

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2015

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes☐    No  ☒

The number of common shares outstanding as of October 28, 2015 was 14,416,060.

THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES

INDEX

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (Unaudited)

amounts in thousands, except share and per share amounts	September 30,	December 31,
	2015	2014
ASSETS
Investments and cash:
Fixed maturities, available-for-sale, at fair value (amortized cost: 2015: $2,367,172; 2014: $2,323,959)	$2,396,987	$2,365,934
Equity securities, available-for-sale, at fair value (cost: 2015: $265,760; 2014: $154,843)	274,928	184,295
Short-term investments, at fair value (amortized cost: 2015: $233,109; 2014: $179,527)	233,142	179,506
Cash	69,483	90,751
Total investments and cash	$2,974,540	$2,820,486

Premiums receivable	$343,214	$342,479
Prepaid reinsurance premiums	252,488	237,851
Reinsurance recoverable on paid losses	53,174	51,347
Reinsurance recoverable on unpaid losses and loss adjustment expenses	794,235	851,498
Deferred policy acquisition costs	88,959	79,452
Accrued investment income	16,130	14,791
Goodwill and other intangible assets	6,906	7,013
Current income tax receivable, net	14,011	14,549
Deferred income tax, net	9,955	—
Receivable for investments sold	2,727	326
Other assets	40,188	44,384
Total assets	$4,596,527	$4,464,176

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Reserves for losses and loss adjustment expenses	$2,175,317	$2,159,634
Unearned premiums	847,403	766,167
Reinsurance balances payable	133,542	152,774
Senior notes	263,544	263,440
Deferred income tax, net	—	1,467
Payable for investments purchased	31,000	134
Accounts payable and other liabilities	68,866	93,336
Total liabilities	$3,519,672	$3,436,952

Stockholders' equity:
Preferred stock, $.10 par value, authorized 1,000,000 shares, none issued	$—	$—
Common stock, $.10 par value, authorized 50,000,000 shares, issued 17,926,323 shares for 2015 and 17,792,846 shares for 2014	1,792	1,778
Additional paid-in capital	354,527	347,022
Treasury stock, at cost (3,511,380 shares for 2015 and 2014)	(155,801)	(155,801)
Retained earnings	850,980	787,666
Accumulated other comprehensive income	25,357	46,559
Total stockholders' equity	$1,076,855	$1,027,224
Total liabilities and stockholders' equity	$4,596,527	$4,464,176

See accompanying Notes to Interim Consolidated Financial Statements.

THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

amounts in thousands, except share and per share amounts	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Gross written premiums	$354,062	$327,469	$1,129,993	$1,099,054
Revenues:
Net written premiums	251,939	228,417	799,141	772,131
Change in unearned premiums	2,143	16,950	(66,599)	(70,408)
Net earned premiums	254,082	245,367	732,542	701,723
Net investment income	17,371	15,839	50,219	48,097
Net realized gains (losses):
Total other-than-temporary impairment losses	(1,298)	(41)	(1,747)	158
Portion of loss recognized in other comprehensive income (before tax)	23	41	49	(158)
Net other-than-temporary impairment losses recognized in earnings	(1,275)	—	(1,698)	—
Other realized gains (losses)	518	6,718	10,453	12,024
Net realized gains (losses)	(757)	6,718	8,755	12,024
Other income (loss)	(2,518)	1,336	(4,638)	10,070
Total revenues	$268,178	$269,260	$786,878	$771,914

Expenses:
Net losses and loss adjustment expenses	$146,546	$135,284	$418,717	$410,571
Commission expenses	34,253	33,943	98,638	91,820
Other operating expenses	56,599	50,388	164,297	145,526
Interest expense	3,856	3,388	11,567	11,559
Total expenses	241,254	223,003	693,219	659,476

Income before income taxes	26,924	46,257	93,659	112,438
Income tax expense	8,723	15,032	30,345	36,384

Net income	$18,201	$31,225	$63,314	$76,054

Net income per common share:
Basic	$1.26	$2.19	$4.40	$5.34
Diluted	$1.23	$2.14	$4.29	$5.22

Average common shares outstanding:
Basic	14,411,927	14,265,260	14,384,291	14,252,910
Diluted	14,811,095	14,613,744	14,767,949	14,577,297

See accompanying Notes to Interim Consolidated Financial Statements.

THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

amounts in thousands	Three Months Ended September 30,
	2015	2014
Net income	$18,201	$31,225
Other comprehensive income:
Change in net unrealized gains (losses) on investments:
Unrealized gains (losses) on investments arising during the period, net of deferred tax of $(549) and $8,231 in 2015 and 2014, respectively	1,018	(15,405)
Reclassification adjustment for net realized (gains) losses included in net income net of deferred tax of $293 and $2,581 in 2015 and 2014, respectively	(544)	4,794
Change in net unrealized gains (losses) on investments	$474	$(10,611)

Change in other-than-temporary impairments:
Non credit other-than-temporary impairments arising during the period, net of deferred tax of $8 and $14 in 2015 and 2014, respectively	(15)	(27)
Reclassification adjustment for other-than-temporary impairment credit losses recognized in net income net of deferred tax of $(101) in 2015 and $0 in 2014	188	—
Change in other-than-temporary impairments	$173	$(27)

Change in foreign currency translation gains (losses), net of deferred tax of $(1) and $0 in 2015 and 2014, respectively	1	41
Other comprehensive income (loss)	$648	$(10,597)
Comprehensive income (loss)	$18,849	$20,628

	Nine Months Ended September 30,
	2015	2014
Net income	$63,314	$76,054
Other comprehensive income:
Change in net unrealized gains (losses) on investments:
Unrealized gains (losses) on investments arising during the period, net of deferred tax of $9,858 and $4,951 in 2015 and 2014, respectively	$(18,765)	$9,576
Reclassification adjustment for net realized (gains) losses included in net income net of deferred tax of $1,472 and $3,088 in 2015 and 2014, respectively	(2,733)	5,736
Change in net unrealized gains (losses) on investments	$(21,498)	$15,312

Change in other-than-temporary impairments:
Non credit other-than-temporary impairments arising during the period, net of deferred tax of $17 and $55 in 2015 and 2014, respectively	$(32)	$103
Reclassification adjustment for other-than-temporary impairment credit losses recognized in net income net of deferred tax of $(170) in 2015 and $0 in 2014	316	—
Change in other-than-temporary impairments	$284	$103

Change in foreign currency translation gains (losses), net of deferred tax of $6 and $2,800 in 2015 and 2014, respectively	12	(4,956)
Other comprehensive income (loss)	$(21,202)	$10,459
Comprehensive income (loss)	$42,112	$86,513

See accompanying Notes to Interim Consolidated Financial Statements.

THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (Unaudited)

amounts in thousands, except share amounts			Additional				Accumulated Other	Total
	Common Stock		Paid-in	Treasury Stock		Retained	Comprehensive	Stockholders'
	Shares	Amount	Capital	Shares	Amount	Earnings	Income (Loss)	Equity
Balance, December 31, 2014	17,792,846	$1,778	$347,022	3,511,380	$(155,801)	$787,666	$46,559	$1,027,224
Net income						63,314	—	63,314
Changes in other comprehensive income:

Change in net unrealized gain (loss) on investments	—	—	—	—	—	—	(21,182)	(21,182)

Change in net non-credit other-than-temporary impairment losses	—	—	—	—	—	—	(32)	(32)

Change in foreign currency translation gain (loss)	—	—	—	—	—	—	12	12
Total other comprehensive income (loss)	—	—	—	—	—	—	(21,202)	(21,202)
Shares issued under stock plan	133,477	14	(3,004)	—	—	—		(2,990)
Share-based compensation	—	—	10,509	—	—	—		10,509
Balance, September 30, 2015	17,926,323	$1,792	$354,527	3,511,380	$(155,801)	$850,980	$25,357	$1,076,855

See accompanying Notes to Interim Consolidated Financial Statements.

THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

amounts in thousands	Nine Months Ended September 30,
	2015	2014
Operating activities:
Net income	$63,314	$76,054
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation & amortization	3,892	3,544
Deferred income taxes	(185)	8,500
Net realized (gains) losses	(10,453)	(12,024)
Net other-than-temporary impairments recognized in earnings	1,698	—
Changes in assets and liabilities:
Reinsurance recoverable on paid and unpaid losses and loss adjustment expenses	55,436	(39,087)
Reserves for losses and loss adjustment expenses	15,683	123,903
Prepaid reinsurance premiums	(14,637)	11,089
Unearned premiums	81,237	58,920
Premiums receivable	(735)	(38,028)
Deferred policy acquisition costs	(9,507)	(9,261)
Accrued investment income	(1,338)	(1,209)
Reinsurance balances payable	(18,993)	(9,941)
Current income tax payable, net	411	7,080
Other	(6,679)	1,841
Net cash provided by (used in) operating activities	$159,144	$181,381

Investing activities:
Fixed maturities
Redemptions and maturities	$126,930	$162,931
Sales	266,707	313,218
Purchases	(446,516)	(718,693)
Equity securities
Sales	76,388	54,828
Purchases	(178,517)	(65,691)
Change in payable for securities	28,465	24,231
Net change in short-term investments	(53,747)	40,610
Purchase of property and equipment	(1,503)	(5,522)
Net cash provided by (used in) investing activities	$(181,793)	$(194,088)

Financing activities:
Proceeds of stock issued from employee stock purchase plan	$1,352	$453
Proceeds of stock issued from exercise of stock options	29	153
Net cash provided by (used in) financing activities	$1,381	$606

Change in cash	$(21,268)	$(12,101)
Cash at beginning of year	90,751	86,509
Cash at end of period	$69,483	$74,408

Supplemental cash information:
Income taxes paid, net	$28,634	$19,864
Interest paid	$7,619	$8,084
Issuance of stock to directors	$563	$438

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

We operate through various wholly-owned subsidiaries, including Navigators Insurance Company, inclusive of its United Kingdom Branch (“U.K. Branch”), and Navigators Specialty Insurance Company, both of which are U.S. insurance companies, and Navigators Underwriting Agency Ltd., a Lloyd’s of London (“Lloyd’s”) underwriting agency that manages Lloyd’s Syndicate 1221 (“the Syndicate”) in the U.K. Our Company controls 100% of the Syndicate’s stamp capacity.

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

•

Accounting Standards Update 2015-12 – Plan Accounting: Defined Benefit Pension Plans, Defined Contribution Pension Plans, Health and Welfare Plans, effective for annual periods beginning after December 15, 2015.  This update was issued to reduce complexity in employee benefit plan accounting.  This update designates contract value as the only required measure for fully benefit-responsive investment contracts, which maintains the relevant information while reducing the cost and complexity of reporting for fully benefit-responsive investment contracts.

•

Accounting Standards Update 2015-14 – Revenue from Contracts with Customers (Topic 606) – Deferral of the Effective Date, effective for annual periods beginning after December 15, 2017.  In response to stakeholders’ request to defer the effective date of the guidance in Update 2014-09 and in consideration of feedback received through extensive outreach with preparers, practitioners, and users of financial statements, the Board issued this proposed update.  The amendments in this update defer the effective date of Update 2014-09 for all entities by one year.

•

Accounting Standards Update 2015-15 – Interest – Imputation of Interest (Subtopic 835-30) – Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements, effective for annual periods beginning after December 15, 2015.  This update changed the wording in Subtopic 835-30 for the imputation of interest.  Given the absence of authoritative guidance within Update 2015-03 for debt issuance costs related to line-of-credit arrangements, the SEC staff would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangements.

There were no additional pending accounting pronouncements that are expected to have a significant impact on the Consolidated Financial Statements upon adoption.

Note 2.  Segment Information

During the first quarter of 2015, we realigned our reporting segments from Insurance Companies, Lloyd’s Operations and Corporate to U.S. Insurance, International Insurance (“Int’l Insurance”), Global Reinsurance (“GlobalRe”) and Corporate.  The new segment presentation reflects an increase in the level of importance that the Chief Operating Decision Maker now places on the results of the underlying operating segments when aggregated and reported in alignment with the products and services offered to the marketplace versus when aggregated and reported in alignment with our legal entity structure.  Over the past few years, we have been monitoring the growth and stability of our reinsurance business and in 2015 determined that reinsurance has become a stable and significant component of our Company.  We are also increasing our focus on additional international insurance markets by establishing underwriting offices in Continental Europe.  The offices were fully operational during our January 2015 renewal season. We considered these changes in conjunction with operating and reportable segments.

Our previously reported segments were consistent with our legal entity structure; however, our new reporting segments are now primarily reflective of where our business is written.  We reclassified our international business from our previously reported Lloyd’s Operations segment to the Int’l Insurance segment.  We also reclassified our non-Lloyd’s business written internationally (primarily business written by the U.K. Branch) into this segment and have excluded Assumed Reinsurance.  Our new GlobalRe segment was previously reported within our U.S. Insurance and Lloyd’s Operations segments as Assumed Reinsurance.  Our U.S. Insurance segment now excludes the U.K. Branch and Assumed Reinsurance.  Our Corporate segment now includes Net investment income, Net realized gains (losses), Interest expense, Other income (loss) primarily consisting of foreign exchange gain (loss) and Income tax (expense) benefit, which are not allocated to the U.S. Insurance, Int’l Insurance and GlobalRe segments (together, “underwriting segments”).  We do not allocate assets under the new reporting segments, as it is impracticable to do so.

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

Financial data by segment for the three and nine months ended September 30, 2015 and 2014 was as follows:

	Three Months Ended September 30, 2015
	U.S.	Int'l
amounts in thousands	Insurance	Insurance	GlobalRe	Corporate (1)	Total
Net earned premiums	$142,409	$68,533	$43,140	$—	$254,082
Net losses and LAE	(85,140)	(39,182)	(22,224)	—	(146,546)
Commission expenses	(15,157)	(12,780)	(7,705)	1,389	(34,253)
Other operating expenses	(32,948)	(19,937)	(3,714)	—	(56,599)
Other underwriting income (expense)	1,013	—	395	(1,389)	19
Underwriting profit (loss)	$10,177	$(3,366)	$9,892	$—	$16,703
Net investment income				17,371	17,371
Net realized gains (losses)				(757)	(757)
Interest expense				(3,856)	(3,856)
Other income (loss)				(2,537)	(2,537)
Income before income taxes	$10,177	$(3,366)	$9,892	$10,221	$26,924
Income tax (expense) benefit				(8,723)	(8,723)
Net income (loss)					$18,201
Losses and LAE ratio	59.8%	57.2%	51.5%		57.7%
Commission expense ratio	10.6%	18.6%	17.9%		13.5%
Other operating expense ratio (2)	22.5%	29.1%	7.7%		22.2%
Combined ratio	92.9%	104.9%	77.1%		93.4%

(1) - Includes Corporate segment intercompany eliminations.

(2) - Includes Other operating expenses and Other underwriting income (expense).

	Three Months Ended September 30, 2014
	U.S.	Int'l
amounts in thousands	Insurance	Insurance	GlobalRe	Corporate (1)	Total
Net earned premiums	$130,420	$66,278	$48,669	$—	$245,367
Net losses and LAE	(80,722)	(24,910)	(29,652)	—	(135,284)
Commission expenses	(12,870)	(12,792)	(8,831)	550	(33,943)
Other operating expenses	(29,160)	(17,288)	(3,940)	—	(50,388)
Other underwriting income (expense)	534	1	122	(550)	107
Underwriting profit (loss)	$8,202	$11,289	$6,368	$—	$25,859
Net investment income				15,839	15,839
Net realized gains (losses)				6,718	6,718
Interest expense				(3,388)	(3,388)
Other income (loss)				1,229	1,229
Income before income taxes	$8,202	$11,289	$6,368	$20,398	$46,257
Income tax (expense) benefit				(15,032)	(15,032)
Net income (loss)					$31,225
Losses and LAE ratio	61.9%	37.6%	60.9%		55.1%
Commission expense ratio	9.9%	19.3%	18.1%		13.8%
Other operating expense ratio (2)	21.9%	26.1%	7.9%		20.6%
Combined ratio	93.7%	83.0%	86.9%		89.5%

(1) - Includes Corporate segment intercompany eliminations.

(2) - Includes Other operating expenses and Other underwriting income (expense).

	Nine Months Ended September 30, 2015
	U.S.	Int'l
amounts in thousands	Insurance	Insurance	GlobalRe	Corporate (1)	Total
Net earned premiums	$410,804	$197,244	$124,494	$—	$732,542
Net losses and LAE	(247,094)	(101,236)	(70,387)	—	(418,717)
Commission expenses	(41,777)	(35,491)	(23,042)	1,672	(98,638)
Other operating expenses	(98,010)	(54,312)	(11,975)	—	(164,297)
Other underwriting income (expense)	1,330	—	441	(1,672)	99
Underwriting profit (loss)	$25,253	$6,205	$19,531	$—	$50,989
Net investment income				50,219	50,219
Net realized gains (losses)				8,755	8,755
Interest expense				(11,567)	(11,567)
Other income (loss)				(4,737)	(4,737)
Income (loss) before income taxes	$25,253	$6,205	$19,531	$42,670	$93,659
Income tax (expense) benefit				(30,345)	(30,345)
Net income (loss)					$63,314
Losses and LAE ratio	60.1%	51.3%	56.5%		57.2%
Commission expense ratio	10.2%	18.0%	18.5%		13.5%
Other operating expense ratio (2)	23.6%	27.6%	9.3%		22.3%
Combined ratio	93.9%	96.9%	84.3%		93.0%

(1) - Includes Corporate segment intercompany eliminations.

(2) - Includes Other operating expenses and Other underwriting income (expense).

	Nine Months Ended September 30, 2014
	U.S.	Int'l
amounts in thousands	Insurance	Insurance	GlobalRe	Corporate (1)	Total
Net earned premiums	$370,864	$187,993	$142,866	$—	$701,723
Net losses and LAE	(226,817)	(91,423)	(92,331)	—	(410,571)
Commission expenses	(35,598)	(32,656)	(25,171)	1,605	(91,820)
Other operating expenses	(85,993)	(47,783)	(11,750)	—	(145,526)
Other underwriting income (expense)	1,783	18	301	(1,605)	497
Underwriting profit (loss)	$24,239	$16,149	$13,915	$—	$54,303
Net investment income				48,097	48,097
Net realized gains (losses)				12,024	12,024
Interest expense				(11,559)	(11,559)
Other income (loss)				9,573	9,573
Income (loss) before income taxes	$24,239	$16,149	$13,915	$58,135	$112,438
Income tax (expense) benefit				(36,384)	(36,384)
Net income (loss)					$76,054
Losses and LAE ratio	61.2%	48.6%	64.6%		58.5%
Commission expense ratio	9.6%	17.4%	17.6%		13.1%
Other operating expense ratio (2)	22.7%	25.4%	8.1%		20.7%
Combined ratio	93.5%	91.4%	90.3%		92.3%

(1) - Includes Corporate segment intercompany eliminations.

(2) - Includes Other operating expenses and Other underwriting income (expense).

Revenue by operating segment for the three and nine months ended September 30, 2015 and 2014 was as follows:

	Three months ended September 30, 2015				Three months ended September 30, 2014				% Change
amounts in thousands	Gross written premiums	Ceded written premiums	Net written premiums	Net earned premiums	Gross written premiums	Ceded written premiums	Net written premiums	Net earned premiums	Gross written premiums	Ceded written premiums	Net written premiums	Net earned premiums
U.S. Insurance
Marine	$35,529	$(13,865)	$21,664	$24,292	$34,576	$(13,338)	$21,238	$27,207	2.8%	4.0%	2.0%	(10.7%)
P&C	154,009	(34,902)	119,107	104,473	138,181	(41,180)	97,001	82,635	11.5%	(15.2%)	22.8%	26.4%
Professional Liability	29,245	(14,986)	14,259	13,644	26,966	(7,136)	19,830	20,578	8.5%	110.0%	(28.1%)	(33.7%)
Total	$218,783	$(63,753)	$155,030	$142,409	$199,723	$(61,654)	$138,069	$130,420	9.5%	3.4%	12.3%	9.2%

Int'l Insurance
Marine	$41,002	$(10,985)	$30,017	$36,792	$41,593	$(6,924)	$34,669	$40,207	(1.4%)	58.7%	(13.4%)	(8.5%)
P&C	37,449	(20,034)	17,415	16,879	35,399	(24,267)	11,132	14,300	5.8%	(17.4%)	56.4%	18.0%
Professional Liability	20,337	(6,785)	13,552	14,862	17,169	(5,416)	11,753	11,771	18.5%	25.3%	15.3%	26.3%
Total	$98,788	$(37,804)	$60,984	$68,533	$94,161	$(36,607)	$57,554	$66,278	4.9%	3.3%	6.0%	3.4%

GlobalRe	$36,491	$(566)	$35,925	$43,140	$33,585	$(791)	$32,794	$48,669	8.7%	(28.4%)	9.5%	(11.4%)

Total	$354,062	$(102,123)	$251,939	$254,082	$327,469	$(99,052)	$228,417	$245,367	8.1%	3.1%	10.3%	3.6%

	Nine months ended September 30, 2015				Nine months ended September 30, 2014				% Change
amounts in thousands	Gross written premiums	Ceded written premiums	Net written premiums	Net earned premiums	Gross written premiums	Ceded written premiums	Net written premiums	Net earned premiums	Gross written premiums	Ceded written premiums	Net written premiums	Net earned premiums
U.S. Insurance
Marine	$118,167	$(45,177)	$72,990	$74,193	$120,149	$(34,095)	$86,054	$81,920	(1.6%)	32.5%	(15.2%)	(9.4%)
P&C	458,371	(123,765)	334,606	291,648	400,437	(127,788)	272,649	224,151	14.5%	(3.1%)	22.7%	30.1%
Professional Liability	81,559	(42,423)	39,136	44,963	84,188	(24,841)	59,347	64,793	(3.1%)	70.8%	(34.1%)	(30.6%)
Total	$658,097	$(211,365)	$446,732	$410,804	$604,774	$(186,724)	$418,050	$370,864	8.8%	13.2%	6.9%	10.8%

Int'l Insurance
Marine	$149,844	$(30,933)	$118,911	$114,716	$151,107	$(36,351)	$114,756	$112,428	(0.8%)	(14.9%)	3.6%	2.0%
P&C	112,014	(60,676)	51,338	43,112	128,954	(80,015)	48,939	47,207	(13.1%)	(24.2%)	4.9%	(8.7%)
Professional Liability	68,147	(22,072)	46,075	39,416	54,024	(19,168)	34,856	28,358	26.1%	15.2%	32.2%	39.0%
Total	$330,005	$(113,681)	$216,324	$197,244	$334,085	$(135,534)	$198,551	$187,993	(1.2%)	(16.1%)	9.0%	4.9%

GlobalRe	$141,891	$(5,806)	$136,085	$124,494	$160,195	$(4,665)	$155,530	$142,866	(11.4%)	24.5%	(12.5%)	(12.9%)

Total	$1,129,993	$(330,852)	$799,141	$732,542	$1,099,054	$(326,923)	$772,131	$701,723	2.8%	1.2%	3.5%	4.4%

Note 3.  Investments

The following tables set forth our Company’s investments as of September 30, 2015 and December 31, 2014 and include Other-than-temporary-impairment (“OTTI”) securities recognized within AOCI:

	As of September 30, 2015
		Gross	Gross	Cost or
	Fair	Unrealized	Unrealized	Amortized
amounts in thousands	Value	Gains	(Losses)	Cost
Fixed maturities:
U.S. Treasury bonds, agency bonds and foreign government bonds	$301,915	$4,327	$(8,812)	$306,400
States, municipalities and political subdivisions	571,104	17,402	(927)	554,629
Mortgage-backed and asset-backed securities:
Agency mortgage-backed securities	360,198	7,200	(912)	353,910
Residential mortgage obligations	31,568	854	(104)	30,818
Asset-backed securities	197,934	591	(846)	198,189
Commercial mortgage-backed securities	204,876	5,335	(958)	200,499
Subtotal	$794,576	$13,980	$(2,820)	$783,416
Corporate bonds	729,392	10,776	(4,111)	722,727
Total fixed maturities	$2,396,987	$46,485	$(16,670)	$2,367,172
Equity securities	274,928	16,486	(7,318)	265,760
Short-term investments	233,142	33	—	233,109
Total investments	$2,905,057	$63,004	$(23,988)	$2,866,041

	As of December 31, 2014
		Gross	Gross	Cost or
	Fair	Unrealized	Unrealized	Amortized
amounts in thousands	Value	Gains	(Losses)	Cost
Fixed maturities:
U.S. Treasury bonds, agency bonds and foreign government bonds	$397,923	$3,431	$(5,965)	$400,457
States, municipalities and political subdivisions	541,007	19,204	(558)	522,361
Mortgage-backed and asset-backed securities:
Agency mortgage-backed securities	364,622	8,476	(998)	357,144
Residential mortgage obligations	34,087	1,153	(138)	33,072
Asset-backed securities	206,413	380	(964)	206,997
Commercial mortgage-backed securities	206,318	6,630	(98)	199,786
Subtotal	$811,440	$16,639	$(2,198)	$796,999
Corporate bonds	615,564	13,048	(1,626)	604,142
Total fixed maturities	$2,365,934	$52,322	$(10,347)	$2,323,959
Equity securities	184,295	30,756	(1,304)	154,843
Short-term investments	179,506	—	(21)	179,527
Total investments	$2,729,735	$83,078	$(11,672)	$2,658,329

As of September 30, 2015 and December 31, 2014, our Company did not have a concentration of greater than 5% of invested assets in a single non-U.S. government-backed issuer.

As of September 30, 2015 and December 31, 2014, Fixed maturities for which non-credit OTTI was previously recognized and included in AOCI are now in an unrealized gains position of $0.6 million and $0.7 million, respectively.

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

The contractual maturity dates for Fixed maturities categorized by the number of years until maturity as of September 30, 2015 are shown in the following table:

	As of September 30, 2015
	Fair	Amortized
amounts in thousands	Value	Cost
Due in one year or less	$82,515	$86,268
Due after one year through five years	802,221	794,442
Due after five years through ten years	307,813	302,656
Due after ten years	409,862	400,390
Mortgage-backed and asset-backed securities	794,576	783,416
Total	$2,396,987	$2,367,172

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

The following tables summarize all securities in a gross unrealized loss position as of September 30, 2015 and December 31, 2014, showing the aggregate fair value and gross unrealized loss by the length of time those securities have continuously been in a gross unrealized loss position:

	As of September 30, 2015
	Less than 12 months		Greater than 12 months		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
amounts in thousands	Value	(Losses)	Value	(Losses)	Value	(Losses)
Fixed maturities:
U.S. Treasury bonds, agency bonds and foreign government bonds	$37,766	$(1,866)	$28,143	$(6,946)	$65,909	$(8,812)
States, municipalities and political subdivisions	54,653	(540)	4,669	(387)	59,322	(927)
Mortgage-backed and asset-backed securities:
Agency mortgage-backed securities	52,009	(259)	23,259	(653)	75,268	(912)
Residential mortgage obligations	5,196	(22)	1,947	(82)	7,143	(104)
Asset-backed securities	28,823	(146)	78,725	(700)	107,548	(846)
Commercial mortgage-backed securities	47,297	(939)	3,440	(19)	50,737	(958)
Subtotal	$133,325	$(1,366)	$107,371	$(1,454)	$240,696	$(2,820)
Corporate bonds	224,426	(3,454)	17,784	(657)	242,210	(4,111)
Total fixed maturities	$450,170	$(7,226)	$157,967	$(9,444)	$608,137	$(16,670)
Equity securities	128,247	(7,318)	—	—	128,247	(7,318)
Total fixed maturities and equity securities	$578,417	$(14,544)	$157,967	$(9,444)	$736,384	$(23,988)

	As of December 31, 2014
	Less than 12 months		Greater than 12 months		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
amounts in thousands	Value	(Losses)	Value	(Losses)	Value	(Losses)
Fixed maturities:
U.S. Treasury bonds, agency bonds and foreign government bonds	$87,915	$(1,061)	$117,683	$(4,904)	$205,598	$(5,965)
States, municipalities and political subdivisions	16,349	(60)	37,340	(498)	53,689	(558)
Mortgage-backed and asset-backed securities:
Agency mortgage-backed securities	18,881	(80)	58,301	(918)	77,182	(998)
Residential mortgage obligations	5,625	(50)	1,728	(88)	7,353	(138)
Asset-backed securities	110,275	(539)	34,530	(425)	144,805	(964)
Commercial mortgage-backed securities	19,741	(71)	1,391	(27)	21,132	(98)
Subtotal	$154,522	$(740)	$95,950	$(1,458)	$250,472	$(2,198)
Corporate bonds	190,461	(871)	31,126	(755)	221,587	(1,626)
Total fixed maturities	$449,247	$(2,732)	$282,099	$(7,615)	$731,346	$(10,347)
Equity securities	19,690	(1,297)	238	(7)	19,928	(1,304)
Total fixed maturities and equity securities	$468,937	$(4,029)	$282,337	$(7,622)	$751,274	$(11,651)

As of September 30, 2015, there were 252 Fixed maturities and 58 Equity securities in an unrealized loss position.  In the above table, the gross unrealized loss for the greater than 12 months category consists primarily of agency and foreign government bonds principally due to an unfavorable foreign exchange movement. As of December 31, 2014, there were 259 Fixed maturities and 15 Equity securities in an unrealized loss position.  The gross unrealized loss for the greater than 12 months category consists primarily of Treasury and agency bonds, due to an increase in interest rates and unfavorable foreign exchange movement.

As of September 30, 2015 and December 31, 2014, the largest unrealized loss by a non-government backed issuer in the investment portfolio was $0.7 million and $0.5 million, respectively.

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

The significant inputs used to measure the amount of credit loss recognized in earnings were actual delinquency rates, default probability, severity and prepayment assumptions.  Projected losses are a function of both loss severity and probability of default, which differ based on property type, vintage and the stress of the collateral. Our Company does not intend to sell, and it is more likely than not that it will not be required to sell, these securities before the recovery of the amortized cost basis.

For Equity securities, in general, our Company reviews securities with a fair value less than 80% of their cost for six or more consecutive months.  If warranted as the result of conditions relating to a particular security, our Company will review significant declines in fair value regardless of the time period involved.  Factors considered in evaluating potential impairment include, but are not limited to, the current fair value as compared to cost of the security, the length of time the investment has been below cost and by how much the investment is below cost.  If an Equity security is deemed to be other-than-temporarily impaired, the cost is written down to fair value with the loss recognized in earnings.

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

Our Company had three credit related OTTI losses of $1.3 million and $1.7 million in the equity portfolio during the three and nine months ended September 30, 2015, respectively.  Our Company did not have any credit related OTTI losses during the three and nine months ended September 30, 2014.

As of September 30, 2015 and 2014, the cumulative amounts related to our Company’s credit loss portion of the OTTI losses on Fixed maturities were $2.4 million and $2.7 million, respectively.  There was no activity for the three and nine months ended September 30, 2015 related to these amounts.  We sold one bond with a credit loss of $1.5 million during the three and nine months ended September 30, 2014 related to these amounts.  Our Company does not intend to sell, and it is more likely than not that it will not be required to sell, the securities prior to recovery of the amortized cost basis and for which the non-credit loss portion is included in AOCI.

Our Company’s Net investment income was derived from the following sources:

	Three Months Ended September 30,		Nine Months Ended September 30,
amounts in thousands	2015	2014	2015	2014
Fixed maturities	$15,353	$14,401	$45,660	$42,540
Equity securities	2,543	1,956	6,383	7,160
Short-term investments	272	225	604	686
Total investment income	$18,168	$16,582	$52,647	$50,386
Investment expenses	(797)	(743)	(2,428)	(2,289)
Net investment income	$17,371	$15,839	$50,219	$48,097

Realized gains and losses, excluding net OTTI losses recognized in earnings, for the periods indicated, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
amounts in thousands	2015	2014	2015	2014
Fixed maturities:
Gains	$484	$3,702	$2,889	$8,682
Losses	(667)	(1,645)	(2,757)	(3,752)
Fixed maturities, net	$(183)	$2,057	$132	$4,930
Short-term:
Gains	$9	$—	$109	$—
Losses	(120)	—	(273)	—
Short-term, net	$(111)	$—	$(164)	$—
Equity securities:
Gains	$1,107	$6,109	$12,185	$9,445
Losses	(295)	(1,448)	(1,700)	(2,351)
Equity securities, net	$812	$4,661	$10,485	$7,094
Net realized gains (losses)	$518	$6,718	$10,453	$12,024

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

The following tables present, for each of the fair value hierarchy levels as defined by the accounting guidance for fair value measurements and described below, our Company’s Fixed maturities and Equity securities by asset class that are measured at fair value on a recurring basis, as well as the fair value of the 5.75% Senior notes due October 15, 2023 (the “Senior notes”) carried at amortized cost as of September 30, 2015 and December 31, 2014:

	As of September 30, 2015
amounts in thousands	Level 1	Level 2	Level 3	Total
Fixed maturities:
U.S. Treasury bonds, agency bonds and foreign government bonds	$89,238	$212,677	$—	$301,915
States, municipalities and political subdivisions	—	571,104	—	571,104
Mortgage-backed and asset-backed securities:
Agency mortgage-backed securities	—	360,198	—	360,198
Residential mortgage obligations	—	31,568	—	31,568
Asset-backed securities	—	197,934	—	197,934
Commercial mortgage-backed securities	—	204,876	—	204,876
Subtotal	$—	$794,576	$—	$794,576
Corporate bonds	—	729,392	—	729,392
Total fixed maturities	$89,238	$2,307,749	$—	$2,396,987
Equity securities	116,625	158,303	—	274,928
Short-term investments	233,142	—	—	233,142
Total assets measured at fair value	$439,005	$2,466,052	$—	$2,905,057
Senior notes	—	286,930	—	286,930
Total liabilities measured at fair value	$—	$286,930	$—	$286,930

	As of December 31, 2014
amounts in thousands	Level 1	Level 2	Level 3	Total
Fixed maturities:
U.S. Treasury bonds, agency bonds and foreign government bonds	$146,904	$251,019	$—	$397,923
States, municipalities and political subdivisions	—	541,007	—	541,007
Mortgage-backed and asset-backed securities:
Agency mortgage-backed securities	—	364,622	—	364,622
Residential mortgage obligations	—	34,087	—	34,087
Asset-backed securities	—	206,413	—	206,413
Commercial mortgage-backed securities	—	206,318	—	206,318
Subtotal	$—	$811,440	$—	$811,440
Corporate bonds	—	615,564	—	615,564
Total fixed maturities	$146,904	$2,219,030	$—	$2,365,934
Equity securities	127,183	57,112	—	184,295
Short-term investments	179,506	—	—	179,506
Total assets measured at fair value	$453,593	$2,276,142	$—	$2,729,735
Senior notes	—	285,710	—	285,710
Total liabilities measured at fair value	$—	$285,710	$—	$285,710

All other financial assets and liabilities including Cash, Premium receivable, Reinsurance recoverable and Reinsurance balances payable are carried at cost, which approximates fair value.

Our Company did not have any significant transfers between Level 1 and Level 2 classifications for the three and nine months ended September 30, 2015 and 2014.

As of September 30, 2015, our Company did not have any Level 3 assets.  During 2014, one security was transferred from Level 3 to Level 2 as our Company was able to obtain a valuation in which all significant inputs to the model are observable in active markets.

Note 5. Ceded Reinsurance

As of September 30, 2015, the credit quality distribution of our Company’s Reinsurance recoverable of $1.1 billion for ceded paid losses, ceded unpaid losses and LAE, and ceded unearned premiums based on insurer financial strength ratings from A.M. Best or S&P was not significantly different from the credit quality distribution as of December 31, 2014.

Our allowance for uncollectible reinsurance was $8.2 million and $11.3 million as of September 30, 2015 and December 31, 2014, respectively.  The reduction in our allowance for uncollectible reinsurance was the result of payments of outstanding balances from one of our large reinsurers.

As of September 30, 2015, our 20 largest reinsurers measured by the amount of Reinsurance recoverable for ceded losses and LAE and ceded unearned premium, together with the reinsurance recoverable and collateral, were not significantly different from December 31, 2014.

Note 6.  Commitments and Contingencies

In 2013, the State of Connecticut (“the State”) awarded our Company up to $11.5 million ($8.0 million in loans and $3.5 million in grants) to move our corporate headquarters to Stamford, Connecticut.  The loan is non-interest bearing, has a term of 10 years and is subject to forgiveness based on our compliance with certain conditions set forth in the agreement with the State.  The amount of the loan to be received is dependent on our Company reaching certain milestones for creation of new jobs over a five-year period, and the funds are to be used to offset certain equipment purchases, facility costs, training of employees and other eligible project-related costs.  Our Company completed the move to Stamford in September 2013 and received $7.5 million of the award, which is comprised of $6.0 million of the loan and $1.5 million of the grant for reaching the first job milestone.  Under the terms of the agreement with the State, if our Company maintains an average of 100 full-time employees in Connecticut over a 12-month period, the State will forgive the initial $6.0 million of the loan.  In addition, as soon as our Company hires its 150th full-time employee in Connecticut, it is eligible to receive an additional $1.0 million of the loan and $0.5 million of the grant.  On October 20, 2015, our Company received a letter from the State determining that our Company had achieved both of those milestones for the period from September 30, 2013 through July 31, 2015.  As a result, our Company earned a loan forgiveness credit of $6.0 million with the State and a notification of earning the additional $1.0 million of the loan and $0.5 million of the grant.  Earning of the remaining portions of the grant and forgiveness of any outstanding amounts of the loan is subject to certain conditions, including maintaining the required jobs for an extended period of time.  The length of time commitment for forgiveness of the additional $1.0 million of the October 20, 2015 loan has not been met. However, our Company expects to meet all the conditions for the State to forgive the additional $1.0 million of the loan, and accordingly, is recognizing the amount of loan and grants received over the period in which our Company recognizes the expenses for which the assistance is intended to compensate as a reduction of such expenses.  Our Company recognized $0.4 million and $0.9 million of the incentive for the three and nine months ended September 30, 2015, respectively. As of September 30, 2015 and December 31, 2014, our Company has deferred revenue of $5.3 million and $6.1 million, respectively, which is included in Other liabilities on the Consolidated Balance Sheets.

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

Note 7.  Stock Options, Stock Grants, SARs and ESPP

Stock-based compensation granted under our Company’s stock plans is expensed in tranches over the vesting period. Options and non-performance based grants generally vest equally over a three or four-year period and the options have a maximum term of ten years.  For the nine months ended September 30, 2015, we granted 200,208 stock incentive units at a grant price between $73.62 and $78.86.  Each performance unit and restricted stock unit represents a contingent right to receive one share of common stock as of the vesting date.  Such common stock may be subject to forfeiture for the payment of any required tax withholding.

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

U.S. GAAP and Non-GAAP Financial Performance Metrics

Throughout this Quarterly Report, we present our operations in the way we believe will be most meaningful, useful and transparent to anyone using this financial information to evaluate our performance. In addition to the GAAP presentation of Net income, we show certain non-GAAP financial measures that we believe are valuable in managing our business and drawing comparisons to our peers. These measures are Underwriting profit (loss), Combined ratio, Net operating earnings, Net losses and LAE reserves and Book value and Book value per share.

The following is a list of GAAP and non-GAAP measures found throughout this report with their definitions, relationships to GAAP measures and explanations of their importance to our operations:

Underwriting Profit (Loss)

Underwriting profit (loss) represents one measure of the pretax profitability of our insurance operations and is derived by subtracting Net losses and LAE incurred, Commission expenses and Other operating expenses from Net earned premiums.  This information is available in total and by segment in Note 2 – Segment Information in the Interim Consolidated Financial Statements as of September 30, 2015.  The nearest comparable GAAP measure is Income before income taxes which, in addition to Net underwriting profit (loss), includes Net investment income, OTTI, Net realized gains (losses) on investments, Interest expense and Other income (loss).

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

Net Operating Earnings

Net operating earnings is calculated as Net income before after-tax Net realized gains (losses), after-tax OTTI losses recognized in earnings, and net after-tax realized and unrealized foreign exchange gains and losses resulting from foreign currency transactions (transactions denominated in a currency other than the entity’s functional currency) and translation adjustments (translation of foreign currency denominated assets and liabilities into USD).

Net Losses and LAE Reserves

Net losses and LAE reserves, as shown in the liabilities section of our Consolidated Balance Sheets, represents the total obligations to claimants for both estimates of known claims and estimates for incurred but not reported (“IBNR”) claims. The related asset item, Reinsurance balances recoverable on unpaid losses and LAE, is the estimate of both known claims and IBNR that we expect to recover from reinsurers. The net of these two items is generally referred to as Net losses and LAE reserves and is commonly used in our disclosures regarding the process of establishing these various estimated amounts.

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

Financial Highlights

•	Net income was $18.2 million and $63.3 million for the three and nine months ended September 30, 2015, a decrease of 41.7% and 16.8% compared to the same periods in the prior year, respectively.
•	Earnings per diluted share were $1.23 and $4.29 for the three and nine months ended September 30, 2015, a decrease of 42.5% and 17.8% compared to the same periods in the prior year, respectively.
•

Underwriting profit was $16.7 million and $51.0 million for the three and nine months ended September 30, 2015, a decrease of 35.4% and 6.1% compared to the same periods in the prior year, respectively.

•

Net investment income was $17.4 million and $50.2 million for the three and nine months ended September 30, 2015, an increase of 9.7% and 4.4% compared to the same periods in the prior year, respectively.

•	Net cash provided by operations was $159.1 million and $181.4 million for the nine months ended September 30, 2015 and September 30, 2014, respectively.
•	Annualized return on equity was 8.2% as of September 30, 2015, a decrease of 3.0% compared to the same period in the prior year.
•	Book value was $1.1 billion as of September 30, 2015, an increase of 4.8% compared to December 31, 2014.

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

Results of Operations

The following is a discussion and analysis of our results of operations for the three and nine months ended September 30, 2015 and 2014.

Summary of Consolidated Results

The following table presents a summary of our consolidated financial results for the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended September 30,		Nine Months Ended September 30,		% Change
amounts in thousands	2015	2014	2015	2014	QTD	YTD
Gross written premiums	$354,062	$327,469	$1,129,993	$1,099,054	8.1%	2.8%
Ceded written premiums	(102,123)	(99,052)	(330,852)	(326,923)	3.1%	1.2%
Net written premiums	251,939	228,417	799,141	772,131	10.3%	3.5%
Net earned premiums	254,082	245,367	732,542	701,723	3.6%	4.4%
Net losses and LAE	(146,546)	(135,284)	(418,717)	(410,571)	8.3%	2.0%
Commission expenses	(34,253)	(33,943)	(98,638)	(91,820)	0.9%	7.4%
Other operating expenses	(56,599)	(50,388)	(164,297)	(145,526)	12.3%	12.9%
Other underwriting income (expense)	19	107	99	497	(82.2%)	(80.1%)
Underwriting profit (loss)	$16,703	$25,859	$50,989	$54,303	(35.4%)	(6.1%)
Net investment income	17,371	15,839	50,219	48,097	9.7%	4.4%
Net realized gains (losses)	(757)	6,718	8,755	12,024	NM	(27.2%)
Interest expense	(3,856)	(3,388)	(11,567)	(11,559)	13.8%	0.1%
Other income (loss)	(2,537)	1,229	(4,737)	9,573	NM	NM
Income (loss) before income taxes	$26,924	$46,257	$93,659	$112,438	(41.8%)	(16.7%)
Income tax (expense) benefit	(8,723)	(15,032)	(30,345)	(36,384)	(42.0%)	(16.6%)
Net income (loss)	$18,201	$31,225	$63,314	$76,054	(41.7%)	(16.8%)

Net income per diluted share	$1.23	$2.14	$4.29	$5.22

Effective tax rate	32.4%	32.5%	32.4%	32.4%
Losses and LAE ratio	57.7%	55.1%	57.2%	58.5%
Commission expense ratio	13.5%	13.8%	13.5%	13.1%
Other operating expense ratio (1)	22.2%	20.6%	22.3%	20.7%
Combined ratio	93.4%	89.5%	93.0%	92.3%

NM - Percentage change not meaningful

(1) - Includes Other operating expenses and Other underwriting income (expense).

The following table calculates our operating earnings for the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,		% Change
amounts in thousands	2015	2014	2015	2014	QTD	YTD
Net income	$18,201	$31,225	$63,314	$76,054	(41.7%)	(16.8%)
After-tax realized losses (gains)	492	(4,367)	(5,691)	(7,816)	NM	(27.2%)
After-tax FX losses (gains)	1,593	(760)	3,090	(6,222)	NM	NM
Net operating earnings	$20,286	$26,098	$60,713	$62,016	(22.3%)	(2.1%)
Net operating earnings per common share:
Basic	$1.41	$1.83	$4.22	$4.35
Diluted	$1.37	$1.79	$4.11	$4.25

NM - Percentage change not meaningful

Gross Written Premiums

Gross written premiums increased $26.6 million for the three months ended September 30, 2015 compared to the same period in 2014 primarily due to growth in our U.S. P&C operating segment specifically in our Excess Casualty, Primary Casualty and Environmental Casualty divisions, due to growth in the construction market.  In addition, we had growth in our Int’l Professional Liability operating segment and GlobalRe segment, specifically in our Accident & Health (“A&H”) division, related to increased underwriting opportunities.  Gross written premiums increased $30.9 million for the nine months ended September 30, 2015 compared to the same period in 2014 primarily due to strong new business production in our U.S. P&C operating segment, offset by the non-renewal of a large GlobalRe treaty in the first quarter of 2015 and lower renewal premiums and rate reductions in our Int’l Energy & Engineering division.

Average renewal premium rates for the three and nine months ended September 30, 2015 decreased by 2.6% and 3.1%, respectively, compared to the same periods in 2014.

Ceded Written Premiums

Ceded written premiums increased $3.1 million and $3.9 million, for the three and nine months ended September 30, 2015, respectively, compared to the same periods in 2014 primarily due to reinsurance reinstatement premium (“RRP”), changes in our mix of business written and certain changes in our reinsurance programs.

For the three months ended September 30, 2015, we recorded an additional $1.3 million of RRP accruals, compared to RRP accrual reversals of $1.0 million in the three months ended September 30, 2014. For the nine months ended September 30, 2015, we recorded $0.2 million of net RRP accruals, compared to $3.9 million of additional accruals reported in the comparable prior year.  The prior year amount of $3.9 million included an Int’l Marine Liability loss, mostly driven by the sinking of a vessel in South Korean waters, of $3.9 million, as well as additional unfavorable RRP accruals of $3.6 million, including $1.3 million related to Costa Concordia, partially offset by $3.9 million of favorable RRPs within our GlobalRe reporting segment.

Net Earned Premiums

Net earned premiums increased $8.7 million for the three months ended September 30, 2015 compared to the same period in 2014.  The increase is primarily driven by strong new business production and a decrease in cessions in our U.S. P&C operating segment. This increase is offset by decreases in our U.S. Professional Liability operating segment and GlobalRe reporting segment. Net earned premiums increased $30.8 million for the nine months ended September 30, 2015 compared to the same period in 2014.  The increase is primarily driven by increased retention resulting from changes in our reinsurance programs in 2014, prior year growth in our U.S. Insurance reporting segment and the prior year RRPs described above.

Net Losses and LAE

The following table presents the impact of RRPs and reserve development on our Net losses and LAE ratio for the three and nine months ended September 30, 2015 and 2014 (note: accident year is abbreviated “AY”):

	Three months ended Sept. 30,		Point
	2015	2014	Change
Net losses and LAE ratio, reported	57.7%	55.1%	2.6
RRPs	(0.3%)	0.2%	(0.5)
Net current AY release/(development)	(2.9%)	(0.8%)	(2.1)
Net prior AY release/(strengthening)	5.5%	6.3%	(0.8)
Net losses and LAE ratio, adjusted	60.0%	60.8%	(0.8)

	Nine months ended Sept. 30,		Point
	2015	2014	Change
Net losses and LAE ratio, reported	57.2%	58.5%	(1.3)
RRPs	0.0%	(0.3%)	0.3
Net current AY release/(development)	(2.0%)	(2.4%)	0.4
Net prior AY release/(strengthening)	4.6%	5.1%	(0.5)
Net losses and LAE ratio, adjusted	59.8%	60.9%	(1.1)

For the three and nine months ended September 30, 2015, we recorded $14.1 million and $34.0 million of prior AY reserve releases, respectively, as compared to $15.5 million and $36.0 million of  releases for the comparable periods in 2014. In addition, we recorded $7.5 million and $15.0 million of current AY reserve development, for the three and nine months ended September 30, 2015, respectively, as compared to $2.0 million and $16.8 million development for the comparable periods in 2014.  Please refer to our reporting segment sections for individual drivers of these changes.

Commission Expenses

Commissions paid to brokers and agents are generally based on a percentage of Gross written premiums and are partially offset by ceding commissions we may receive on Ceded written premiums.  Commission expenses are generally deferred and recorded as deferred policy acquisition costs to the extent that they relate to unearned premium.  The percentage of earned Commission expenses to Net earned premiums (“Commission expense ratio”) for both the three and nine months ended September 30, 2015 was 13.5%, as compared to 13.8% and 13.1%, respectively, for the comparable periods during 2014.  The change in the Commission expense ratios for the three and nine months ended September 30, 2015 compared to the same periods in 2014 is attributable to the changes in the mix of business, changes in our reinsurance programs and to a lesser extent higher profit commission accruals for certain products.

Other Operating Expenses

Other operating expenses were $56.6 million and $164.3 million for the three and nine months ended September 30, 2015, respectively, compared to $50.4 million and $145.5 million for the same periods in 2014.  The increase for the three and nine months ended September 30, 2015 is primarily due to continued investment in our employee base, resulting in increased salary and related costs, designed to closely align with business growth and expanding our presence in Europe.

Net Investment Income

Our Net investment income was derived from the following sources:

	Three Months Ended September 30,		Nine Months Ended September 30,
amounts in thousands	2015	2014	2015	2014
Fixed maturities	$15,353	$14,401	$45,660	$42,540
Equity securities	2,543	1,956	6,383	7,160
Short-term investments	272	225	604	686
Total investment income	$18,168	$16,582	$52,647	$50,386
Investment expenses	(797)	(743)	(2,428)	(2,289)
Net investment income	$17,371	$15,839	$50,219	$48,097

The increase in total investment income for the three months ended September 30, 2015 as compared to the same period in the prior year was primarily due to growth of invested assets, coupled with an increase in the overall portfolio yield. The annualized pre-tax yield, excluding Net realized gains and losses and OTTI losses recognized in earnings, for the three months ended September 30, 2015 and 2014, was 2.5% and 2.2%, respectively.

The increase in total investment income for the nine months ended September 30, 2015 as compared to the prior year was primarily due to growth of invested assets, coupled with an increase in the overall portfolio yield.  This was partially offset by a one-time special dividend of $1.6 million in the prior year from our equity portfolio.  The annualized pre-tax yield, excluding Net realized gains and losses and OTTI losses recognized in earnings, was 2.4% for the nine months ended September 30, 2015.  For the same period in 2014, the equivalent yield excluding the impact of the special dividend was 2.3%.

OTTI Losses Recognized in Earnings

Our Company had three credit related OTTI losses of $1.3 million and $1.7 million during the three and nine months ended September 30, 2015, respectively, which were for certain common stocks in the energy sector and aerospace industry that were impacted by global economic events.  Our Company did not have any credit related OTTI losses during the three and nine months ended September 30, 2014.

Net Realized Gains and Losses

Net realized gains and losses, excluding OTTI losses recognized in earnings, for the periods indicated were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
amounts in thousands	2015	2014	2015	2014
Fixed maturities:
Gains	$484	$3,702	$2,889	$8,682
Losses	(667)	(1,645)	(2,757)	(3,752)
Fixed maturities, net	$(183)	$2,057	$132	$4,930
Short-term:
Gains	$9	$—	$109	$—
Losses	(120)	—	(273)	—
Short-term, net	$(111)	$—	$(164)	$—
Equity securities:
Gains	$1,107	$6,109	$12,185	$9,445
Losses	(295)	(1,448)	(1,700)	(2,351)
Equity securities, net	$812	$4,661	$10,485	$7,094
Net realized gains (losses)	$518	$6,718	$10,453	$12,024

Net realized gains and losses are generated as part of the normal ongoing management of our investment portfolio. Net realized gains of $0.5 million and $10.5 million for the three and nine months ended September 30, 2015, respectively, are primarily due to the sale of Equity securities.  Realized losses for the three and nine months ended September 30, 2015 in the Fixed maturities portfolio are primarily driven by foreign currency losses on our Canadian portfolio.  Net realized gains of $6.7 million and $12.0 million for the three and nine months ended September 30, 2014, respectively, are primarily due to the sale of corporate bonds and Equity securities.

Interest Expense

Interest expense was $3.9 million and $11.6 million for the three and nine months ended September 30, 2015, respectively, and $3.4 million and $11.6 million for the three and nine months ended September 30, 2014, respectively, relating to our $265.0 million principal amount of the Senior notes.  The effective interest rate related to the Senior notes, based on the proceeds net of discount and all issuance costs, is approximately 5.86%.

Other Income (Loss)

Other income (loss) for the three and nine months ended September 30, 2015 was a $2.5 million loss and a $4.7 million loss, respectively, as compared to Other income (loss) of $1.2 million income and $9.6 million income for the same periods in the prior year.  Other income (loss) primarily consists of realized and unrealized foreign exchange gains and losses.  The current quarter and nine month foreign exchange losses are mostly driven by the strengthening of the USD against the GBP.  The prior year was impacted by a $10.0 million foreign currency transaction gain in connection with a change in the functional currency of the Syndicate. See Note 1 – Organization & Summary of Significant Accounting Policies, in the Notes to Interim Consolidated Financial Statements, included herein for additional information regarding the foreign currency adjustment.

Income Taxes

We recorded an Effective tax rate of 32.4% for the three and nine months ended September 30, 2015, compared to 32.5% and 32.4%, respectively, for the same periods in 2014.  The income tax provision has been computed based on our estimated annual effective tax rate.  Our Effective tax rate for the quarter differs from the federal tax rate of 35% principally due to tax-exempt investment income and dividends received deduction.

Book Value and Book Value Per Share

As of September 30, 2015, our book value was $1.1 billion and our book value per share was $74.70, increasing 3.9% from $71.93 per share as of December 31, 2014, mostly driven by $63.3 million of Net income, partially offset by Total other comprehensive loss of $21.2 million for the nine months ended September 30, 2015.

Segment Information

The following tables summarize our consolidated financial results by segment for the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended September 30, 2015
	U.S.	Int'l
amounts in thousands	Insurance	Insurance	GlobalRe	Corporate (1)	Total
Net earned premiums	$142,409	$68,533	$43,140	$—	$254,082
Net losses and LAE	(85,140)	(39,182)	(22,224)	—	(146,546)
Commission expenses	(15,157)	(12,780)	(7,705)	1,389	(34,253)
Other operating expenses	(32,948)	(19,937)	(3,714)	—	(56,599)
Other underwriting income (expense)	1,013	—	395	(1,389)	19
Underwriting profit (loss)	$10,177	$(3,366)	$9,892	$—	$16,703
Net investment income				17,371	17,371
Net realized gains (losses)				(757)	(757)
Interest expense				(3,856)	(3,856)
Other income (loss)				(2,537)	(2,537)
Income before income taxes	$10,177	$(3,366)	$9,892	$10,221	$26,924
Income tax (expense) benefit				(8,723)	(8,723)
Net income (loss)					$18,201
Losses and LAE ratio	59.8%	57.2%	51.5%		57.7%
Commission expense ratio	10.6%	18.6%	17.9%		13.5%
Other operating expense ratio (2)	22.5%	29.1%	7.7%		22.2%
Combined ratio	92.9%	104.9%	77.1%		93.4%

(1) - Includes Corporate segment intercompany eliminations.

(2) - Includes Other operating expenses and Other underwriting income (expense).

	Three Months Ended September 30, 2014
	U.S.	Int'l
amounts in thousands	Insurance	Insurance	GlobalRe	Corporate (1)	Total
Net earned premiums	$130,420	$66,278	$48,669	$—	$245,367
Net losses and LAE	(80,722)	(24,910)	(29,652)	—	(135,284)
Commission expenses	(12,870)	(12,792)	(8,831)	550	(33,943)
Other operating expenses	(29,160)	(17,288)	(3,940)	—	(50,388)
Other underwriting income (expense)	534	1	122	(550)	107
Underwriting profit (loss)	$8,202	$11,289	$6,368	$—	$25,859
Net investment income				15,839	15,839
Net realized gains (losses)				6,718	6,718
Interest expense				(3,388)	(3,388)
Other income (loss)				1,229	1,229
Income before income taxes	$8,202	$11,289	$6,368	$20,398	$46,257
Income tax (expense) benefit				(15,032)	(15,032)
Net income (loss)					$31,225
Losses and LAE ratio	61.9%	37.6%	60.9%		55.1%
Commission expense ratio	9.9%	19.3%	18.1%		13.8%
Other operating expense ratio (2)	21.9%	26.1%	7.9%		20.6%
Combined ratio	93.7%	83.0%	86.9%		89.5%

(1) - Includes Corporate segment intercompany eliminations.

(2) - Includes Other operating expenses and Other underwriting income (expense).

	Nine Months Ended September 30, 2015
	U.S.	Int'l
amounts in thousands	Insurance	Insurance	GlobalRe	Corporate (1)	Total
Net earned premiums	$410,804	$197,244	$124,494	$—	$732,542
Net losses and LAE	(247,094)	(101,236)	(70,387)	—	(418,717)
Commission expenses	(41,777)	(35,491)	(23,042)	1,672	(98,638)
Other operating expenses	(98,010)	(54,312)	(11,975)	—	(164,297)
Other underwriting income (expense)	1,330	—	441	(1,672)	99
Underwriting profit (loss)	$25,253	$6,205	$19,531	$—	$50,989
Net investment income				50,219	50,219
Net realized gains (losses)				8,755	8,755
Interest expense				(11,567)	(11,567)
Other income (loss)				(4,737)	(4,737)
Income (loss) before income taxes	$25,253	$6,205	$19,531	$42,670	$93,659
Income tax (expense) benefit				(30,345)	(30,345)
Net income (loss)					$63,314
Losses and LAE ratio	60.1%	51.3%	56.5%		57.2%
Commission expense ratio	10.2%	18.0%	18.5%		13.5%
Other operating expense ratio (2)	23.6%	27.6%	9.3%		22.3%
Combined ratio	93.9%	96.9%	84.3%		93.0%

(1) - Includes Corporate segment intercompany eliminations.

(2) - Includes Other operating expenses and Other underwriting income (expense).

	Nine Months Ended September 30, 2014
	U.S.	Int'l
amounts in thousands	Insurance	Insurance	GlobalRe	Corporate (1)	Total
Net earned premiums	$370,864	$187,993	$142,866	$—	$701,723
Net losses and LAE	(226,817)	(91,423)	(92,331)	—	(410,571)
Commission expenses	(35,598)	(32,656)	(25,171)	1,605	(91,820)
Other operating expenses	(85,993)	(47,783)	(11,750)	—	(145,526)
Other underwriting income (expense)	1,783	18	301	(1,605)	497
Underwriting profit (loss)	$24,239	$16,149	$13,915	$—	$54,303
Net investment income				48,097	48,097
Net realized gains (losses)				12,024	12,024
Interest expense				(11,559)	(11,559)
Other income (loss)				9,573	9,573
Income (loss) before income taxes	$24,239	$16,149	$13,915	$58,135	$112,438
Income tax (expense) benefit				(36,384)	(36,384)
Net income (loss)					$76,054
Losses and LAE ratio	61.2%	48.6%	64.6%		58.5%
Commission expense ratio	9.6%	17.4%	17.6%		13.1%
Other operating expense ratio (2)	22.7%	25.4%	8.1%		20.7%
Combined ratio	93.5%	91.4%	90.3%		92.3%

(1) - Includes Corporate segment intercompany eliminations.

(2) - Includes Other operating expenses and Other underwriting income (expense).

U.S. Insurance

The following tables summarize our Underwriting profit (loss) by operating segment for our U.S. Insurance reporting segment for the three and nine months ended September 30, 2015 and 2014:

	U.S. Insurance
	Three months ended September 30, 2015				Three months ended September 30, 2014
amounts in thousands	Marine	P&C	Professional Liability	Total	Marine	P&C	Professional Liability	Total	% Change Total
Gross written premiums	$35,529	$154,009	$29,245	$218,783	$34,576	$138,181	$26,966	$199,723	9.5%
Ceded written premiums	(13,865)	(34,902)	(14,986)	(63,753)	(13,338)	(41,180)	(7,136)	(61,654)	3.4%
Net written premiums	21,664	119,107	14,259	155,030	21,238	97,001	19,830	138,069	12.3%

Net earned premiums	$24,292	$104,473	$13,644	$142,409	$27,207	$82,635	$20,578	$130,420	9.2%
Net losses and LAE	(7,349)	(69,054)	(8,737)	(85,140)	(13,581)	(53,955)	(13,186)	(80,722)	5.5%
Commission expenses	(2,412)	(11,711)	(1,034)	(15,157)	(3,486)	(6,697)	(2,687)	(12,870)	17.8%
Other operating expenses	(6,754)	(20,581)	(5,613)	(32,948)	(6,086)	(17,935)	(5,139)	(29,160)	13.0%
Other underwriting income (expense)	214	735	64	1,013	168	331	35	534	89.7%
Underwriting profit (loss)	$7,991	$3,862	$(1,676)	$10,177	$4,222	$4,379	$(399)	$8,202	24.1%

Losses and LAE ratio	30.3%	66.1%	64.0%	59.8%	49.9%	65.3%	64.1%	61.9%
Commission expense ratio	9.9%	11.2%	7.6%	10.6%	12.8%	8.1%	13.1%	9.9%
Other operating expense ratio (1)	26.9%	19.0%	40.7%	22.5%	21.8%	21.3%	24.7%	21.9%
Combined ratio	67.1%	96.3%	112.3%	92.9%	84.5%	94.7%	101.9%	93.7%

(1) - Includes Other operating expenses and Other underwriting income (expense).

	U.S. Insurance
	Nine months ended September 30, 2015				Nine months ended September 30, 2014
amounts in thousands	Marine	P&C	Professional Liability	Total	Marine	P&C	Professional Liability	Total	% Change Total
Gross written premiums	$118,167	$458,371	$81,559	$658,097	$120,149	$400,437	$84,188	$604,774	8.8%
Ceded written premiums	(45,177)	(123,765)	(42,423)	(211,365)	(34,095)	(127,788)	(24,841)	(186,724)	13.2%
Net written premiums	72,990	334,606	39,136	446,732	86,054	272,649	59,347	418,050	6.9%

Net earned premiums	$74,193	$291,648	$44,963	$410,804	$81,920	$224,151	$64,793	$370,864	10.8%
Net losses and LAE	(28,952)	(194,910)	(23,232)	(247,094)	(38,873)	(150,924)	(37,020)	(226,817)	8.9%
Commission expenses	(8,873)	(29,018)	(3,886)	(41,777)	(10,134)	(16,737)	(8,727)	(35,598)	17.4%
Other operating expenses	(20,129)	(60,976)	(16,905)	(98,010)	(17,720)	(52,923)	(15,350)	(85,993)	14.0%
Other underwriting income (expense)	389	876	65	1,330	691	971	121	1,783	(25.4%)
Underwriting profit (loss)	$16,628	$7,620	$1,005	$25,253	$15,884	$4,538	$3,817	$24,239	4.2%

Losses and LAE ratio	39.0%	66.8%	51.7%	60.1%	47.5%	67.3%	57.1%	61.2%
Commission expense ratio	12.0%	9.9%	8.6%	10.2%	12.4%	7.5%	13.5%	9.6%
Other operating expense ratio (1)	26.6%	20.7%	37.5%	23.6%	20.7%	23.2%	23.5%	22.7%
Combined ratio	77.6%	97.4%	97.8%	93.9%	80.6%	98.0%	94.1%	93.5%

(1) - Includes Other operating expenses and Other underwriting income (expense).

Gross Written Premiums

Gross written premiums increased $19.1 million for the three months ended September 30, 2015 compared to the same period in 2014 due to strong new business production and improving market conditions in our U.S. P&C operating segment, which increased 11.5%. This increase was specifically driven by our Environmental, Excess Casualty and Primary Casualty divisions, which increased  31.7%, 11.6% and 6.7%, respectively.

Gross written premiums increased $53.3 million for the nine months ended September 30, 2015 compared to the same period in 2014 due to the impacts discussed above for the quarter, offset by a decrease in our U.S. Marine and U.S. Professional Liability operating segments driven by difficult market conditions and our decision to exit the small lawyers professional liability business as well as a decrease in our real estate agents liability business as a result of a program termination.

Average renewal premium rates for our U.S. Insurance reporting segment for the three and nine months ended September 30, 2015 decreased 1.8% and 1.3%, respectively.  For the three months ended September 30, 2015, the decrease was primarily driven by a decline of 2.1%, 1.3% and 1.1% in our U.S. P&C, U.S. Marine and U.S. Professional Liability operating segments, respectively.  For the nine months ended September 30, 2015, the decrease was primarily driven by a decline of 2.1% and 1.3% in our U.S. Professional Liability and U.S. P&C operating segments, respectively.

Ceded Written Premiums

Ceded written premiums increased $2.1 million and $24.6 million for the three and nine months ended September 30, 2015, respectively, compared to the same periods in 2014. The increase for both the three and nine months ended September 30, 2015 was primarily due to two new proportional reinsurance programs implemented in the first quarter of 2015, covering products within our

U.S Marine operating segment, offset by a decrease in cessions in our U.S. P&C operating segment driven by change in our proportional reinsurance coverage on Excess Casualty, Environmental and Life Science divisions. Additionally, contributing to the increase was a new reinsurance program implemented in the fourth quarter of 2014, which includes proportional and excess-of-loss coverage on various products within our E&O division in our U.S. Professional Liability operating segment.

Net Earned Premiums

Net earned premiums increased $12.0 million and $39.9 million for the three and nine months ended September 30, 2015, respectively, compared to the same periods in 2014.  The increase was primarily driven by continued growth in our Excess Casualty and Primary Casualty divisions of our U.S. P&C operating segment as well as reductions to reinsurance programs in our Excess Casualty division.  The increase in Net earned premiums was partially offset by the effect of new ceded reinsurance programs in our U.S. Marine and U.S. Professional Liability operating segments, as described above.

Net Losses and LAE

The Net losses and LAE reserves as of September 30, 2015 and December 31, 2014 are as follows:

	U.S. Insurance
	As of September 30, 2015				As of December 31, 2014
amounts in thousands	Marine	P&C	Professional Liability	Total	Marine	P&C	Professional Liability	Total	Total % Change
Case Reserves	$69,067	$162,634	$38,642	$270,343	$74,699	$144,334	$56,501	$275,534	(1.9%)
IBNR Reserves	61,475	478,821	66,637	606,933	64,390	391,643	85,369	541,402	12.1%
Total	$130,542	$641,455	$105,279	$877,276	$139,089	$535,977	$141,870	$816,936	7.4%

The following tables present the impact of RRPs and reserve development on our Net losses and LAE ratio for the three and nine months ended September 30, 2015 and 2014:

	U.S. Insurance
	Three months ended September 30, 2015				Three months ended September 30, 2014
			Professional				Professional		Point
	Marine	P&C	Liability	Total	Marine	P&C	Liability	Total	Change
Net losses and LAE ratio, reported	30.3%	66.1%	64.0%	59.8%	49.9%	65.3%	64.1%	61.9%	(2.1)
RRPs	(0.1%)	(0.9%)	0.0%	(0.7%)	(0.5%)	(0.3%)	0.0%	(0.3%)	(0.4)
Net current AY release/(development)	0.0%	0.0%	0.0%	0.0%	(5.8%)	(0.5%)	0.0%	(1.5%)	1.5
Net prior AY release/(strengthening)	28.9%	0.0%	0.0%	4.9%	16.6%	0.3%	0.0%	3.7%	1.2
Net losses and LAE ratio, adjusted	59.1%	65.2%	64.0%	64.0%	60.2%	64.8%	64.1%	63.8%	0.2

	U.S. Insurance
	Nine months ended September 30, 2015				Nine months ended September 30, 2014
			Professional				Professional		Point
	Marine	P&C	Liability	Total	Marine	P&C	Liability	Total	Change
Net losses and LAE ratio, reported	39.0%	66.8%	51.7%	60.1%	47.5%	67.3%	57.1%	61.2%	(1.1)
RRPs	(0.8%)	(0.3%)	0.0%	(0.4%)	(1.2%)	(0.1%)	0.0%	(0.4%)	(0.0)
Net current AY release/(development)	0.0%	(1.7%)	0.0%	(1.2%)	(7.0%)	(0.2%)	0.0%	(1.7%)	0.5
Net prior AY release/(strengthening)	19.9%	0.3%	11.5%	5.1%	21.1%	(2.0%)	5.7%	4.5%	0.6
Net losses and LAE ratio, adjusted	58.1%	65.1%	63.2%	63.6%	60.4%	65.0%	62.8%	63.6%	(0.0)

Our U.S. Insurance reporting segment recorded $5.0 million of current AY strengthening for the nine months ended September 30, 2015, on our U.S. Energy & Engineering division, within our U.S. P&C operating segment, related to a large loss as compared to $6.3 million for the same period in 2014.  The amount recorded for the nine months ended September 30, 2014 included $5.9 million of current AY strengthening in our U.S. Marine operating segment, however this was offset with $4.3 million prior AY reserve releases due to a reclass between prior AY and current AY.

Our U.S. Insurance reporting segment recorded $7.1 million of net prior AY reserve releases for the three months ended September 30, 2015, due to favorable loss emergence in the U.S. Marine operating segment.

Our U.S. Insurance reporting segment recorded $21.3 million of net prior AY reserve releases for the nine months ended September 30, 2015, primarily driven by $15.1 million and $5.2 million of reserve releases from our U.S. Marine and U.S. Professional Liability operating segments, respectively, due to a favorable loss emergence and to a lesser extent, a $1.5 million release of provision for uncollectible reinsurance due to payments of outstanding balances from one of our large reinsurers.

The changes in Net losses and LAE ratio, as adjusted, are primarily due to the mix of business earned.

Commission Expenses

The Commission expense ratio for the three months ended September 30, 2015 increased 0.7 points as compared to the same period in 2014, primarily driven by less ceded proportional reinsurance within our Excess Casualty division of our U.S. P&C operating segment, offset partially by changes in the proportional reinsurance programs across various product lines with increased cessions in our U.S. Marine and U.S. Professional Liability operating segments.

The Commission expense ratio for the nine months ended September 30, 2015 increased 0.6 points compared to the same period in 2014.  The increase was primarily driven by the favorable effects noted above for the third quarter of 2015 partially offset by a benefit from increased profit commissions in 2015.

Other Operating Expenses

For the three and nine months ended September 30, 2015, Other operating expenses increased $3.8 million and $12.0 million, respectively, compared to the same periods in 2014, primarily driven by continued investment in our underwriting teams and support staff.

Int’l Insurance

The following tables summarize our Underwriting profit (loss) by operating segment for our Int’l Insurance reporting segment for the three and nine months ended September 30, 2015 and 2014:

	Int'l Insurance
	Three months ended September 30, 2015				Three months ended September 30, 2014
amounts in thousands	Marine	P&C	Professional Liability	Total	Marine	P&C	Professional Liability	Total	% Change Total
Gross written premiums	$41,002	$37,449	$20,337	$98,788	$41,593	$35,399	$17,169	$94,161	4.9%
Ceded written premiums	(10,985)	(20,034)	(6,785)	(37,804)	(6,924)	(24,267)	(5,416)	(36,607)	3.3%
Net written premiums	30,017	17,415	13,552	60,984	34,669	11,132	11,753	57,554	6.0%

Net earned premiums	$36,792	$16,879	$14,862	$68,533	$40,207	$14,300	$11,771	$66,278	3.4%
Net losses and LAE	(23,002)	(8,051)	(8,129)	(39,182)	(14,657)	(3,565)	(6,688)	(24,910)	57.3%
Commission expenses	(8,227)	(2,779)	(1,774)	(12,780)	(9,755)	(2,565)	(472)	(12,792)	(0.1%)
Other operating expenses	(8,233)	(6,604)	(5,100)	(19,937)	(7,573)	(5,675)	(4,040)	(17,288)	15.3%
Other underwriting income (expense)	—	—	—	—	1	—	—	1	NM
Underwriting profit (loss)	$(2,670)	$(555)	$(141)	$(3,366)	$8,223	$2,495	$571	$11,289	NM

Losses and LAE ratio	62.5%	47.7%	54.7%	57.2%	36.5%	24.9%	56.8%	37.6%
Commission expense ratio	22.4%	16.5%	11.9%	18.6%	24.3%	17.9%	4.0%	19.3%
Other operating expense ratio (1)	22.4%	39.1%	34.4%	29.1%	18.7%	39.8%	34.4%	26.1%
Combined ratio	107.3%	103.3%	101.0%	104.9%	79.5%	82.6%	95.2%	83.0%

NM - Percentage change not meaningful

(1) - Includes Other operating expenses and Other underwriting income (expense).

	Int'l Insurance
	Nine months ended September 30, 2015				Nine months ended September 30, 2014
amounts in thousands	Marine	P&C	Professional Liability	Total	Marine	P&C	Professional Liability	Total	% Change Total
Gross written premiums	$149,844	$112,014	$68,147	$330,005	$151,107	$128,954	$54,024	$334,085	(1.2%)
Ceded written premiums	(30,933)	(60,676)	(22,072)	(113,681)	(36,351)	(80,015)	(19,168)	(135,534)	(16.1%)
Net written premiums	118,911	51,338	46,075	216,324	114,756	48,939	34,856	198,551	9.0%

Net earned premiums	$114,716	$43,112	$39,416	$197,244	$112,428	$47,207	$28,358	$187,993	4.9%
Net losses and LAE	(63,945)	(17,015)	(20,276)	(101,236)	(57,316)	(20,460)	(13,647)	(91,423)	10.7%
Commission expenses	(26,912)	(3,961)	(4,618)	(35,491)	(29,763)	(2,370)	(523)	(32,656)	8.7%
Other operating expenses	(21,677)	(18,754)	(13,881)	(54,312)	(20,454)	(16,526)	(10,803)	(47,783)	13.7%
Other underwriting income (expense)	—	—	—	—	9	5	4	18	NM
Underwriting profit (loss)	$2,182	$3,382	$641	$6,205	$4,904	$7,856	$3,389	$16,149	(61.6%)

Losses and LAE ratio	55.7%	39.5%	51.4%	51.3%	51.0%	43.3%	48.1%	48.6%
Commission expense ratio	23.5%	9.2%	11.7%	18.0%	26.5%	5.0%	1.8%	17.4%
Other operating expense ratio (1)	18.9%	43.5%	35.3%	27.6%	18.1%	35.1%	38.2%	25.4%
Combined ratio	98.1%	92.2%	98.4%	96.9%	95.6%	83.4%	88.1%	91.4%

NM - Percentage change not meaningful

(1) - Includes Other operating expenses and Other underwriting income (expense).

Gross Written Premiums

Gross written premiums increased $4.6 million for the three months ended September 30, 2015 compared to the same period in 2014, mostly driven by a growth in our Int’l Professional Liability operating segment, predominately due to operations in our new European offices, new business written and increased renewal premiums driven by increased line sizes across several client accounts.  In addition, the increase was due to our Int’l P&C operating segment growth from a new product line, Int’l Property.  These increases are partially offset by a decline in our Int’l Marine operating segment of $0.6 million, related primarily to rate reductions in our Protection & Indemnity, Hull, Specie and Marine Liability divisions.

Gross written premiums decreased $4.1 million for the nine months ended September 30, 2015 compared to the same period in 2014.  The decrease in Gross written premiums was primarily driven by a decline in our Int’l P&C operating segment of $16.9 million due to a decline in our NavTech division, offset partially by growth in the Int’l Professional Liability operating segment of $14.1 million, of which $9.5 million and $2.8 million relates to our E&O product line and new product line Warranties and Indemnities, respectively.

Average renewal premium rates for our Int’l Insurance segment for the three and nine months ended September 30, 2015 decreased 4.0% and 5.4%, respectively.  The decline for the three months was driven by decreases of 11.6% and 2.1% in our Int’l P&C and Int’l Professional Liability operating segments, respectively.  The decline for the nine months is driven by decreases of 10.3%, 4.5% and 2.1% in our Int’l P&C, Int’l Professional Liability and Int’l Marine operating segments, respectively.

Ceded Written Premiums

Ceded written premiums increased $1.2 million for the three months ended September 30, 2015, compared to the same period in 2014.  The increase is primarily due to our Transport product line within our Int’l Marine operating segment.  Ceded written premiums decreased $21.9 million for the nine months ended September 30, 2015, compared to the same period in 2014.  The decrease was primarily due to decreases in our proportional reinsurance program within each of our operating segments as well as a lower amount of current period RRP accruals compared with higher RRPs in our Int’l Marine operating segment in the prior year, primarily due to a loss which involved the sinking of a vessel in South Korean waters of $3.9 million, $0.8 million for Rena and $0.6 million for Costa Concordia, which resulted in a positive year over year effect.

Net Earned Premiums

Net earned premiums increased $2.3 million for the three months ended September 30, 2015 as compared to the same period in 2014.  This was driven by increases in our Int’l Professional Liability and Int’l P&C operating segments of $3.1 million and $2.6 million, respectively, offset by a decrease in our Int’l Marine operating segment of $3.4 million.  The increase in our Int’l Professional Liability operating segment was driven by continued growth, specifically in the E&O and Warranties & Indemnities product lines.

Net earned premiums increased $9.3 million for the nine months ended September 30, 2015 as compared to the same period in 2014.  This increase was due to a lesser amount of RRP accruals in the current year and fully earned RRPs in the prior year of $4.8 million within our Int’l Marine operating segment, which had a favorable year over year effect.  In addition, there has been continued growth in our Int’l Professional Liability operating segment partially offset by the decline in our NavTech division within our Int’l P&C operating segment.

Net Losses and LAE

The Net losses and LAE reserves as of September 30, 2015 and December 31, 2014 are as follows:

	Int'l Insurance
	As of September 30, 2015				As of December 31, 2014
amounts in thousands	Marine	P&C	Professional Liability	Total	Marine	P&C	Professional Liability	Total	Total % Change
Case Reserves	$171,492	$37,906	$10,347	$219,745	$168,575	$41,695	$12,466	$222,736	(1.3%)
IBNR Reserves	71,114	17,793	61,648	150,555	75,673	21,391	49,712	146,776	2.6%
Total	$242,606	$55,699	$71,995	$370,300	$244,248	$63,086	$62,178	$369,512	0.2%

The following tables present the impact of RRPs and reserve development on our Net losses and LAE ratio for the three and nine months ended September 30, 2015 and 2014:

	Int'l Insurance
	Three months ended September 30, 2015				Three months ended September 30, 2014
			Professional				Professional		Point
	Marine	P&C	Liability	Total	Marine	P&C	Liability	Total	Change
Net losses and LAE ratio, reported	62.5%	47.7%	54.7%	57.2%	36.5%	24.9%	56.8%	37.6%	19.6
RRPs	0.1%	0.0%	0.0%	0.0%	0.8%	(0.8%)	0.0%	0.2%	(0.2)
Net current AY release/(development)	(19.0%)	0.0%	0.0%	(10.2%)	0.0%	0.0%	0.0%	0.0%	(10.2)
Net prior AY release/(strengthening)	9.6%	(4.4%)	0.0%	4.1%	17.3%	22.5%	0.0%	15.4%	(11.3)
Net losses and LAE ratio, adjusted	53.2%	43.3%	54.7%	51.1%	54.6%	46.6%	56.8%	53.2%	(2.1)

	Int'l Insurance
	Nine months ended September 30, 2015				Nine months ended September 30, 2014
			Professional				Professional		Point
	Marine	P&C	Liability	Total	Marine	P&C	Liability	Total	Change
Net losses and LAE ratio, reported	55.7%	39.5%	51.4%	51.3%	51.0%	43.3%	48.1%	48.6%	2.7
RRPs	0.9%	0.3%	0.0%	0.5%	(2.1%)	(0.5%)	0.0%	(1.3%)	1.8
Net current AY release/(development)	(8.4%)	0.0%	0.0%	(4.9%)	(8.9%)	0.0%	0.0%	(5.4%)	0.5
Net prior AY release/(strengthening)	5.3%	3.7%	2.1%	4.3%	14.6%	2.7%	9.5%	10.9%	(6.6)
Net losses and LAE ratio, adjusted	53.5%	43.5%	53.5%	51.2%	54.6%	45.5%	57.6%	52.8%	(1.6)

For the three months ended September 30, 2015, our Int’l Insurance reporting segment recorded $7.0 million of net current AY reserve development on Property & Indemnity product within our Int’l Marine operating segment.

For the three months ended September 30, 2015, our Int’l Insurance reporting segment recorded $2.8 million of net prior AY reserve releases primarily driven by $3.5 million of reserve releases in our Int’l Marine operating segment, partially offset by net prior AY reserve strengthening of $0.7 million in our Int’l P&C operating segment.

For the nine months ended September 30, 2015, our Int’l Insurance reporting segment recorded $8.4 million of net prior AY reserve releases primarily driven by $6.0 million and $1.6 million of net reserve releases in our Int’l Marine and Int’l P&C operating segments, respectively, in connection with favorable loss emergence.

The changes in Net losses and LAE ratio, as adjusted, are primarily due to the mix of business earned.

Commission Expenses

The commission expense ratio for the three and nine months ended September 30, 2015 decreased 0.7 points and increased 0.6 points, respectively, as compared to the same periods in 2014, primarily driven by changes in our mix of business, changes in our proportional reinsurance programs, and to a lesser extent, higher profit commissions for certain products.

Other Operating Expenses

For the three and nine months ended September 30, 2015, Other operating expenses increased $2.6 million and $6.5 million, respectively, as compared to the same periods in 2014 due to investment in new underwriting initiatives in continental Europe including new underwriting offices in Rotterdam, Milan and Paris, and continued investment in new underwriting teams and support staff, partially offset by favorable foreign exchange rates.

GlobalRe

The following tables summarize our Underwriting profit (loss) for our GlobalRe reporting segment for the three and nine months ended September 30, 2015 and 2014:

	GlobalRe
	Three months ended September 30,
amounts in thousands	2015	2014	% Change
Gross written premiums	$36,491	$33,585	8.7%
Ceded written premiums	(566)	(791)	(28.4%)
Net written premiums	35,925	32,794	9.5%

Net earned premiums	$43,140	$48,669	(11.4%)
Net losses and LAE	(22,224)	(29,652)	(25.1%)
Commission expenses	(7,705)	(8,831)	(12.8%)
Other operating expenses	(3,714)	(3,940)	(5.7%)
Other underwriting income (expense)	395	122	NM
Underwriting profit (loss)	$9,892	$6,368	55.3%

Losses and LAE ratio	51.5%	60.9%
Commission expense ratio	17.9%	18.1%
Other operating expense ratio (1)	7.7%	7.9%
Combined ratio	77.1%	86.9%

NM - Percentage change not meaningful

(1) - Includes Other operating expenses and Other underwriting income (expense).

	GlobalRe
	Nine months ended September 30,
amounts in thousands	2015	2014	% Change
Gross written premiums	$141,891	$160,195	(11.4%)
Ceded written premiums	(5,806)	(4,665)	24.5%
Net written premiums	136,085	155,530	(12.5%)

Net earned premiums	$124,494	$142,866	(12.9%)
Net losses and LAE	(70,387)	(92,331)	(23.8%)
Commission expenses	(23,042)	(25,171)	(8.5%)
Other operating expenses	(11,975)	(11,750)	1.9%
Other underwriting income (expense)	441	301	46.5%
Underwriting profit (loss)	$19,531	$13,915	40.4%

Losses and LAE ratio	56.5%	64.6%
Commission expense ratio	18.5%	17.6%
Other operating expense ratio (1)	9.3%	8.1%
Combined ratio	84.3%	90.3%

(1) - Includes Other operating expenses and Other underwriting income (expense).

Gross Written Premiums

Gross written premiums increased $2.9 million for the three months ended September 30, 2015 compared to the same period in 2014, primarily due to the new business opportunities within our A&H product line, partially offset by a decrease due to non-renewals in the Latin America (“LatAm”) product line.

Gross written premiums decreased $18.3 million for the nine months ended September 30, 2015 compared to the same period in 2014, primarily due to the non-renewal of a significant multiple peril crop quota share treaty within the Agriculture product line and lower assumed RRPs compared to our prior year LatAm product line, partially offset by year over year increases in our A&H product line due to new business opportunities.

Ceded Written Premiums

Ceded written premiums decreased $0.2 million for the three months ended September 30, 2015, compared to the same period in 2014, primarily due to a premium adjustment on the 2014 Property Catastrophe retrocessional treaty for our LatAm product line.  Ceded written premiums increased $1.1 million for the nine months ended September 30, 2015 compared to the same period in 2014, primarily due to two additional retrocessional treaties written in 2015 for our LatAm product line as well as an increase in the retrocessional treaties, which includes our Property Treaty product line.

Net Earned Premiums

Net earned premiums decreased $5.5 million and $18.4 million for the three and nine months ended September 30, 2015 compared to the same periods in 2014.  These decreases were primarily due to the non-renewal of the crop quota share treaty noted above and less RRPs assumed than in prior year, partially offset by growth in our A&H, Professional Liability, LatAm and Property Treaty products.

Net Losses and LAE

The Net losses and LAE reserves as of September 30, 2015 and December 31, 2014 are as follows:

	GlobalRe
	As of
amounts in thousands	September 30, 2015	December 31, 2014	% Change
Case Reserves	$27,907	$31,108	(10.3%)
IBNR Reserves	105,601	90,580	16.6%
Total	$133,508	$121,688	9.7%

The following tables present the impact of RRPs and reserve development on our Net losses and LAE ratio for the three and nine months ended September 30, 2015 and 2014:

	GlobalRe
	Three months ended Sept. 30,		Point
	2015	2014	Change
Net losses and LAE ratio, reported	51.5%	60.9%	(9.4)
RRPs	0.3%	1.6%	(1.3)
Net current AY release/(development)	(1.2%)	0.0%	(1.2)
Net prior AY release/(strengthening)	9.9%	1.1%	8.8
Net losses and LAE ratio, adjusted	60.5%	63.6%	(3.1)

	GlobalRe
	Nine months ended Sept. 30,		Point
	2015	2014	Change
Net losses and LAE ratio, reported	56.5%	64.6%	(8.1)
RRPs	0.3%	1.8%	(1.5)
Net current AY release/(development)	(0.4%)	0.0%	(0.4)
Net prior AY release/(strengthening)	3.4%	(1.5%)	4.9
Net losses and LAE ratio, adjusted	59.8%	64.9%	(5.1)

The favorable variance in adjusted Net losses and LAE ratio for the three months ended September 30, 2015 compared to the same period in 2014 was primarily driven by mix of business earned in the quarter related to A&H premium adjustment earnings which carried a higher loss ratio.

The favorable variance in adjusted Net losses and LAE ratio for the nine months ended September 30, 2015 compared to the same period in 2014 was primarily driven by the non-renewal of the crop quota share treaty which carried a higher loss ratio, partially offset by the A&H premium adjustment noted above.

Commission Expenses

The Commission expense ratio decreased 0.2 points for the three months ended September 30, 2015 compared to the same period in 2014, due to mix of business changes, particularly a decrease in A&H quota share business which carries a higher commission rate.  The Commission expense ratio increased 0.9 points for the nine months ended September 30, 2015 compared to the same period in 2014, resulting from an increase in A&H and LatAm products’ profit commissions payable as well as the non-renewal of a significant multiple peril crop quota share treaty, within our Agriculture product line, which carried a lower commission rate. This was offset by a decrease in the A&H product line’s assumed quota share business, as noted above.

Other Operating Expenses

Other operating expenses remained flat for the three and nine months ended September 30, 2015, compared to the same periods in 2014.

Capital Resources and Liquidity

Capital Resources

Our capital resources consist of funds deployed or available to be deployed to support our business operations.  As of September 30, 2015 and December 31, 2014, our capital resources were as follows:

	As of
amounts in thousands	Sept. 30, 2015	December 31, 2014
Senior notes	$263,544	$263,440
Stockholders' equity	1,076,855	1,027,224
Total capitalization	$1,340,399	$1,290,664

Ratio of debt to total capitalization	19.7%	20.4%

We primarily rely upon dividends from our subsidiaries to meet our Parent Company’s obligations.  Our Parent Company’s cash obligations primarily consist of semi-annual (April and October) interest payments of $7.6 million on the Senior notes.  Going forward, the interest payments may be made from funds held at our Parent Company or dividends from its subsidiaries.

Navigators Insurance Company may pay dividends to our Parent Company out of its statutory earned surplus pursuant to statutory restrictions imposed under the New York insurance law.  As of September 30, 2015, the maximum amount available for the payment of dividends by Navigators Insurance Company in 2015 without prior regulatory approval is $91.7 million.

Navigators Corporate Underwriters, Ltd., our wholly-owned corporate member at Lloyd’s, may pay dividends to our Parent Company up to the extent of available profits that have been distributed from the Syndicate.  As of September 30, 2015, that amount was $12.6 million (£8.0 million).

Senior Notes and Credit Facility

On October 4, 2013, we completed a public debt offering of $265.0 million of the 5.75% Senior notes and received net proceeds of $263.3 million. The effective interest rate related to the net proceeds received from the 5.75% Senior notes is approximately 5.86%.  Interest is payable on the 5.75% Senior notes each April 15 and October 15.

On November 6, 2014, NUAL entered into a credit facility for $8.0 million Australian Dollars with Barclays Bank PLC to fund its participation in the Syndicate. The facility is used to fund Australian underwriting obligations for the 2015 and prior underwriting years (“UWYs”). The facility contains customary covenants for facilities of this type, including a restriction on future encumbrances that are outside the ordinary course of business, and a requirement to maintain at least £75 million of Funds at Lloyd’s. Interest is payable on the facility at a rate of 2% per annum above a floating rate tied to the average mid-rate for Australian bills of exchange administered by the Australian Financial Markets Association. The facility may be cancelled by either party after providing written notice.  As of September 30, 2015, our Company was in compliance with all covenants.

On November 24, 2014, our Company entered into a $175.0 million credit facility agreement with ING Bank N.V., London Branch, individually and as Administrative Agent, and a syndicate of lenders. The new credit facility amended and restated a $165.0 million letter of credit facility entered into by the parties on November 22, 2012.  The credit facility, which is denominated in USD, is utilized to fund our participation in the Syndicate by posting Funds at Lloyd’s through letters of credit for the 2015 and 2016 UWYs, as well as open prior years.  The letters of credit issued under the facility can be denominated in GBP and their aggregate face amount will fluctuate based on exchange rates.  If any letters of credit remain outstanding under the facility after December 31, 2016, our Company would be required to post additional collateral to secure the remaining letters of credit.  As of September 30, 2015, letters of credit with an aggregate face amount of $148.5 million were outstanding under the credit facility and our Company had $1.0 million of cash collateral posted.

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

Net cash provided by operating activities was $159.1 million for the nine months ended September 30, 2015 compared to $181.4 million for the same period in 2014.  The net decrease in cash flow from operations during the nine months ended September 30, 2015 was largely attributable to increased estimated federal tax payments associated with profitable underwriting results. Additionally, we experienced increased operating expenses paid resulting from increased headcount associated with the expansion of our business lines in our U.S. Insurance segment and into new European regions in our Int’l Insurance segment, offset by increased premium collections.

Net cash used in investing activities was $181.8 million for the nine months ended September 30, 2015 compared to $194.1 million for the comparable period in 2014.  Fluctuations in cash provided by, or used in, investing activities is primarily due to changes in operating cash flows and the associated ongoing management of our investment portfolio.

Net cash provided by financing activities was $1.4 million for the nine months ended September 30, 2015 compared to $0.6 million for the comparable period in 2014. The fluctuation in cash provided by financing activities is primarily the result of transactions in our employee stock purchase plan.

Investments

Our investment portfolio is invested primarily in publicly traded, investment grade, fixed income securities with an average credit quality of AA-/Aa3 as rated by S&P or Moody’s Investors Service (“Moody’s”).  As of September 30, 2015, our portfolio had a duration of 3.8 years.  Management periodically projects cash flow of the investment portfolio and other sources in order to maintain the appropriate levels of liquidity in an effort to ensure our ability to satisfy claims.  As of September 30, 2015 and December 31, 2014, all Fixed maturities and Equity securities held by us were classified as available-for-sale.

The portfolio is externally managed by independent, professional investment managers and is broadly diversified across geographies, sectors, and issuers. The primary objectives are to maximize total investment return in the context of preserving the statutory surplus of the insurance companies and enhancing shareholder value.  As part of our overall investment strategy, we seek to build a tax efficient investment portfolio.  As of September 30, 2015, the tax-exempt portion of our Fixed maturities portfolio was 20.9%.  The investments are subject to the oversight of the respective insurance companies’ Boards of Directors and the Finance Committee of the Parent Company’s Board of Directors.

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

The following table summarizes the composition of our investments at fair value:

	Fair Value as of
amounts in thousands	Sept. 30, 2015	Dec. 31, 2014	% Change
Fixed maturities:
U.S. Treasury bonds, agency bonds and foreign government bonds	$301,915	$397,923	(24.1%)
States, municipalities and political subdivisions	571,104	541,007	5.6%
Mortgage-backed and asset-backed securities:
Agency mortgage-backed securities	360,198	364,622	(1.2%)
Residential mortgage obligations	31,568	34,087	(7.4%)
Asset-backed securities	197,934	206,413	(4.1%)
Commercial mortgage-backed securities	204,876	206,318	(0.7%)
Subtotal	$794,576	$811,440	(2.1%)
Corporate bonds	729,392	615,564	18.5%
Total fixed maturities	$2,396,987	$2,365,934	1.3%
Equity securities	274,928	184,295	49.2%
Short-term investments	233,142	179,506	29.9%
Total investments	$2,905,057	$2,729,735	6.4%

Invested assets increased from December 31, 2014 primarily due to strong operating cash flows and to a lesser extent a decrease in Treasury rates.  This was partially offset by spreads widening.  The decrease in U.S. Treasury, agency and foreign government bonds is due to a strategic reallocation to municipal and corporate bonds in an effort to enhance portfolio yield.  During 2015, operating cash flows were primarily invested in Equity securities to compensate for lower yields in fixed income.

The following table sets forth the amount of our Fixed maturities as of September 30, 2015 by S&P credit rating or, if an S&P rating is not available, the equivalent Moody’s rating. The total rating is the weighted average quality rating for the Fixed maturities portfolio as a whole.

		As of September 30, 2015
amounts in thousands	Rating	Fair Value	Amortized Cost
Rating description:
Extremely strong	AAA	$435,330	$435,805
Very strong	AA	1,019,705	998,357
Strong	A	683,626	675,586
Adequate	BBB	234,948	234,370
Speculative	BB & Below	23,348	23,024
Not rated	NR	30	30
Total	AA	$2,396,987	$2,367,172

The following table sets forth the composition of the non-government guaranteed Fixed maturities categorized by asset class and generally equivalent S&P and Moody’s ratings (not all securities in our portfolio are rated by both S&P and Moody’s) as of September 30, 2015:

	As of September 30, 2015
amounts in thousands	AAA	AA	A	BBB	BB and below	NR	Fair Value	Amortized Cost
Municipal bonds	$43,456	$361,273	$165,318	$1,027	$—	$30	$571,104	$554,629
Agency residential mortgage-backed	—	360,198	—	—	—	—	360,198	353,910
Residential mortgage-backed	18,269	3,883	107	1,504	7,805	—	31,568	30,818
Asset-backed	125,808	17,609	48,496	6,021	—	—	197,934	198,189
Commercial mortgage-backed	151,782	25,071	28,023	—	—	—	204,876	200,499
Corporate bonds	12,304	51,224	423,925	226,396	15,543	—	729,392	722,727
Total	$351,619	$819,258	$665,869	$234,948	$23,348	$30	$2,095,072	$2,060,772

The following table sets forth our U.S. Treasury bonds, agency bonds and foreign government bonds, as well as our state, municipality and political subdivision bond holdings by sector:

	As of September 30, 2015
amounts in thousands	Fair Value	Amortized Cost
U.S. Treasury bonds, agency bonds and foreign government bonds:
U.S. Treasury bonds	$89,239	$86,972
Agency bonds	111,601	109,884
Foreign government bonds	101,075	109,544
Total U.S. Treasury bonds, agency bonds and foreign government bonds	$301,915	$306,400

States, municipalities and political subdivisions:
General obligation	$164,581	$161,146
Prerefunded	25,813	24,675
Revenue	311,220	300,588
Taxable	69,490	68,220
Total States, municipalities and politcal subdivsions	$571,104	$554,629

We own $60.3 million of municipal securities, which are credit enhanced by various financial guarantors. As of September 30, 2015, the average underlying credit rating for these securities is AA-.  There has been no material adverse impact to our investment portfolio or results of operations as a result of downgrades of the credit ratings for several of the financial guarantors.

The following table sets forth our agency mortgage-backed securities (“AMBS”) and residential mortgage-backed securities (“RMBS”) issued by the Government National Mortgage Association (“GNMA”), Federal National Mortgage Association (“FNMA”) and Federal Home Loan Mortgage Corporation (“FHLMC”) and the quality category (prime, Alternative A-paper (“Alt-A”) and subprime) for all other such investments as of September 30, 2015:

	As of September 30, 2015
amounts in thousands	Fair Value	Amortized Cost
AMBS:
GNMA	$71,452	$69,928
FNMA	193,450	189,945
FHLMC	95,296	94,037
Total agency mortgage-backed securities	$360,198	$353,910

RMBS:
Prime	$11,825	$11,411
Alt-A and subprime	1,474	1,383
Non-U.S. RMBS	18,269	18,024
Total residential mortgage-backed securities	$31,568	$30,818

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

Details of the collateral of our asset-backed securities portfolio as of September 30, 2015 are presented below:

	As of September 30, 2015
amounts in thousands	Fair Value	Amortized Cost
Auto loans	$29,711	$29,451
Credit cards	41,277	41,273
Collateralized loan obligations	75,933	76,688
Time share	23,151	23,059
Miscellaneous	27,862	27,718
Total	$197,934	$198,189

We hold non-sovereign securities where the issuer is located in the Euro Area, an economic and monetary union of certain member states within the European Union that have adopted the Euro as their common currency. As of September 30, 2015, the fair value of such securities was $87.2 million, with an amortized cost of $86.7 million, representing 3.3% of our total Fixed maturities and equity portfolio.  Our largest exposure is in the Netherlands with a total of $39.8 million followed by France with a total of $25.8 million.  We have no direct exposure to Greece, Portugal, Italy or Spain within the Euro Area, or Ukraine or Russia as of September 30, 2015.

The following table summarizes the gross unrealized investment losses as of September 30, 2015 by length of time where the fair value was less than 80% of amortized cost:

	As of September 30, 2015
	Fixed	Equity
amounts in thousands	Maturities	Securities	Total
Less than twelve months	$—	$1,702	$1,702
Longer than twelve months	5,147	—	5,147
Total	$5,147	$1,702	$6,849

The longer than twelve months unrealized loss of $5.1 million is due to unfavorable foreign exchange movement in our Canadian portfolio.

Our Company had credit related OTTI losses of $1.3 million and $1.7 million from our equity portfolio during the three and nine months ended September 30, 2015.  Our Company did not have any credit related OTTI losses during the three and nine months ended September 30, 2014.  The fair value of our investment portfolio may fluctuate significantly in response to various factors such as changes in interest rates, investment quality ratings, equity prices, foreign exchange rates and credit spreads.  We do not have the intent to sell nor is it more likely than not that we will have to sell Fixed maturities in unrealized loss positions that are not other-than-temporarily impaired before recovery. For structured securities, default probability and severity assumptions differ based on property type, vintage and the stress of the collateral.  We do not intend to sell any of these securities and it is more likely than not that, we will not be required to sell these securities before the recovery of the amortized cost basis. For Equity securities, we also consider our intent to hold securities as part of the process of evaluating whether a decline in fair value represents an other-than-temporary decline in value. We may realize investment losses to the extent our liquidity needs require the disposition of Fixed maturity securities in unfavorable interest rate, liquidity or credit spread environments. Significant changes in the factors we consider when evaluating investments for impairment losses could result in a significant change in impairment losses reported in the Consolidated Financial Statements.

Critical Accounting Estimates

Our Company’s Annual Report on Form 10-K for the year ended December 31, 2014 discloses our critical accounting estimates (refer to Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Estimates).

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

(b)

There have been no changes during our third fiscal quarter in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes from the risk factors as previously disclosed in our Company’s 2014 Annual Report on Form 10-K.

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

The Navigators Group, Inc.
(Company)

Dated: November 6, 2015	By:	/s/ Ciro M. DeFalco
Ciro M. DeFalco
Senior Vice President and Chief Financial Officer

Index to Exhibits

Exhibit No.	Description of Exhibit

11-1	Computation of Per Share Earnings	*

31-1	Certification of CEO per Section 302 of the Sarbanes-Oxley Act	*

31-2	Certification of CFO per Section 302 of the Sarbanes-Oxley Act	*

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