Form 10-K
period 2015-12-31
NAVIGATORS GROUP INC
filed 2016-02-12
CIK 793547

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to _____.

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

Large accelerated filer	☒	Non-accelerated filer	☐

Accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of voting stock held by non-affiliates as of June 30, 2015 was $843,496,877 (Last business day of The Company’s most recently completed second fiscal quarter).

The number of common shares outstanding as of January 28, 2016 was 14,441,411 (Last practical business day for the count of shares outstanding).

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s  definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 26, 2016  are incorporated by reference in Part III, Items 10, 11, 12, 13 and 14 of this Form 10‑K.

FORWARD-LOOKING STATEMENTS

Some of the statements in this Annual Report on Form 10-K are “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact included in or incorporated by reference in this Annual Report are forward-looking statements.  Whenever used in this report, the words “estimate,” “expect,” “believe,” “may,” “will,” “intend,” “continue” or similar expressions or their negative are intended to identify such forward-looking statements.  Forward-looking statements are derived from information that we currently have and assumptions that we make. Factors that could cause actual results to differ materially from our forward-looking statements include, but are not limited to, the factors described in Part I, Item 1A, Risk Factors of this report. Due to these known risks, any unknown risks, uncertainties and assumptions, forward-looking statements discussed in this report may not occur and actual results may differ materially, you are therefore cautioned not to place undue reliance on them. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

PART I

ITEM 1. BUSINESS

Overview

Unless the context requires otherwise, the terms “we,” “us,”  “our,” or “our Company” are used to mean The Navigators Group, Inc., a Delaware holding company established in 1982, and its subsidiaries.  The terms “Parent” or “Parent Company” are used to mean The Navigators Group, Inc. without our subsidiaries.

We are an international insurance company with a long-standing area of specialization in Marine insurance. Our Property and Casualty (“P&C”) insurance business primarily offers general liability coverage and umbrella & excess liability coverage to commercial enterprises through our Primary and Excess Casualty divisions. We have also developed niches in Professional Liability insurance, through our Directors & Officers (“D&O”) and Errors & Omissions (“E&O”) divisions. Beginning in 2010, we added reinsurance products through our Global Reinsurance (“GlobalRe”) business.

We operate through various wholly-owned subsidiaries, including Navigators Insurance Company (“NIC”), inclusive of our United Kingdom Branch (“U.K. Branch”), and Navigators Specialty Insurance Company (“NSIC”), both of which are U.S. insurance companies, and Navigators Underwriting Agency Ltd., a Lloyd’s of London (“Lloyd’s”) underwriting agency that manages Lloyd’s Syndicate 1221 (“the Syndicate”) in the United Kingdom (“U.K.”). Our Company controls 100% of the Syndicate’s stamp capacity.

Segment Information

During the first quarter of 2015, we realigned our reporting segments from Insurance Companies, Lloyd’s Operations and Corporate to U.S. Insurance, International Insurance (“Int’l Insurance”), GlobalRe and Corporate.  Our previously reported segments were consistent with our legal entity structure; however, our new reporting segments are now primarily reflective of where our business is written. Our new segment presentation reflects an increase in the level of importance that our Chief Operating Decision Maker now places on the results of the underlying operating segments when aggregated and reported in alignment with the products and services offered to the marketplace versus when aggregated and reported in alignment with our legal entity structure.

For additional information on our new segment presentation and for financial information concerning our operations by segment, see Segment Results included in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 2, Segment Information, in the Notes to the Consolidated Financial Statements.

The following table presents Net earned premiums by segment:

Years Ended December 31,	2015 Net Premiums	% of	2014 Net Premiums	% of	2013 Net Premiums	% of
amounts in millions	Earned	Total	Earned	Total	Earned	Total
U.S. Insurance	$556	56.5%	$504	53.9%	$438	52.0%
Int'l Insurance	260	26.4%	244	26.0%	233	27.7%
GlobalRe	168	17.1%	188	20.1%	171	20.3%
Total	$984	100.0%	$936	100.0%	$842	100.0%

Products and Distribution

Our Company distributes our products through international, national, and regional, retail and wholesale insurance brokers. Our Company’s on-going operations are organized into distinct divisions and products each offering specialized services targeted at specific niche markets.

Our U.S. Insurance, Int’l Insurance and GlobalRe reporting segments are considered our underwriting segments. Both the U.S. Insurance and Int’l Insurance reporting segments are comprised of three operating segments:

•	Marine – Our Company has been providing insurance protection for global marine clients since 1974. We offer insurance for companies engaged in diverse aspects of shipping, trade and transportation.
•	P&C – Our P&C operating segment brings a unique, specialist orientation to the standard commercial middle market for targeted industries and exposures.
•	Professional Liability – Our Professional Liability operating segment provides niche insurance solutions for numerous Professional Liability risks.

Our underwriting segments and operating segments noted above are comprised of business divisions and/or products.

A summary of our U.S. Insurance – U.S. Marine operating segment by product is as follows:

U.S. Marine Products

Cargo – We offer all-risk coverage for manufacturing, importers, exporters and freight forwarders with available coverage enhancements including domestic and international inland transit, warehouse storage and exhibition coverage.

Craft – We offer coverage for physical damage and third party liability coverage for tugs, barges, port/harbor vessels and other miscellaneous commercial craft.
Hull – We offer various coverages for owner/operators of commercial vessels including bulk, dry, tank, passenger and other ocean going vessel types.

Inland Marine – Products include builders risk including renovation and repair, installation processes, contractors’ equipment and various other inland marine coverages. Tailored products and services for truckers, warehousing, inland shippers including coverage for commercial transit and legal liability are offered.

Marine Liability – Products include coverage for liability to third parties for bodily injury or property damage stemming from marine-related operations, including but not limited to terminals, marinas and stevedoring.  We focus on the associated liability exposures of multi-national corporations, small to medium size marine operations.

Other products offered: Customs Bonds, Fishing Vessels, Transport, War and Other Marine.

A summary of our U.S. Insurance – U.S. P&C operating segment by business division and primary products within these divisions are as follows:

U.S. P&C Products by Division
Energy & Engineering

Onshore Energy – Our insurance offerings include coverage for physical loss or damage to refineries and process plants in the oil, gas and petrochemical industries, with coverage for principal perils including fire, explosion, machinery breakdown and, in some cases, natural perils such as earthquakes and/or flooding.  We focus on owners and investors in refineries, gas processing, and other hydrocarbon processing industries, typically those with mid-sized asset schedules.

Offshore Energy – Policies can cover physical damage to fixed and mobile rigs, land rigs and associated equipment and pipelines plus the risks encountered during the drilling and production phases of wells (both on and offshore) and any subsequent re-drill required, along with any consequential seepage and pollution from these incidents. We focus on small to very large companies involved in the exploration and production of hydrocarbons in all areas of the world and those investing in windfarms.

Other products offered: Other Energy & Engineering which includes power station insurance and construction project insurance.

Environmental – We underwrite on a primary or excess basis coverage in three main sectors: contractors pollution liability for a wide range of general and trade contractors; site pollution liability for environmental exposures typical of real estate ownership or operation; and integrated casualty which is a combination of general liability and pollution liability for product manufacturers and distributors, in combination with professional liability, for environmental consultants and contractors.

Excess Casualty – We provide Commercial Retail Excess Casualty and Specialty Wholesale Excess Casualty products for specialties such as manufacturing and wholesale distribution, commercial and residential construction, and construction projects.

Primary Casualty – Our Company’s Primary Casualty division provides general liability coverage solutions on a non-admitted basis through selected wholesale brokers.
Other P&C – Products offered in this division include: Auto, Global Package, Life Sciences, Property and Other P&C which includes run-off lines of business.

A summary of our U.S. Insurance – U.S. Professional Liability operating segment by business division and primary products within these divisions are as follows:

U.S. Professional Liability Products by Division

D&O – We provide D&O insurance to companies for losses resulting from claims alleging breaches of fiduciary duty including shareholder claims, employment related matters and other claims alleging various wrongful acts.

E&O – We underwrite Professional Liability insurance for the following products within our E&O division: Architects & Engineers (“A&E”), Accountants, Miscellaneous Professional Liability, Real Estate E&O and Other E&O.

Other Professional Liability – includes run-off lines of business.

A summary of our Int’l Insurance – Int’l Marine operating segment by product is as follows:

Int’l Marine Products
Marine Liability – We focus on the marine liability exposures of multi-national corporations as well as small to medium size marine operators.
Protection & Indemnity (“P&I”) – We offer fixed-cost P&I coverage for small to medium sized vessels.
Specie – We offer specie and fine art insurance coverage.
Transport – We provide comprehensive insurance for a full range of operations in the global ports, terminal operators and logistics sector.
Other products offered: Cargo, Craft, Energy Liability, Hull, War and Other Marine.

A summary of our Int’l Insurance – Int’l P&C operating segment by business division and primary products within these divisions are as follows:

Int’l P&C Products by Division

Energy & Engineering

Onshore Energy – Our insurance offerings include coverage for physical loss or damage to refineries and process plants in the oil, gas and petrochemical industries, with coverage for principal perils including fire, explosion, machinery breakdown and, in some cases, natural perils such as earthquakes and/or flooding.  We focus on owners and investors in refineries, gas processing, and other hydrocarbon processing industries, typically those with mid-sized asset schedules.

Offshore Energy – Policies can cover physical damage to fixed and mobile rigs, land rigs and associated equipment and pipelines plus the risks encountered during the drilling and production phases of wells (both on and offshore) and any subsequent re-drill required, along with any consequential seepage and pollution from these incidents. We focus on small to very large companies involved in the exploration and production of hydrocarbons in all areas of the world and those investing in windfarms.

Other products offered: Other Energy & Engineering which includes power station insurance and construction project insurance.

Environmental – We underwrite monoline environmental impairment liability, on primary and excess follow form policies.  This includes coverage for site-based exposures and contractor’s pollution on an annual and single project basis.  The same core coverage can also be embedded into other products, including general liability and errors and omissions.

Excess Casualty – We offer a Specialty Wholesale Excess Casualty product for specialties such as manufacturing and wholesale distribution, commercial and residential construction, and construction projects.

Property – We provide property insurance coverage for commercial businesses.
Other P&C – Products offered in this division include: Life Sciences, Political Violence & Terrorism (“PV&T”) and Other P&C which includes run-off lines of business.

A summary of our Int’l Insurance – Int’l Professional Liability operating segment by business division and primary products within these divisions are as follows:

Int’l Professional Liability Products by Division
D&O – We underwrite D&O insurance for public and private companies for losses resulting from securities claims or wrongful acts.

E&O – We underwrite E&O insurance for the following products within our E&O division: Miscellaneous Professional Liability and Other E&O which includes professional liability insurance for lawyers, architects and engineers, and accountants.

A summary of our GlobalRe reporting segment by business products is as follows:

GlobalRe Products

Accident & Health (“A&H”) – We underwrite quota share and excess of loss reinsurance covering healthcare benefits, including employer stop loss, fully insured, limited medical benefits, dental benefits, and prescription drug benefits.

Marine – We underwrite marine quota share and excess of loss reinsurance on international ocean marine portfolios.

P&C – We underwrite quota share, excess of loss and facultative property and casualty reinsurance in Latin America & the Caribbean (“LatAm”) as well as international property reinsurance (“property treaty”) to selected insurance companies.

Professional Liability – We underwrite quota share and excess of loss reinsurance covering professional and management liability portfolios.
Other products include: Agriculture (global), Surety (focused in Latin America) and Other Reinsurance.

Competitive Environment

Our Company faces competition from both domestic and foreign insurers, many of whom have longer operating histories and greater financial, marketing and management resources. Competition in the types of insurance which our Company is engaged in is based on many factors, including the perceived overall financial strength ratings as assigned by independent rating agencies, pricing, other terms and conditions of products and services offered, business experience, business infrastructure, global presence, marketing and distribution arrangements, agency and broker relationships, quality of customer service (including speed of claims payments), product differentiation and quality, operating efficiencies and underwriting. Furthermore, insureds tend to favor large, financially strong insurers, and our Company faces the risk that we will lose market share to these larger, financially strong insurers. Another competitive factor in the industry is the entrance of other underwriting organizations and other financial services providers, such as banks and brokerage firms, into the insurance business. These efforts pose new challenges to insurance companies and agents from financial services companies traditionally not involved in the insurance business.  We strive to offer superior service, which we believe has differentiated us from our competitors. Our Company pursues a specialist strategy and focuses on market opportunities where we can compete effectively based on service levels and product design, while still achieving an adequate level of profitability. Our Company has grown, in part, from the leveraging of cross-marketing opportunities with our other operations to take advantage of our organization's global presence.

Employees

As of December 31, 2015, we had 675 full-time employees of which 506 were located in the United States, 143 in the United Kingdom, 7 in the Netherlands, 5 in Italy, 5 in Sweden, 4 in France, 2 in Belgium, 2 in Denmark, and 1 in Brazil.

Loss Reserves

Loss reserves are estimates of what the insurer or reinsurer expects to pay on claims, based on facts and circumstances then known. It is possible that the ultimate liability may exceed or be less than such estimates. In setting the loss reserve estimates, our Company reviews statistical data covering several years, analyzes patterns by line of business and considers several factors including trends in claims frequency and severity, changes in operations, emerging economic and social trends, inflation and changes in the regulatory and litigation environment. We also consult with experienced claims professionals. Based on our analysis, we make a best estimate of our ultimate liability.  During the loss settlement period, which, in some cases, may last several years, additional facts regarding individual claims may become known and, accordingly, it often becomes necessary to refine and adjust the estimates of liability on a claim upward or downward. Such estimates are regularly reviewed and updated and any resulting adjustments are included in our current period’s earnings. Even then, the ultimate liability may exceed or be less than our revised estimates. Our reserving process is intended to provide implicit recognition of the impact of inflation and other factors affecting loss payments by taking into account changes in historical payment patterns and perceived probable trends. There is generally no precise method for the subsequent evaluation of the adequacy of the consideration given to inflation, or to any other specific factor, because the eventual strengthening or release of reserves is affected by many factors, some of which are interdependent.

Our Company maintains reserves for unpaid losses and unpaid loss adjustment expenses (“LAE”) for all lines of business. Loss reserves consist of both reserves for reported claims, known as case reserves, and reserves for losses that have occurred but have not yet been reported, known as incurred but not reported (“IBNR”) losses.  In the normal course of business, our Company cedes a portion of our premium to reinsurers through treaty and facultative reinsurance agreements.  Although reinsurance does not discharge our Company from liability to our policyholders, our Company participates in reinsurance agreements to limit our loss exposure and to protect us against catastrophic losses.

There is a lag between the time premiums are written and related losses and LAE are incurred, and the time such events are reported to us. The loss reserves include amounts related to short tail and long tail classes of business. Short tail business refers to claims that are generally reported quickly upon occurrence of an event and involve little or no litigation, making estimation of loss reserves less complex. The long tail business includes our Marine Liability product as well as various other insurance products in our P&C and Professional Liability operating segments. For the long tail lines, significant periods of time, ranging up to several years or more, may elapse between the occurrence of the loss, the reporting of the loss and the settlement of the claim. Generally, the longer the time span between the incidence of a loss and the settlement of the claim, the more likely the ultimate settlement amount will vary from the original estimate.

The following table presents the development of our loss and LAE reserves for 2005 through 2015. Net reserves for losses and LAE reflects our net reserves at the balance sheet date for each of the indicated years and represents our estimated amount of losses and LAE arising in all prior years that are unpaid at the balance sheet date. Reserves for losses and LAE re-estimated  in the table reflect our re-estimated amount of our previously recorded reserves based on experience as of the end of each succeeding year. Our reserve estimates may change as more information becomes known about the frequency and severity of claims for individual years. Our net and gross cumulative redundancy (deficiency) in the table reflect our cumulative amounts developed as of successive years with respect to the aforementioned reserve liability. Our cumulative redundancy (deficiency) represents the aggregate change in the estimates over all prior years.

The table calculates losses and LAE reported and recorded for all prior years starting with the year in which the loss was incurred. For example, assuming that a loss occurred in 2005 but was not reported until 2006, the amount of such loss will appear as a deficiency in both 2005 and 2006. Conditions and trends that have affected development of the liability in the past may not necessarily occur in the future. Accordingly, it may not be appropriate to extrapolate future strengthening or releases based on the table.

A significant portion of our favorable or adverse development on the gross reserves has been ceded to the excess-of-loss reinsurance treaties.  As a result of these reinsurance arrangements, our gross losses and related reserve strengthening and releases tend to be more sensitive to favorable or adverse developments such as those described above than our net losses and related reserve strengthening and releases.

	Year Ended December 31,
amounts in thousands	2005	2006	2007	2008	2009	2010	2011	2012	2013	2014	2015
Net reserves for losses and LAE	$578,976	$696,116	$847,303	$999,871	$1,112,934	$1,142,542	$1,237,234	$1,216,909	$1,222,633	$1,308,136	$1,393,126
Reserves for losses and LAE re-estimated as of:
One year later	561,762	649,107	796,557	990,930	1,099,132	1,144,687	1,191,943	1,215,643	1,166,821	1,243,467
Two years later	523,541	589,044	776,845	971,048	1,065,382	1,068,344	1,189,651	1,142,545	1,144,854
Three years later	481,532	555,448	767,600	943,231	1,037,233	1,084,728	1,167,745	1,165,959
Four years later	461,563	559,368	749,905	925,756	1,027,551	1,072,849	1,193,950
Five years later	469,195	539,327	745,489	921,597	1,029,215	1,097,862
Six years later	451,807	538,086	736,776	925,518	1,041,778
Seven years later	449,395	530,856	737,514	935,511
Eight years later	444,632	526,515	742,079
Nine years later	440,561	526,457
Ten years later	435,215

Net cumulative redundancy (deficiency)	$143,761	$169,659	$105,224	$64,360	$71,156	$44,680	$43,284	$50,950	$77,779	$64,669
Net cumulative paid as of:
One year later	133,337	142,938	180,459	263,523	314,565	309,063	407,385	365,479	295,527	320,863
Two years later	219,125	233,211	322,892	460,058	517,125	552,881	620,955	550,747	512,709
Three years later	264,663	300,328	441,267	591,226	682,051	695,054	752,315	703,511
Four years later	302,273	359,592	526,226	688,452	773,261	785,046	862,722
Five years later	337,559	401,102	583,434	745,765	828,269	868,850
Six years later	356,710	427,282	620,507	785,211	872,685
Seven years later	372,278	451,118	645,951	819,146
Eight years later	385,902	462,648	663,914
Nine years later	392,468	471,597
Ten years later	395,012

Gross liability-end of year	1,557,991	1,607,555	1,648,764	1,853,664	1,920,286	1,985,838	2,082,679	2,097,048	2,045,071	2,159,634	2,202,644
Reinsurance recoverable	979,015	911,439	801,461	853,793	807,352	843,296	845,445	880,139	822,438	851,498	809,518
Net liability-end of year	$578,976	$696,116	$847,303	$999,871	$1,112,934	$1,142,542	$1,237,234	$1,216,909	$1,222,633	$1,308,137	$1,393,126
Gross re-estimated latest	1,317,231	1,314,036	1,483,054	1,708,728	1,767,747	1,856,992	1,998,568	1,984,240	1,931,248	2,047,514
Re-estimated recoverable latest	882,016	787,579	740,975	773,217	725,969	759,130	804,618	818,281	786,394	804,047
Net re-estimated latest	$435,215	$526,457	$742,079	$935,511	$1,041,778	$1,097,862	$1,193,950	$1,165,959	$1,144,854	$1,243,467
Gross cumulative redundancy (deficiency)	$240,760	$293,519	$165,710	$144,936	$152,539	$128,846	$84,111	$112,808	$113,823	$112,120

Investments

The objective of our investment policy, guidelines and strategy is to maximize total investment return in the context of preserving and enhancing shareholder value and statutory surplus of our regulated insurance companies. Secondarily, we seek to optimize after-tax investment income.

The investments are managed by outside professional fixed-income and equity portfolio managers.  We seek to achieve our investment objectives by investing in cash equivalents and money market funds, municipal bonds, sovereign bonds,  government agency guaranteed and non-guaranteed securities, corporate bonds, mortgage-backed and asset-backed securities,  common and preferred stocks, and exchange traded funds.

Our investment guidelines require that the amount of the consolidated fixed maturities portfolio rated below “A-” but no lower than “BBB-” by S&P or below “A3” but no lower than “Baa3” by Moody’s Investors Service (“Moody’s”) shall not exceed 10% of our total investment portfolio.  Fixed maturities securities rated below “BBB-” by S&P or “Baa3” by Moody’s combined with any other investments not specifically permitted under the investment guidelines, cannot exceed 2% of our total investment portfolio.  Investments in equity securities that are actively traded on major U.S. stock exchanges cannot exceed 15% of our total investment portfolio.  Finally, our investment guidelines prohibit investments in derivatives other than as a hedge against foreign currency exposures or the writing of covered call options on our equity portfolio.

Our regulated insurance companies’ investments are subject to the oversight of their respective Boards of Directors and the Finance Committee of the Parent Company’s Board of Directors.  Our investment portfolio and the performance of the investment managers are reviewed quarterly.  Our investments within NIC and NSIC must comply with the insurance laws of New York State, the domiciliary state of NIC and NSIC.  These laws prescribe the type, quality and concentration of investments which may be made by insurance companies.  In general, these laws permit investments, within specified limits and subject to certain qualifications, in federal, state and municipal obligations, corporate bonds, structured securities, preferred stocks, common stocks, real estate mortgages and real estate.

Our investments supporting Int’l Insurance business must also comply with the regulations set forth by the Prudential Regulation Authority (“PRA”) in the U.K.  Our investments supporting business at Lloyd’s are subject to the direction and control of the Board of Directors and the Investment Committee of Navigators Underwriting Agency Ltd. (“NUAL”), as well as our Parent Company’s Board of Directors and Finance Committee.

Refer to Management’s Discussion of Financial Condition and Results of Operations - Investments and Note 3, Investments, in the Notes to Consolidated Financial Statements, both of which are included herein, for additional information regarding investments.

Regulation

United States

Our Company is subject to regulation under the insurance statutes, including holding company statutes of various states and applicable regulatory authorities in the United States.  These regulations vary but generally require insurance holding companies, and insurers that are subsidiaries of holding companies, to register and file reports concerning their capital structure, ownership, financial condition and general business operations.  Such regulations also generally require prior regulatory agency approval of changes in control of an insurer and of certain transactions within the holding company structure.  The regulatory agencies have statutory authorization to enforce their laws and regulations through various administrative orders and enforcement proceedings.

State insurance regulations are intended primarily for the protection of policyholders rather than shareholders. The state insurance departments monitor compliance with regulations through periodic reporting procedures and examinations. The quarterly and annual financial reports to the state insurance regulators utilize statutory accounting principles, which are different from generally accepted accounting principles (“GAAP”) that we use in our reports to shareholders. Statutory accounting principles, in keeping with the intent to assure the protection of policyholders, are generally based on a solvency concept, while GAAP is based on a going-concern concept.

The state insurance regulators utilize risk-based capital measurements, developed by the National Association of Insurance Commissioners (“NAIC”), to identify insurance companies that potentially are inadequately capitalized. The NAIC’s risk-based capital model is intended to establish minimum capital thresholds that vary with the size and mix of an insurance company’s business and assets. It is designed to identify companies with capital levels that may require regulatory attention. At December 31, 2015, each of our domestic insurance companies’ total adjusted capital was significantly in excess of the authorized control level risk-based capital.

The NAIC has developed a set of financial relationships or tests known as the Insurance Regulatory Information System to assist state regulators in monitoring the financial condition of U.S. insurance companies and identifying companies that require special attention or action by insurance regulatory authorities. Generally, regulators will begin to investigate or monitor an insurance company if its ratios fall outside usual ranges for four or more of the ratios. If an insurance company has insufficient capital, regulators may act to reduce the amount of insurance it can issue. Based on our most recent statutory filings (as of December 31, 2014), none of our U.S. insurance companies are subject to regulatory scrutiny based on these ratios.

In 2012, the NAIC adopted the Risk Management and Own Risk and Solvency Assessment (“ORSA”) Model Act, which, following enactment at the state level, became effective in 2015. ORSA requires U.S. insurance companies and their groups to regularly, but no less than annually: 1) conduct an assessment of the adequacy of its risk management framework and current and estimated future solvency position, 2) internally document the process and results of such assessment and 3) provide a confidential, high level summary of such assessment to certain state regulatory authorities. We filed our initial Own Risk and Solvency Assessment Enterprise Risk Report with the New York Department of Financial Services on December 1, 2015, and we believe we have an Enterprise Risk Management framework in place that is effective in meeting the ORSA requirements.

The U.S. state insurance regulations also affect the payment of dividends and other distributions by insurance companies to their shareholders. Generally, insurance companies are limited by these regulations in the payment of dividends above a specified level. Dividends in excess of those thresholds are “extraordinary dividends” and are subject to prior regulatory approval. Some states require prior regulatory approval for all dividends.

Because we are an insurance holding company, we are subject to the insurance holding company system regulatory requirements of a number of states. Under these regulations, we are required to report information regarding our capital structure, financial condition and management. We are also required to provide prior notice to, or seek the prior approval of, insurance regulatory authorities of certain agreements and transactions between our affiliated companies. These agreements and transactions must satisfy certain regulatory requirements.

Government intervention has also occurred in the insurance and reinsurance markets in relation to terrorism coverage in the U.S. (and through industry initiatives in other countries). The U.S. Terrorism Risk Insurance Act (TRIA), which was enacted in 2002 to ensure the availability of insurance coverage for certain terrorist acts in the U.S., was extended in 2015 for six years, through December 31, 2020, and applies to certain of our operations.

United Kingdom

Our U.K. subsidiaries and the Syndicate are subject to regulation by the PRA (for prudential issues) and the Financial Conduct Authority (“FCA”) (for conduct of business issues), the successors to the Financial Services Authority, as established by the Financial Services and Markets Act 2012.  The Syndicate is also subject to supervision by the Council of Lloyd’s.  The PRA and FCA have been granted broad authorization and intervention powers as they relate to the operations of all insurers, including Lloyd’s syndicates, operating in the U.K.  Lloyd’s is regulated by the PRA and FCA and is required to implement certain rules prescribed by them, which it does by the powers it has under the Lloyd’s Act 1982 relating to the operation of the Lloyd’s market.  Lloyd’s prescribes, in respect of its managing agents and corporate members, certain minimum standards relating to their management and control, solvency and various other requirements.  The PRA and FCA also monitor Lloyd’s managing agents’ compliance with the systems and controls. If it appears to the PRA and or the FCA that either Lloyd’s is not fulfilling its regulatory responsibilities, or that managing agents are not complying with the applicable regulatory rules and guidance, the PRA and or FCA may intervene at their discretion.

The Council of Lloyd’s has wide discretionary powers to regulate members’ underwriting at Lloyd’s.  It may, for instance, change the basis on which syndicate expenses are allocated or vary the Funds at Lloyd’s ratio or the investment criteria applicable to the provision of Funds at Lloyd’s.  Exercising any of these powers might affect the return on an investment of the corporate member in a given underwriting year (“UWY”).  Further, it should be noted that the annual business plans of a syndicate are subject to the review and approval of the Lloyd’s Franchise Board.  The Lloyd’s Franchise Board was formally constituted on January 1, 2003.  The Lloyd’s Franchise Board is responsible for setting risk management and profitability targets for the Lloyd’s market and operates a business planning and monitoring process for all syndicates.  The Council of Lloyd’s also has discretion to call or assess up to 3% of a member’s underwriting capacity in any one year as a Central Fund contribution in the event a member of Lloyd’s is unable to pay its debts to policyholders.

The U.K. insurance companies are required to meet the requirements of the European Union’s (“EU”) new financial services regulatory regime known as “Solvency II,” which is built on a risk-based approach to setting capital requirements for insurers. Solvency II establishes a revised set of EU-wide capital requirements and risk management standards, which became effective on January 1, 2016.

Available Information

Our corporate website is http://www.navg.com. We make available free of charge, through the Investor Relations section of our corporate website, the following reports (and related amendments as filed with the SEC) as soon as reasonably practicable after such materials are electronically filed with, or furnished to, the SEC:

•	Annual Reports on Form 10-K
•	Quarterly Reports on Form 10-Q
•	Current Reports on Form 8-K
•	Proxy Statements on Schedule 14A, as well as other filings with the SEC

Also available through our website, are our corporate governance guidelines, corporate code of ethics and conduct, and charters for the committees of our Board of Directors.  The information found on our website is not part of this or any other report filed with or furnished to the SEC.

ITEM 1A. RISK FACTORS

Factors that could have a material impact on our results of operations or financial condition are outlined below. Additional risks not presently known to us or which we currently deem insignificant may also impair our business or results of operations as they become known facts or as facts and circumstances change. Any of the risks described below could result in a material adverse effect on our results of operations or financial condition.

The continuing volatility in the financial markets and the risk of another recession could have a material adverse effect on our results of operations and financial condition.

Although our Company continues to monitor market conditions, we cannot predict future market conditions or their impact on our stock price or investment portfolio. Depending on market conditions, our Company could incur future realized and unrealized losses, which could have a material adverse effect on our results of operations and financial condition of our Company. These economic conditions have had an adverse impact on the availability and cost of credit resources generally, which could negatively affect the ability to obtain letters of credit utilized by us to support business written through Lloyd’s.

In addition, financial market volatility or an economic downturn could have a material adverse effect on the insureds, agents, claimants, reinsurers, vendors and competitors. Certain of the actions of the U.S., European and other foreign governments have taken or may take in response to the financial market volatility have impacted, or may impact, certain insurance carriers. The U.S., European and other foreign governments continue to take active steps to implement measures to stabilize the financial markets and stimulate the economy, and it is possible that any measures taken by U.S. or foreign governments to stimulate or stabilize the economy could affect the insurance industry and its competitive landscape.

Our Company’s business is concentrated in Marine, P&C and Professional Liability insurance as well as reinsurance, and if market conditions change adversely, or our Company experiences large losses in these lines, it could have a material adverse effect on our business.

As a result of our strategy to focus on specialty products in niches where our Company has underwriting and claims handling expertise and to decrease our business in areas where pricing does not afford what it considers to be acceptable returns, our business is concentrated in the Marine, P&C and Professional Liability lines of business.  If our results of operations from any of these lines are less favorable for any reason, including lower demand for our products on terms and conditions that our Company finds appropriate, flat or decreased rates for our products or increased competition, the impact of a reduction could have a material adverse effect on our business.

Our Company’s efforts to expand in targeted international markets, including Europe, may not be successful and may expose us to additional risks which could cause a material adverse effect on our business, financial position and results of operations.

A number of our Company’s planned business initiatives involve expanding existing products in targeted international markets, including Europe. To develop new markets, our Company may need to make substantial capital and operating expenditures, which may negatively impact our results in the near term. In addition, the demand in new markets may not meet our Company’s expectations. This, in turn, could lead to losses in excess of expectations. Moreover, to the extent our Company is able to expand in new international markets, our Company may be exposed to certain additional risks including but not limited to:

•	Difficulties in staffing and managing foreign operations;
•	Burdens of complying with additional foreign laws and regulations;
•	Political and economic instability;
•	Differing employment practices and laws and labor disruptions;
•	The imposition of government controls;
•	A legal system subject to undue influence or corruption; and
•	A business culture in which illegal sales practices may be prevalent.

The occurrence of any of these risks could negatively affect our Company’s international business and consequently our financial position and results of operations.

Our Company is exposed to cyclicality in our business that may cause material fluctuations in our results.

The P&C insurance business generally, and the marine insurance business specifically, have historically been characterized by periods of intense price competition due to excess underwriting capacity as well as periods when shortages of underwriting capacity have allowed for attractive premium levels.  Our Company has reduced business during periods of severe competition and price declines and has grown when pricing allowed an acceptable return.  The cyclical trends in the P&C insurance and reinsurance industries and the profitability of these industries can also be significantly affected by volatile and unpredictable developments, including natural and man-made disasters, fluctuations in interest rates, changes in the investment environment that affect market prices of investments and inflationary pressures that may tend to affect the size of losses experienced by insureds. Our Company cannot predict with accuracy whether market conditions will remain constant, improve or deteriorate. Our Company expects that the business will continue to experience the effects of this cyclicality, which, over the course of time, could result in material fluctuations in premium volume, revenues or expenses.

Catastrophe losses could materially reduce our profitability.

Our Company is exposed to claims arising out of catastrophes, particularly in our U.S. and Int’l Marine operating segments, our Energy and Engineering division within our U.S. and Int’l P&C operating segments and our GlobalRe reporting segment.  Our Company has experienced, and will experience in the future, catastrophe losses, which may materially reduce profitability or harm the financial condition of our Company.  Catastrophes can be caused by various natural events, including, but not limited to, hurricanes, windstorms, earthquakes, tornadoes, floods, hail, severe winter weather and fires.  Catastrophes can also be man-made, such as war, explosions or terrorism, or caused by unfortunate events such as an oil rig disaster or the grounding of a cruise ship.  In addition, changing climate conditions could result in an increase in the frequency or severity of natural catastrophes, which could increase exposure to such losses. The incidence and severity of catastrophes are inherently unpredictable.  Although our Company will attempt to manage exposure to such events, the frequency and severity of catastrophic events could exceed estimates, which could have a material adverse effect on the financial condition of our Company.

Intense competition for products could harm the ability of our Company to maintain or increase profitability and premium volume.

The P&C insurance industry is highly competitive.  Our Company faces competition from both domestic and foreign insurers, many of whom have longer operating histories and greater financial, marketing and management resources.  Competition in the types of insurance in which our Company is engaged is based on many factors, including the perceived overall financial strength, pricing and other terms and conditions of products and services offered, business experience, marketing and distribution arrangements, agency and broker relationships, levels of customer service (including speed of claims payments), product differentiation and quality, operating efficiencies and underwriting. In addition, insurance industry participants may seek to consolidate through mergers and acquisitions. Continued consolidation within the insurance industry will increase the already competitive underwriting environment, as our

Company would likely experience more robust competition from larger competitors.  Furthermore, insureds tend to favor large, financially strong insurers, and our Company faces the risk that it will lose market share to larger or higher rated insurers. Our Company may have difficulty in continuing to compete successfully on any of these bases in the future.  If competition limits the ability to write new business at adequate rates, the ability to transact business would be materially and adversely affected and our results of operations would be adversely affected.

Our Company may incur additional losses if our losses and LAE reserves are insufficient.

Our Company maintains loss reserves representing our estimated ultimate unpaid liability for losses and LAE with respect to reported and unreported claims incurred as of the end of each accounting period.  Our Company utilizes actuarial projection techniques and judgment in determining our estimated reserves.  Our estimates require analysis of facts and circumstances then known, historical settlement patterns, trends in claims severity, frequency, legal theories of liability and other factors.  Both internal and external events, including changes in claims handling procedures, economic inflation, legal trends and legislative changes, may affect our reserve estimation process.  Many of these items are not directly quantifiable, particularly on a prospective basis.  Our Company continually refines our reserve estimates in a regular ongoing process as historical loss experience develops and additional claims are reported and settled.  Adjustments to reserves are reflected in the results of the periods in which the estimates are changed.  Because establishment of reserves is an inherently uncertain process involving estimates, our currently established reserves may not be sufficient.  If our estimated reserves are insufficient, our Company will incur additional charges to earnings, which could have a material adverse effect on our future results of operations, financial position or cash flows.

Our loss reserves include amounts related to short tail and long tail classes of business.  Short tail business means that claims are generally reported quickly upon occurrence of an event, making estimation of loss reserves less complex.  For the long tail lines, significant periods of time, ranging up to several years or more, may elapse between the occurrence of the loss, the reporting of the loss and the settlement of the claim.  The longer the time span between the incidence of a loss and the settlement of the claim, the more likely the ultimate settlement amount will vary.  There can be no assurance that our Company will not suffer substantial adverse prior period development in the business in the future.

The effects of emerging claim and coverage issues on our business are uncertain.

As industry practices and legislative, regulatory, judicial, social, financial, and other environmental conditions change, unexpected and unintended issues related to claims and coverage may emerge. These issues may adversely affect the business by either extending coverage beyond the underwriting intent or by increasing the frequency and severity of claims. In some instances, these changes may not become apparent until after our Company has issued insurance or reinsurance contracts impacted. As a result, the full extent of liability under the insurance or reinsurance contracts may not be known for many years after a contract is issued.

In addition to losses and LAE reserves, preparation of our financial statements requires our Company to make estimates and judgments.

In addition to loss reserves discussed above, our consolidated financial statements contain accounting estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures.  On an ongoing basis, our Company evaluates our estimates based on historical experience and other assumptions that our Company believes to be reasonable.  Any significant change in our estimates could adversely affect our results of operations and/or financial condition. Our accounting estimates that are viewed by our management as critical are those in connection with reserves for losses and LAE, reinsurance recoverables, written and unearned premiums, the recoverability of deferred tax assets and impairment of invested assets.

Our Company may not have access to adequate reinsurance to protect us against losses.

Our Company purchases reinsurance by transferring part of our risk to a reinsurance company in exchange for part of the premium it receives in connection with the risk.  The availability and cost of reinsurance are subject to prevailing market conditions which can affect our business volume and profitability.  Reinsurance programs are generally subject to renewal on an annual basis.  If our Company were unable to renew the expiring facilities or to obtain new reinsurance facilities, our net exposures would increase.  If our Company was unwilling to bear an increase in net exposures, we would have to reduce the level of our underwriting commitments, especially catastrophe exposed risks, which would reduce revenues and possibly net income.

Our reinsurance operations are largely dependent upon ceding companies’ evaluation of risk.

Our Company, like other companies that write reinsurance, generally does not evaluate separately individual insurance risks assumed under our reinsurance contracts.  As such, our Company is largely dependent upon the ceding companies’ original underwriting decisions. Our Company is subject to the risk that the ceding companies may not have adequately or accurately evaluated risks that they have insured, and it has reinsured, and that the premiums ceded may not adequately compensate it for the risks it assumes. If the reserves are insufficient to cover the unpaid losses and LAE arising from the reinsurance business, our Company would have to strengthen the reserves and incur charges to our earnings, which could adversely affect future results of operations, financial position or cash flows.

Reinsurers may not pay on losses in a timely fashion, or at all, which may increase costs.

Although reinsurance makes the reinsurer liable to our Company to the extent the risk is transferred or ceded to the reinsurer, ceded reinsurance arrangements do not eliminate our Company’s obligation to pay claims to our policyholders.  Accordingly, our Company bears credit risk with respect to our reinsurers.  Specifically, the reinsurers may not pay claims made by our Company on a timely basis, or they may not pay some or all of these claims.  Either of these events would increase our Company’s costs and could have a material adverse effect on our business.

Increases in interest rates may cause our Company to experience losses.

Because of the unpredictable nature of losses that may arise under insurance policies, our Company may require substantial liquidity at any time. The investment portfolio, which consists largely of fixed maturities, is our Company’s principal source of liquidity.  The market value of the fixed maturities is subject to fluctuation depending on changes in prevailing interest rates and various other factors.  Our Company does not hedge the investment portfolio against interest rate risk.  Interest rates are at or are close to historic lows. Increases in interest rates during periods when our Company must sell fixed maturities securities to satisfy liquidity needs may result in substantial realized investment losses.

Our investment portfolio is subject to certain risks that could adversely affect the results of operations, financial condition or cash flows.

Although our investment policy guidelines emphasize total investment return in the context of preserving and enhancing shareholder value and statutory surplus of the insurance subsidiaries, our investments are subject to market-wide risks and fluctuations, as well as to risks inherent in particular types of securities.  Due to these risks, our Company may not be able to realize our investment objectives.  In addition, our Company may be forced to liquidate investments at times and prices that are not optimal, which could have an adverse effect on our results of operations.  Investment losses could significantly decrease our asset base, thereby adversely affecting our ability to conduct business and pay claims.

Our Company is exposed to significant capital market risks related to changes in interest rates, credit spreads, equity prices and foreign exchange rates, which may adversely affect our results of operations, financial condition or cash flows.

Declines in equity prices, changes in interest rates, changes in credit spreads and the strengthening or weakening of foreign currencies against the U.S. dollar, individually or together, could have a material adverse effect on our consolidated results of operations, financial condition or cash flows.

Our exposure to interest rate risk relates primarily to the market price and cash flow variability associated with changes in interest rates.  Our investment portfolio contains interest rate sensitive instruments, such as fixed maturities, which may be adversely affected by changes in interest rates from governmental monetary policies, domestic and international economic and political conditions and other factors beyond the control of our Company.  A rise in interest rates would reduce the fair value of our investment portfolio.  It would also provide us the opportunity to earn higher rates of return on funds reinvested.  Conversely, a decline in interest rates would increase the fair value of our investment portfolio.  Our Company would then presumably earn lower rates of return on assets reinvested.  Our Company may be forced to liquidate investments prior to maturity at a loss in order to cover liabilities.  Although our Company takes measures to manage the economic risks of investing in a changing interest rate environment, we may not be able to mitigate the interest rate risk of our assets relative to our liabilities.

Included in the fixed maturities are asset-backed and mortgage-backed securities.  Changes in interest rates can expose our Company to prepayment risks on these investments.  In periods of declining interest rates, mortgage prepayments generally increase and mortgage-backed securities are prepaid more quickly, requiring our Company to reinvest the proceeds at the then current rates.

The fixed maturities portfolio is invested in high quality, investment-grade securities.  However, our Company is generally permitted to hold up to 2% of the total investment portfolio in below investment-grade, high yield fixed income securities.  These securities, which pay a higher rate of interest, also have a higher degree of credit or default risk.  These securities may also be less liquid in times of economic weakness or market disruptions.  While our Company has put in place procedures to monitor the credit risk and liquidity of our invested assets, it is possible that, in periods of economic weakness, our Company may experience default losses in the portfolio.  This may result in a reduction of net income, capital and cash flows.

Our Company invests a portion of our portfolio in common stock or preferred stocks.  The value of these assets fluctuates with the equity markets.  In times of economic weakness, the market value and liquidity of these assets may decline, and may impact our net income, capital and cash flows.

The functional currency of our Company’s principal insurance and reinsurance subsidiaries is the U.S. dollar. Exchange rate fluctuations relative to the functional currency may materially impact our financial position, as our Company conducts business in several non-U.S. currencies.  In addition, locally-required capital levels are invested in local currencies in order to satisfy regulatory requirements and to support local insurance operations regardless of currency fluctuations.

Despite mitigation efforts, an increase in interest rates or a change in foreign exchange rates could have a material adverse effect on our results of operations, financial position and cash flows.

Capital may not be available to our Company in the future or may only be available on unfavorable terms.

The capital needs of our business are dependent on several factors, including the ability to write new business successfully and to establish premium rates and reserves at levels sufficient to cover our losses.  If the current capital becomes insufficient for our future plans, our Company may need to raise additional capital through the issuance of stock or debt.  Otherwise, in the case of insufficient capital, our Company may need to limit our growth.  The terms of equity or debt offering could be unfavorable, for example, causing dilution to the current shareholders or such securities may have rights, preferences and privileges that are senior to existing securities.  If our Company was in a situation of having inadequate capital and if we were not able to obtain additional capital, our business, results of operations and financial condition could be adversely affected to a material extent.

A downgrade in our ratings could adversely impact the competitive positions of our operating businesses or negatively affect the ability to implement our business strategy successfully.

Ratings are a critical factor in establishing the competitive position of insurance companies.  NIC and NSIC, are rated by A.M. Best and S&P.  A.M. Best’s and S&P’s ratings reflect their opinions of an insurance company’s financial strength, operating performance, strategic position and ability to meet our obligations to policyholders, and are not evaluations directed to investors.  The ratings are subject to periodic review by A.M. Best and S&P.  Because these ratings have become an increasingly important factor in establishing the competitive position of insurance companies, if these ratings are reduced, our competitive position in the industry, and therefore the business, could be adversely affected in a material manner.  A significant downgrade could result in a substantial loss of business as policyholders might move to other companies with higher ratings. In addition, a significant downgrade could subject our Company to higher borrowing costs and our ability to access the capital markets could be negatively impacted. If our Company were to be downgraded below an “A-”, we would be required to provide additional collateral under the letter of credit facility with ING Bank, N.V., London Branch, as Administrative Agent and Letter of Credit Agent. Further, a downgrade below BBB- by S&P would subject our Company to higher interest rates payable on the 5.75% Senior Notes due October 15, 2023.  Refer to Note 7, Debt, in the Notes to Consolidated Financial Statements for additional information regarding such credit facility and 5.75% Senior Notes due October 15, 2023, respectively.

There can be no assurance that our current ratings will continue for any given period of time.  For a further discussion of our ratings, refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations – Ratings included herein.

Continued or increased premium levies by Lloyd’s for the Lloyd’s Central Fund and cash calls for trust fund deposits or a significant downgrade of Lloyd’s A.M. Best rating could materially and adversely affect our Company.

The Lloyd’s Central Fund protects Lloyd’s policyholders against the failure of a member of Lloyd’s to meet its obligations.  The Lloyd’s Central Fund is a mechanism which in effect mutualizes unpaid liabilities among all members, whether individual or corporate.  The Lloyd’s Central Fund is available to back Lloyd’s policies issued after 1992.  Lloyd’s requires members to contribute to the Lloyd’s Central Fund, normally in the form of an annual contribution, although a special contribution may be levied.  The Council of Lloyd’s has discretion to call up to 3% of underwriting capacity in any one year.

Policies issued before 1993 have been reinsured by Equitas Insurance Limited (“Equitas”), an independent insurance company authorized by the Financial Services Authority.  However, if Equitas were to fail or otherwise be unable to meet all of its obligations, Lloyd’s may take the view that it is appropriate to apply the Lloyd’s Central Fund to discharge those liabilities Equitas failed to meet.  In that case, the Council of Lloyd’s may resolve to impose a special or additional levy on the existing members, including Lloyd’s corporate members, to satisfy those liabilities.

Additionally, Lloyd’s insurance and reinsurance business is subject to local regulation, and regulators in the United States require Lloyd’s to maintain certain minimum deposits in trust funds as protection for policyholders in the United States.  These deposits may be used to cover liabilities in the event of a major claim arising in the United States and Lloyd’s may require our Company to satisfy cash calls to meet claims payment obligations and maintain minimum trust fund amounts.

Any premium levy or cash call would increase the expenses of Navigators Corporate Underwriters, Ltd. (“NCUL”), the corporate member, without providing compensating revenues, and could have a material adverse effect on our results.

Our Company believes that in the event that Lloyd’s rating is downgraded, the downgrade could have a material adverse effect on our ability to underwrite business through Lloyd’s and on our financial condition or results of operations.

The market price of our Parent Company common stock may be volatile.

There has been significant volatility in the market for equity securities.  The price of our Parent Company common stock may not remain at or exceed current levels.  In addition to the other risk factors detailed herein, the following factors may have an adverse impact on the market price of our Parent Company common stock:

•	Actual or anticipated variations in the quarterly results of operations, including the result of catastrophes;
•	Changes in market valuations of companies in the insurance and reinsurance industry;
•	Changes in expectations of future financial performance or changes in estimates of securities analysts;
•	Issuances of common shares or other securities in the future;
•	A downgrade in the credit ratings;
•	The addition or departure of key personnel; and
•	Announcements by our Company or our competitors of acquisitions, investments or strategic alliances.

Stock markets in the United States often experience price and volume fluctuations.  Market fluctuations, as well as general political and economic conditions such as a recession or interest rate or currency rate fluctuations, could adversely affect the market price of our Parent Company common stock.

There is a risk that our Company may be directly or indirectly exposed to recent uncertainties with regard to European sovereign debt holdings.

Our Company is protected by various treaty and facultative reinsurance agreements.  Our exposure to credit risk from any one reinsurer is managed through diversification by reinsuring with a number of different reinsurers, principally in the United States and European reinsurance markets.  Consequently, our Company may be indirectly exposed to recent uncertainties with regard to European sovereign debt holdings through certain of our reinsurers.  Refer to Note 6, Ceded Reinsurance, in the Notes to Consolidated Financial Statements for a table of the 10 largest reinsurers by the amount of reinsurance recoverable for ceded losses and LAE and ceded unearned premium along with their rating from two rating agencies

In addition, our Company invests in non-sovereign fixed maturities where the issuer is located in the Euro Area, an economic and monetary union of certain member states within the European Union that have adopted the Euro as their common currency.  As of December 31, 2015, the fair value of such securities was $83.2 million, with an amortized cost of $83.3 million, representing 3.1% of our total fixed maturities and equity portfolio.  Of this amount, approximately 40.9% represent securities issued by financial institutions domiciled or operating in the Euro area.   Our largest exposure is the Netherlands with a total of $30.9 million followed by France with a total of $28.5 million.  Globally our Company has no direct exposure to Greece, Portugal, Italy or Spain within the Euro area or, Ukraine or Russia as of December 31, 2015.

Nonetheless, the failure of the European Union member states to successfully resolve a fiscal or political crisis could result in the devaluation of the Euro, the abandonment of the Euro by one or more members of the European Union or the dissolution of the European Union and it is impossible to predict all of the consequences that this could have on the global economy in general or more specifically on our business.  Any or all of these events could have a material adverse effect on the results of operations, liquidity and financial condition of our Company.

Our businesses are heavily regulated, and changes in regulation may reduce our profitability and limit growth.

NIC and NSIC are subject to extensive regulation and supervision in the jurisdictions in which we conduct business.  This regulation is generally designed to protect the interests of policyholders, as opposed to insurers and their stockholders and other investors, and relates to authorization for lines of business, capital and surplus requirements, investment limitations, underwriting limitations, transactions with affiliates, dividend limitations, changes in control, premium rates and a variety of other financial and non-financial components of an insurance company’s business.

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

In response to the September 11, 2001 terrorist attacks, the United States Congress has enacted legislation designed to ensure, among other things, the availability of insurance coverage for terrorist acts, including the requirement that insurers provide such coverage in certain circumstances.  Refer to Business – Regulation – United States included herein for a discussion of the TRIA, TRIEA and TRIPRA legislation.

Our business in the U.K. is also heavily regulated, refer to Business – Regulation – United Kingdom included herein for a discussion of such proposals.

The E.U. Directive on Solvency II may affect how our Company manages our business, subject our Company to higher capital requirements and cause us to incur additional costs to conduct our business in the E.U. (including the United Kingdom).

An E.U. directive covering the capital adequacy, risk management and regulatory reporting for insurers, known as Solvency II, was adopted by the European Parliament in April 2009.  Solvency II has introduced a new system of regulation for insurers operating in the E.U. (including the United Kingdom) and presented a number of risks to us.  Although Solvency II was originally stated to have become effective by October 31, 2012, implementation has been delayed several times.  On January 31, 2014, European Insurance and Occupational Pensions Authority set up the timeline for the delivery of the Solvency II Implementing Technical Standards and Guidelines. It was stated that the overall goal was to deliver the regulatory and supervisory framework for the technical implementation of the Solvency II regime from the first day of application, January 1, 2016.  In 2015 the Solvency II requirements for third-country branches were finalized, with the regime only applying to our U.K. Branch and not to NIC in its entirety. An implementation program was established and delivered in 2015 to ensure that our U.K. Branch met the relevant requirements for third-country branches under the Solvency II requirements. Over the last few years, our Company has undertaken a significant amount of work to ensure that it meets the new requirements, with further embedding work planned for 2016. There is a risk that if the Solvency II requirements are not met on an on-going basis they may impact the capital requirements for our U.K. Branch and the Syndicate.  These new regulations have the potential to adversely affect the profitability of NIC, NUAL and the Syndicate, and restrict their ability to carry on their businesses as currently conducted.

The inability of our subsidiaries to pay dividends to our Parent Company in sufficient amounts would harm our ability to meet obligations.

Our Parent Company is a holding company and relies primarily on dividends from our subsidiaries to meet our obligations for payment of interest and principal on outstanding debt obligations and corporate expenses.  The ability of our insurance subsidiaries to pay dividends to our Parent Company in the future will depend on their statutory surplus, on earnings and on regulatory restrictions.  For a discussion of our insurance subsidiaries’ current dividend-paying ability, please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations – Capital Resources, included herein.  Our Parent Company, as an insurance holding company, and our insurance subsidiaries are subject to regulation by some states.  Such regulation generally provides that transactions between companies within the consolidated group must be fair and equitable.  Transfers of assets among affiliated companies, certain dividend payments from underwriting subsidiaries and certain material transactions between companies within the consolidated group may be subject to prior notice to, or prior approval by, state regulatory authorities.  Our insurance subsidiaries are also subject to licensing and supervision by government regulatory agencies in the jurisdictions in which we do business.  These regulations may set standards of solvency that must be met and maintained, such as the nature of and limitations on investments, the nature of and limitations on dividends to policyholders and stockholders and the nature and extent of required participation in insurance guaranty funds.  These regulations may affect our subsidiaries’ ability to provide our Parent Company with dividends.

The determination of the impairments taken on our investments is subjective and could materially impact our financial position or results of operations.

The determination of the impairments taken on our investments varies by investment type and is based upon the periodic evaluation and assessment of known and inherent risks associated with the respective asset class. Such evaluations and assessments are revised as conditions change and new information becomes available. Management updates our evaluations regularly and reflects impairments in operations as such evaluations are revised. Our Company cannot be certain that we have accurately assessed the level of impairments taken in our financial statements. Furthermore, additional impairments may need to be taken in the future, which could materially impact our financial position or results of operations. Historical trends may not be indicative of future impairments.

Compliance by our marine business with the legal and regulatory requirements to which we are subject is evolving and unpredictable.  In addition, compliance with new sanctions and embargo laws could have a material adverse effect on our business.

The marine business, like other business lines, is required to comply with a wide variety of laws and regulations, including economic sanctions and embargo laws and regulations, applicable to insurance or reinsurance companies, both in the jurisdictions in which the business is organized and where the business sells their insurance and reinsurance products, and that implicate the conduct of insureds. The insurance industry, in particular as relates to international insurance and reinsurance companies, has become subject to increased scrutiny in many jurisdictions, including the United States, various states within the United States, the E.U., and various countries within the E.U., and the United Kingdom.  For example, in 2012, President Obama signed into law the Iran Threat Reduction and Syria Human Rights Act of 2012 which created new sanctions and strengthened existing sanctions against Iran. Among other things, it intensifies existing sanctions regarding the provision of goods, services, infrastructure or technology to Iran's petroleum or petrochemical sector, and included provisions relating to persons that engage in certain insurance or reinsurance activities.

Increased regulatory focus on our Company, such as in connection with the matters discussed above, may result in costly compliance burdens and/or may otherwise increase costs, which could materially and adversely impact our financial performance.  The introduction of new or expanded economic sanctions applicable to marine insurance could also force our Company to exit certain geographic areas or product lines, which could have an adverse impact on our profitability.

Although our Company intends to maintain compliance with all applicable sanctions and embargo laws and regulations, and have established protocols, policies and procedures reasonably tailored to ensure compliance with all applicable embargo laws and regulations, there can be no assurance that our Company will be in compliance in the future, particularly as the scope of certain laws may be unclear and may be subject to changing interpretations. Any such violation could result in fines, penalties or other sanctions that could severely impact our ability to access U.S. capital markets and conduct our business, and could result in some investors deciding, or being required, to divest their interest, or not to invest, in our Company.  In addition, certain institutional investors may have investment policies or restrictions that prevent them from holding securities of companies that have contracts with countries identified by the U.S. government as state sponsors of terrorism. The determination by these investors not to invest in, or to divest from, investing in the common stock of our Company may adversely affect the price at which our common stock trades.

Moreover, our non-U.S. subsidiaries, such as NUAL, may be subject to different sanctions and embargo laws and regulations. The reputation and the market for the securities of our Company may be adversely affected if any such subsidiary engages in certain activities, even though such activities are lawful under applicable sanctions and embargo laws and regulations.

Our Company may be unable to attract and retain qualified employees.

Our Company depends on the ability to attract and retain qualified executive officers, experienced underwriters, claims professionals and other skilled employees who are knowledgeable about our Company’s lines of business.  If the quality of our executive officers, underwriting or claims team and other personnel decreases, our Company may be unable to maintain the current competitive position in the specialty markets in which our Company operates and be unable to expand our operations into new specialty markets.

If our Company experiences difficulties with the efficient functioning of information technology and telecommunications systems, the ability to conduct our business might be adversely affected.

Our Company relies heavily on the successful, uninterrupted functioning of our information technology (“IT”) and telecommunications systems. Our business and continued expansion is highly dependent upon the ability to perform, in an efficient and uninterrupted fashion, necessary business functions, such as pricing, quoting and processing policies, paying claims, performing actuarial and other modeling functions.  A failure of our IT and telecommunication systems or the termination of third-party software licenses our Company relies on in order to maintain such systems could materially impact our ability to write and process business, provide customer service, pay claims in a timely manner or perform other necessary actuarial, legal, financial and other business functions. If our Company does not maintain adequate IT and telecommunications systems, we could experience adverse consequences, including inadequate information on which to base critical decisions, the loss of existing customers, difficulty in attracting new customers, litigation exposures, damage to business reputation and increased administrative expenses. As a result, our Company could experience financial losses and the ability of our Company to conduct business might be adversely affected.

Our Company is dependent upon the security of our information technology systems, and a breach of the security of such systems could result in an impairment of our ability to conduct business effectively.

Our Company retains confidential and proprietary information on our IT systems and relies on sophisticated technologies to maintain the security of that information. While, to date, our Company has not experienced a material breach of cybersecurity, any administrative and technical controls and other preventive actions we take to reduce the risk of cyber-incidents and protect our IT systems may be insufficient to prevent physical and electronic break-ins, cyber-attacks or other security breaches to our IT systems. The failure to maintain the security, confidentiality or privacy of sensitive data could harm our Company’s reputation, subject us to legal claims, lead to a loss of customers and revenues and otherwise adversely affect our business and financial results. While our Company maintains cyber liability insurance that provides both third-party liability and first party liability coverages, our insurance may not be sufficient to protect us against all losses.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 2. PROPERTIES

Our executive and administrative office is located at 400 Atlantic Street, Stamford, CT.  The lease for this space expires in October 2023.  Our underwriting operations are in various locations with non-cancelable operating leases including:

•	U.S.
•	Alpharetta, GA,
•	Boston, MA,
•	Chicago, IL,
•	Coral Gables, FL,
•	Danbury, CT,
•	Ellicott City, MD,
•	Farmington, CT,
•	Houston, TX,
•	Irvine, CA,
•	Iselin, NJ,
•	Los Angeles, CA,
•	Minneapolis, MN,
•	New York City, NY,
•	Philadelphia, PA,
•	Pittsburgh, PA,
•	San Francisco, CA,
•	Schaumburg, IL,
•	Seattle, WA, and
•	Stamford, CT.

•	International
•	Antwerp, Belgium,
•	Copenhagen, Denmark,
•	London, England,
•	Milan, Italy,
•	Paris, France,
•	Rio de Janeiro, Brazil,
•	Rotterdam, The Netherlands, and
•	Stockholm, Sweden.

ITEM 3. LEGAL PROCEEDINGS

In the ordinary course of conducting business, our subsidiaries are involved in various legal proceedings, either indirectly as insurers for parties or directly as defendants.  Most of the these proceedings consist of claims litigation involving our subsidiaries as either (a) liability insurers defending or providing indemnity for third party claims brought against insureds or (b) insurers defending first party coverage claims brought against us.  Our Company accounts for such activity through the establishment of unpaid losses and LAE reserves.  Our Company’s management believes that our ultimate liability, if any, with respect to such ordinary-course claims litigation, after consideration of provisions made for potential losses and cost of defense, will not be material to the consolidated financial condition, results of operations, or cash flows of our Company.

Our subsidiaries are also occasionally involved with other legal actions, some of which assert claims for substantial amounts.  These actions include claims asserting extra contractual obligations, such as claims involving allegations of bad faith in the handling of claims or the underwriting of policies. In general, our Company believes we have valid defenses to these cases. Our Company’s management expects that the ultimate liability, if any, with respect to such extra-contractual matters will not be material to our consolidated financial position.  Nonetheless, given the large or indeterminate amounts sought in certain of these matters, and the inherent unpredictability of litigation, an adverse outcome in such matters could, from time to time, have a material adverse outcome on our consolidated results of operations or cash flows in a particular fiscal quarter or year.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUE PURCHASES OF EQUITY SECURITIES

Market Information

Our Parent Company’s common stock is traded over-the-counter on NASDAQ under the symbol NAVG.  Over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions.

The high, low and closing trade prices for the four quarters of 2015 and 2014 were as follows:

	2015			2014
	High	Low	Close	High	Low	Close
First Quarter	$79.06	$68.39	$77.84	$63.59	$58.41	$61.39
Second Quarter	79.61	76.69	77.56	67.05	55.26	67.05
Third Quarter	79.60	74.00	77.98	67.25	60.80	61.50
Fourth Quarter	88.28	77.72	85.79	73.72	61.50	73.34

Information provided to our Company by the transfer agent and proxy solicitor indicates that there are approximately 498 holders of record and 5,049 beneficial holders of our common stock, as of January 20, 2016.

Five Year Stock Performance Graph

The Five Year Stock Performance Graph and related Cumulative Indexed Returns table, as presented below, reflects the cumulative return on our Company’s common stock, the Standard & Poor’s 500 Index (“S&P 500 Index”) and the S&P Property and Casualty Insurance Index (the “Insurance Index”) assuming an original investment in each of $100 on December 31, 2010 (the “Base Period”) and reinvestment of dividends to the extent declared.  Cumulative returns for each year subsequent to 2010 are measured as a change from this Base Period.

The comparison of five year cumulative returns among our Company, the companies listed in the S&P 500 Index and the Insurance Index are as follows:

	Cumulative Indexed Returns
	Year Ended December 31,
	Base Period
Company / Index	2010	2011	2012	2013	2014	2015
The Navigators Group, Inc.	$100.00	$92.67	$98.79	$122.17	$141.87	$165.95
S&P 500 Index	100.00	102.11	118.45	156.81	178.26	180.71
Insurance Index	100.00	99.74	119.80	165.67	191.74	209.63

Dividends

Our Company has not paid or declared any cash dividends on our common stock. While there presently is no intention to pay cash dividends on our common stock, future declarations, if any, are at the discretion of our Board of Directors and the amounts of such dividends will be dependent upon, among other factors, our results of operations and cash flow, financial condition and business needs, restrictive covenants under our credit facilities, our capital and surplus requirements of our subsidiaries and applicable government regulations.

Refer to Note 10, Stockholders’ Equity, in the Notes to Consolidated Financial Statements for additional information regarding dividends, including dividend restrictions and net assets available for dividend distribution.

Recent Sales of Unregistered Securities

None

Use of Proceeds from Public Offering of Debt Securities

None

Purchases of Equity Securities by the Issuer

None

ITEM 6. SELECTED FINANCIAL DATA

The following table sets forth selected consolidated financial data including consolidated financial information of our Company for each of the last five calendar years, derived from our Company’s audited Consolidated Financial Statements.  The table should be read in conjunction with Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Item 8, Financial Statements and Supplementary Data, included herein.

	Years Ended December 31,
in thousands, except share and per share amounts	2015	2014	2013	2012	2011
Operating information:
Gross written premiums	$1,453,502	$1,432,353	$1,370,517	$1,286,465	$1,108,216
Revenues:
Net earned premiums	$984,087	$935,895	$841,939	$781,964	$691,645
Net investment income	68,718	64,168	56,251	54,248	63,500
Net other-than-temporary impairment losses recognized in earnings	(1,698)	—	(2,393)	(858)	(1,985)
Net realized gains (losses)	8,373	12,812	22,939	41,074	11,996
Other income (loss)	(491)	10,656	(1,172)	1,488	1,229
Total revenues	$1,058,989	$1,023,531	$917,564	$877,916	$766,385
Expenses:
Net losses and loss adjustment expenses	$572,598	$545,229	$518,961	$497,433	$476,997
Commission expenses	129,977	125,528	113,494	121,470	110,437
Other operating expenses	223,516	196,825	164,434	159,079	138,029
Call premium on Senior notes	—	—	17,895	—	—
Interest expense	15,424	15,413	10,507	8,198	8,188
Total expenses	$941,515	$882,995	$825,291	$786,180	$733,651
Income (loss) before income taxes	117,474	140,536	92,273	91,736	32,734
Income tax expense (benefit)	36,417	45,207	28,807	27,974	7,137
Net income (loss)	$81,057	$95,329	$63,466	$63,762	$25,597
Net income per share:
Basic	$5.63	$6.69	$4.49	$4.54	$1.71
Diluted	$5.47	$6.51	$4.42	$4.45	$1.69
Average common shares outstanding:
Basic	14,392,522	14,259,768	14,133,925	14,052,311	14,980,429
Diluted	14,825,745	14,646,369	14,345,553	14,327,820	15,183,285
Combined loss and expense ratio (1):
Loss ratio	58.2%	58.3%	61.6%	63.6%	69.0%
Expense ratio	35.9%	34.3%	33.2%	35.7%	35.7%
Total	94.1%	92.6%	94.8%	99.3%	104.7%

Balance sheet information:
Total investments	$2,937,226	$2,729,735	$2,488,077	$2,376,918	$2,106,138
Total assets	4,584,012	4,476,185	4,169,452	4,007,670	3,670,007
Gross losses and LAE reserves	2,202,644	2,159,634	2,045,071	2,097,048	2,082,679
Net losses and LAE reserves	1,393,126	1,308,136	1,222,633	1,216,909	1,237,234
Senior notes	263,580	263,440	263,308	114,424	114,276
Stockholders' equity	1,096,148	1,027,224	902,212	879,485	803,435
Common shares outstanding	14,430,889	14,281,466	14,198,496	14,046,666	13,956,235
Book value per share (2)	$75.96	$71.93	$63.54	$62.61	$57.57

(1) - Calculated based on earned premiums.

(2) - Calculated as stockholders’ equity divided by actual shares outstanding as of the date indicated.

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

U.S. GAAP and Non-GAAP Financial Performance Metrics

Throughout this Annual Report, we present our operations in the way we believe will be most meaningful, useful and transparent to anyone using this financial information to evaluate our performance. In addition to the GAAP presentation of Net income, we show certain non-GAAP financial measures that we believe are valuable in managing our business and drawing comparisons to our peers. These measures are Underwriting profit (loss), Combined ratio, Net operating earnings, Net losses and LAE reserves and Book value and Book value per share.

The following is a list of GAAP and non-GAAP measures found throughout this report with their definitions, relationships to GAAP measures and explanations of their importance to our operations:

Underwriting Profit (Loss)

Underwriting profit (loss) represents one measure of the pretax profitability of our insurance operations and is derived by subtracting Net losses and LAE, Commission expenses and Other operating expenses from Net earned premiums and Other underwriting income (expense).  This information is available in total and by segment in Note 2 – Segment Information in the Notes to Consolidated Financial Statements.  The nearest comparable GAAP measure is Income before income taxes which, in addition to Underwriting profit (loss), includes Net investment income, Other than temporary impairment (“OTTI”) loss, Net realized gains (losses) on investments, Interest expense and Other income (loss).

Combined Ratio

The Combined ratio is a common insurance industry measure of profitability for any underwriting operation and is calculated in two components. First, the loss ratio is Net losses and LAE divided by Net earned premiums. The second component, the expense ratio, reflects the sum of Commission expenses and insurance operating expenses, divided by Net earned premiums. All items included in these components of the Combined ratio are presented in our GAAP Consolidated Financial Statements. The sum of the loss and expense ratios is the Combined ratio. The difference between the Combined ratio and 100 percent reflects the rate of Underwriting profit (loss). For example, a Combined ratio of 85 percent implies that for every $100 of premium we earn, we record $15 of Underwriting profit.

Net Operating Earnings

Net operating earnings is calculated as Net income before after-tax Net realized gains (losses), after-tax OTTI losses recognized in earnings, and after-tax net realized and unrealized foreign exchange gains and losses resulting from foreign currency transactions (transactions denominated in a currency other than the entity’s functional currency) and translation adjustments (translation of foreign currency denominated assets and liabilities into U.S.dollars (“USD”)).

Net Losses and LAE Reserves

Net losses and LAE reserves, as shown in the liabilities section of our Consolidated Balance Sheets, represents the total obligations to claimants for both estimates of known claims and estimates for IBNR claims. The related asset item, Reinsurance balances recoverable on unpaid losses and LAE, is the estimate of both known claims and IBNR that we expect to recover from reinsurers. The net of these two items is generally referred to as Net losses and LAE reserves and is commonly used in our disclosures regarding the process of establishing these various estimated amounts.

Book Value and Book Value Per Share

Book value is equivalent to Stockholders’ equity and book value per share is calculated by dividing Stockholders’ equity by the number of outstanding shares at the end of the interim period.

Overview

The discussion and analysis of our financial condition and results of operations contained herein should be read in conjunction with our consolidated financial statements and accompanying notes which appear elsewhere in this Form 10-K.  It contains forward-looking statements that involve risks and uncertainties.  Please refer to Forward-Looking Statements and Risk Factors for more information.  Our results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those described below and elsewhere in this Form 10-K.

Unless the context requires otherwise, the terms “we,” “us,”  “our,” or “our Company” are used to mean The Navigators Group, Inc., a Delaware holding company established in 1982, and its subsidiaries.  The terms “Parent” or “Parent Company” are used to mean The Navigators Group, Inc. without our subsidiaries.

We are an international insurance company with a long-standing area of specialization in Marine insurance.  Our P&C insurance business primarily offers General Liability coverage and Umbrella & Excess Liability coverage to commercial enterprises through our Primary and Excess Casualty divisions.  We have also developed niches in Professional Liability insurance, through our D&O and E&O divisions.  Beginning in 2010, we added reinsurance products through our GlobalRe reporting segment.

Financial Highlights - Selected Indicators

	Years Ended December 31,
amounts in thousands, except per share amounts	2015	2014	2013
Results of operations data:
Net earned premiums	$984,087	$935,895	$841,939
Net investment income	68,718	64,168	56,251
Underwriting profit (loss)	58,118	68,908	43,878
Net income	81,057	95,329	63,466
Net income per diluted share	$5.47	$6.51	$4.42

	December 31,
amounts in thousands, except per share amounts	2015	2014
Balance sheet data:
Total assets	$4,584,012	$4,476,185
Total shareholders' equity	1,096,148	1,027,224
Book value per share	$75.96	$71.93

Our revenue is primarily comprised of premiums and investment income.  Cash flow is generated from premiums collected and investment income received less paid losses and loss expenses, Commission expenses and administrative expenses as well as the timing of reinsurance receipts and payments.  Our products are distributed through multiple channels, utilizing global, national and regional retail and wholesale insurance brokers.

During the first quarter of 2015, we realigned our reporting segments from Insurance Companies, Lloyd’s Operations and Corporate to U.S. Insurance, Int’l Insurance, GlobalRe and Corporate.  The new segment presentation reflects an increase in the level of importance that our Chief Operating Decision Maker now places on the results of the underlying operating segments when aggregated and reported in alignment with the products and services offered to the marketplace versus when aggregated and reported in alignment with our legal entity structure.  Over the past few years, we have been monitoring the growth and stability of our assumed reinsurance business and in 2015 determined that assumed reinsurance has become a stable and significant component of our Company.  We are also increasing our focus on additional international insurance markets by establishing underwriting offices in Continental Europe.  The offices were fully operational during our January 2015 renewal season. These changes were all considered in conjunction with establishing our operating and reportable segments.

Results of Operations

The following table presents a summary of our consolidated financial results for the years ended December 31 2015, 2014 and 2013:

	Years Ended December 31,			Percentage Change
				2015 vs.	2014 vs.
amounts in thousands, except per share amounts	2015	2014	2013	2014	2013
Gross written premiums	$1,453,502	$1,432,353	$1,370,517	1.5%	4.5%
Ceded written premiums	(409,642)	(432,215)	(482,595)	-5.2%	-10.4%
Net written premiums	1,043,860	1,000,138	887,922	4.4%	12.6%
Net earned premiums	984,087	935,895	841,939	5.1%	11.2%
Net losses and LAE	(572,598)	(545,229)	(518,961)	5.0%	5.1%
Commission expenses	(129,977)	(125,528)	(113,494)	3.5%	10.6%
Other operating expenses	(223,516)	(196,825)	(164,434)	13.6%	19.7%
Other underwriting income (expense)	122	595	(1,172)	-79.5%	NM
Underwriting profit (loss)	$58,118	$68,908	$43,878	-15.7%	57.0%
Net investment income	68,718	64,168	56,251	7.1%	14.1%
Net realized gains (losses)	6,675	12,812	20,546	-47.9%	-37.6%
Interest expense	(15,424)	(15,413)	(10,507)	0.1%	46.7%
Call premium on Senior notes	—	—	(17,895)	NM	NM
Other income (loss)	(613)	10,061	—	NM	NM
Income (loss) before income taxes	$117,474	$140,536	$92,273	-16.4%	52.3%
Income tax (expense) benefit	(36,417)	(45,207)	(28,807)	-19.4%	56.9%
Net income (loss)	$81,057	$95,329	$63,466	-15.0%	50.2%

Net income per diluted share	$5.47	$6.51	$4.42
Effective tax rate	31.0%	32.2%	31.2%

Losses and LAE ratio	58.2%	58.3%	61.6%
Commission expense ratio	13.2%	13.4%	13.5%
Other operating expense ratio (1)	22.7%	20.9%	19.7%
Combined ratio	94.1%	92.6%	94.8%

NM - Percentage change not meaningful

(1) - Includes Other operating expenses and Other underwriting income (expense).

The following table calculates our operating earnings for the years ended December 31, 2015, 2014 and 2013:

	Years Ended December 31,			Percentage Change
				2015 vs.	2014 vs.
amounts in thousands, except per share amounts	2015	2014	2013	2014	2013
Net income	$81,057	$95,329	$63,466	-15.0%	50.2%
After-tax realized losses (gains)	(4,339)	(8,327)	(13,353)	-47.9%	-37.6%
After-tax FX losses (gains)	404	(6,534)	—	NM	NM
After-tax Call premium on Senior notes	—	—	11,632	NM	NM
Net operating earnings	$77,122	$80,468	$61,745	-4.2%	30.3%

Net operating earnings per common share:
Basic	$5.36	$5.64	$4.37
Diluted	$5.20	$5.49	$4.30

NM - Percentage change not meaningful

Underwriting Profit (Loss)

Underwriting profit was $58.1 million for the year ended December 31, 2015 driven by $26.3 million, $5.7 million, and $26.1 million Underwriting profit for our U.S. Insurance, Int’l Insurance and GlobalRe reporting segments, respectively.  Underwriting profit was $68.9 million for the year ended December 31, 2014 driven by $29.1 million, $18.7 million, and $21.1 million Underwriting profit for our U.S. Insurance, Int’l Insurance and GlobalRe reporting segments, respectively.  Underwriting profit was $43.9 million for the year ended December 31, 2013 driven by $14.5 million and $30.2 million Underwriting profit for our U.S. Insurance and Int’l Insurance reporting segments, respectively, and $0.8 million Underwriting loss for our GlobalRe reporting segment.  For additional information on the drivers of Underwriting profit see the U.S. Insurance, Int’l Insurance and GlobalRe reporting segment results sections included herein.

A major component of our Underwriting profit (loss) is due to Net losses and LAE.  The following table presents the impact of changes in reserves and reinsurance reinstatement premiums (“RRPs”) on our Net losses and LAE ratio for the years ended December 31, 2015, 2014 and 2013 (note: accident year is abbreviated “AY”):

	Years Ended December 31,
	2015	2014	2013
Net losses and LAE ratio, reported	58.2%	58.3%	61.6%

Prior AY release/(strengthening)	6.6%	5.9%	0.1%
Current AY release/(development)	-4.9%	-2.7%	0.0%
RRPs	0.0%	-0.3%	-0.2%

Net losses and LAE ratio, adjusted	59.9%	61.2%	61.5%

For the year ended December 31, 2015, we recorded $64.7 million of AY reserve releases primarily driven by $29.3 million, $26.2 million and $9.1 million of reserve releases from our U.S. Insurance, Int’l Insurance and GlobalRe reporting segments, respectively, mostly due to favorable loss emergence.  The favorable prior AY reserve releases were partially offset by $48.5 million of current AY losses related to large loss activity.  The loss ratio was also unfavorably impacted by $0.6 million of RRPs.

For the year ended December 31, 2014, we recorded $55.8 million of net prior AY reserve releases primarily driven by $38.3 million, $15.4 million and $2.1 million of reserve releases from our Int’l Insurance, U.S. Insurance and GlobalRe reporting segments, respectively, mostly due to favorable loss emergence. The favorable prior AY reserve releases were partially offset by $16.8 million of current AY losses related to large loss activity. The loss ratio was also unfavorably impacted by $4.4 million of RRPs.

For the year ended December 31, 2013, we recorded $1.3 million of net prior AY reserve releases due to $27.3 million of reserve releases from our Int’l Insurance reporting segment, mostly driven by a decline in large loss activity, partially offset by prior AY reserve strengthening of $15.0 million and $11.0 million from our GlobalRe and U.S. Insurance reporting segments, respectively. The loss ratio was also unfavorably impacted by $3.0 million of RRPs.

Net Investment Income

Our Net investment income was derived from the following sources:

	Years Ended December 31,			Percentage Change
				2015 vs.	2014 vs.
amounts in thousands	2015	2014	2013	2014	2013
Fixed maturities	$61,572	$57,219	$53,898	7.6%	6.2%
Equity securities	9,813	9,036	4,835	8.6%	86.9%
Short-term investments	683	911	774	-25.0%	17.7%
Total investment income	$72,068	$67,166	$59,507	7.3%	12.9%
Investment expenses	(3,350)	(2,998)	(3,256)	11.7%	-7.9%
Net investment income	$68,718	$64,168	$56,251	7.1%	14.1%

The increase in total investment income for all years presented as compared to the prior years was primarily due to growth of invested assets.  The annualized pre-tax yields, excluding Net realized gains and losses and OTTI losses recognized in earnings, for the years ended December 31, 2015, 2014 and 2013 on a consolidated basis were 2.4%, 2.3% and 2.4%, respectively.

As part of our overall investment strategy, we seek to build a tax efficient investment portfolio. The tax-exempt or tax efficient portion of our investment portfolio was approximately 22.1% of the fixed maturities investment portfolio as of December 31, 2015. Additionally, substantially all of our equity portfolio is invested in tax efficient securities which qualify for the dividends received deduction.  The tax equivalent yields for the years ended December 31, 2015, 2014 and 2013 on a consolidated basis were 2.7%, 2.5%, and 2.5%, respectively.

OTTI Losses Recognized in Earnings

Our Company had three credit related OTTI losses totaling $1.7 million from our equity portfolio during the year ended December 31, 2015, which were for certain common stocks in the energy sector and aerospace industry that were impacted by global economic events.  Our Company did not have any credit related OTTI losses for the year ended December 31, 2014.  OTTI losses for the year ended December 31, 2013 consisted of $1.8 million for one municipal bond and $0.6 million for three equity securities for which fair value was less than 80% of amortized cost for at least six months.

Net Realized Gains and Losses

Net realized gains and losses, excluding OTTI losses recognized in earnings, for the periods indicated were as follows:

	Years Ended December 31,			Percentage Change
				2015 vs.	2014 vs.
amounts in thousands	2015	2014	2013	2014	2013
Fixed maturities:
Gains	$4,756	$8,326	$8,539	-42.9%	-2.5%
Losses	(5,926)	(2,610)	(2,797)	127.0%	-6.7%
Fixed maturities, net	$(1,170)	$5,716	$5,742	NM	-0.5%
Short-term:
Gains	$130	$—	$—	NM	NM
Losses	(383)	—	—	NM	NM
Short-term, net	$(253)	$—	$—	NM	NM
Equity securities:
Gains	$14,331	$9,447	$17,955	51.7%	-47.4%
Losses	(4,535)	(2,351)	(758)	92.9%	NM
Equity securities, net	$9,796	$7,096	$17,197	38.0%	-58.7%
Net realized gains	$8,373	$12,812	$22,939	-34.6%	-44.1%

NM - Percentage change not meaningful

Net realized gains and losses are generated as part of the normal ongoing management of our investment portfolio. Net realized gains of $8.4 million for the year ended December 31, 2015 are primarily due to the sale of equity securities.  Realized losses of $5.9 million in fixed maturities are primarily due to foreign exchange loss on the sale and maturity of fixed maturities in our Canadian portfolio.  Net realized gains of $12.8 million for the year ended December 31, 2014 are primarily due to the sale of corporate bonds and equity securities.  Net realized gains of $22.9 million for the year ended December 31, 2013 are primarily due to the sale of equity securities.

Interest Expense

Interest expense was $15.4 million, $15.4 million and $10.5 million for the years ended December 31, 2015, 2014 and 2013, respectively, relating to our $265.0 million principal amount of the Senior notes. The effective interest rate related to the Senior notes, based on the proceeds net of discount and all issuance costs, approximates 5.86%.

Other Income (Loss)

Other income (loss) for the years ended December 31, 2015, 2014 and 2013 was a $0.6 million loss, a $10.1 million gain and zero, respectively. Other income (loss) primarily consists of realized and unrealized foreign exchange gains and losses mostly driven by the strengthening of the USD against the British pound sterling (“GBP”), Canadian dollar (“CAD”) and Euro (“EUR”). 2014 was impacted by a $10.0 million foreign currency translation gain in connection with a change in the functional currency of the Syndicate that took place in the first quarter of 2014.  See Note 1 – Organizations & Summary of Significant Accounting Policies, in the Notes to Consolidated Financial Statements, included herein for additional information regarding the foreign currency adjustment.

Income Taxes

We recorded an effective tax rate of 31.0%, 32.2% and 31.2% for December 31, 2015, 2014 and 2013, respectively.  Our Effective tax rate for each of the years differs from the federal tax rate of 35.0% principally due to tax-exempt investment income and dividends received deduction.

Segment Results

The following tables summarize our consolidated financial results by reporting segment for the years ended December 31, 2015, 2014 and 2013:

	Year Ended December 31, 2015
	U.S.	Int'l
amounts in thousands	Insurance	Insurance	GlobalRe	Corporate (1)	Total
Net earned premiums	$555,836	$259,960	$168,291	$—	$984,087
Net losses and LAE	(343,497)	(134,702)	(94,399)	—	(572,598)
Commission expenses	(56,319)	(43,676)	(32,240)	2,258	(129,977)
Other operating expenses	(131,407)	(75,867)	(16,242)	—	(223,516)
Other underwriting income (expense)	1,690	—	690	(2,258)	122

Underwriting profit (loss)	$26,303	$5,715	$26,100	$—	$58,118

Net investment income				68,718	68,718
Net realized gains (losses)				6,675	6,675
Interest expense				(15,424)	(15,424)
Other income (loss)				(613)	(613)

Income before income taxes	$26,303	$5,715	$26,100	$59,356	$117,474
Income tax (expense) benefit				(36,417)	(36,417)
Net income (loss)					$81,057

Losses and LAE ratio	61.8%	51.8%	56.1%		58.2%
Commission expense ratio	10.1%	16.8%	19.2%		13.2%
Other operating expense ratio (2)	23.4%	29.2%	9.2%		22.7%
Combined ratio	95.3%	97.8%	84.5%		94.1%

(1) - Includes Corporate segment intercompany eliminations.

(2) - Includes Other operating expenses and Other underwriting income (expense).

	Year Ended December 31, 2014
	U.S.	Int'l
amounts in thousands	Insurance	Insurance	GlobalRe	Corporate (1)	Total
Net earned premiums	$504,289	$243,485	$188,121	$—	$935,895
Net losses and LAE	(311,839)	(115,079)	(118,311)	—	(545,229)
Commission expenses	(49,840)	(44,426)	(33,429)	2,167	(125,528)
Other operating expenses	(115,817)	(65,275)	(15,733)	—	(196,825)
Other underwriting income (expense)	2,241	32	489	(2,167)	595

Underwriting profit (loss)	$29,034	$18,737	$21,137	$—	$68,908

Net investment income				64,168	64,168
Net realized gains (losses)				12,812	12,812
Interest expense				(15,413)	(15,413)
Other income (loss)				10,061	10,061

Income before income taxes	$29,034	$18,737	$21,137	$71,628	$140,536
Income tax (expense) benefit				(45,207)	(45,207)
Net income (loss)					$95,329

Losses and LAE ratio	61.8%	47.3%	62.9%		58.3%
Commission expense ratio	9.9%	18.2%	17.8%		13.4%
Other operating expense ratio (2)	22.5%	26.8%	8.1%		20.9%
Combined ratio	94.2%	92.3%	88.8%		92.6%

(1) - Includes Corporate segment intercompany eliminations.

(2) - Includes Other operating expenses and Other underwriting income (expense).

	Year Ended December 31, 2013
	U.S.	Int'l
amounts in thousands	Insurance	Insurance	GlobalRe	Corporate (1)	Total
Net earned premiums	$437,737	$232,962	$171,240	$—	$841,939
Net losses and LAE	(283,694)	(103,853)	(131,414)	—	(518,961)
Commission expenses	(43,409)	(42,977)	(29,456)	2,348	(113,494)
Other operating expenses	(99,013)	(54,062)	(11,359)	—	(164,434)
Other underwriting income (expense)	2,924	(1,867)	119	(2,348)	(1,172)

Underwriting profit (loss)	$14,545	$30,203	$(870)	$—	$43,878

Net investment income				56,251	56,251
Net realized gains (losses)				20,546	20,546
Interest expense				(10,507)	(10,507)
Call Premium on Senior notes				(17,895)	(17,895)
Other income (loss)				$—	$—

Income (loss) before income taxes	$14,545	$30,203	$(870)	$48,395	$92,273
Income tax (expense) benefit				(28,807)	(28,807)
Net income (loss)					$63,466

Losses and LAE ratio	64.8%	44.6%	76.7%		61.6%
Commission expense ratio	9.9%	18.4%	17.2%		13.5%
Other operating expense ratio (2)	22.0%	24.0%	6.6%		19.7%
Combined ratio	96.7%	87.0%	100.5%		94.8%

(1) - Includes Corporate segment intercompany eliminations.

(2) - Includes Other operating expenses and Other underwriting income (expense).

U.S. Insurance

The following tables summarize our financial results by operating segment for our U.S. Insurance reporting segment for the years ended December 31, 2015, 2014 and 2013:

U.S. Insurance
	Year Ended December 31, 2015
amounts in thousands	Marine	P&C	Professional Liability	Total	% Change 2015 vs 2014
Gross written premiums	$158,124	$596,673	$110,984	$865,781	7.3%
Ceded written premiums	(61,916)	(152,168)	(54,691)	(268,775)	5.4%
Net written premiums	96,208	444,505	56,293	597,006	8.1%

Net earned premiums	96,082	401,408	58,346	555,836	10.2%
Net losses and LAE	(43,553)	(266,806)	(33,138)	(343,497)	10.2%
Commission expenses	(11,606)	(39,931)	(4,782)	(56,319)	13.0%
Other operating expenses	(27,082)	(81,866)	(22,459)	(131,407)	13.5%
Other underwriting income (expense)	489	1,122	79	1,690	-24.6%

Underwriting profit (loss)	$14,330	$13,927	$(1,954)	$26,303	-9.4%

Losses and LAE ratio	45.3%	66.5%	56.8%	61.8%
Commission expense ratio	12.1%	9.9%	8.2%	10.1%
Other operating expense ratio (1)	27.7%	20.1%	38.3%	23.4%
Combined ratio	85.1%	96.5%	103.3%	95.3%

(1) - Includes Other operating expenses and Other underwriting income (expense).

U.S. Insurance
	Year Ended December 31, 2014
amounts in thousands	Marine	P&C	Professional Liability	Total	% Change 2014 vs 2013
Gross written premiums	$154,233	$543,045	$109,830	$807,108	8.2%
Ceded written premiums	(46,685)	(169,953)	(38,345)	(254,983)	-8.9%
Net written premiums	107,548	373,092	71,485	552,125	18.4%

Net earned premiums	105,650	314,833	83,806	504,289	15.2%
Net losses and LAE	(42,057)	(220,263)	(49,519)	(311,839)	9.9%
Commission expenses	(13,025)	(25,497)	(11,318)	(49,840)	14.8%
Other operating expenses	(24,205)	(70,903)	(20,709)	(115,817)	17.0%
Other underwriting income (expense)	839	1,263	139	2,241	-23.4%

Underwriting profit (loss)	$27,202	$(567)	$2,399	$29,034	99.6%

Losses and LAE ratio	39.8%	70.0%	59.1%	61.8%
Commission expense ratio	12.3%	8.1%	13.5%	9.9%
Other operating expense ratio (1)	22.2%	22.1%	24.5%	22.5%
Combined ratio	74.3%	100.2%	97.1%	94.2%

(1) - Includes Other operating expenses and Other underwriting income (expense).

U.S. Insurance
	Year Ended December 31, 2013
amounts in thousands	Marine	P&C	Professional Liability	Total
Gross written premiums	$143,867	$472,049	$130,079	$745,995
Ceded written premiums	(44,359)	(202,430)	(32,980)	(279,769)
Net written premiums	99,508	269,619	97,099	466,226

Net earned premiums	106,150	231,186	100,401	437,737
Net losses and LAE	(52,321)	(158,859)	(72,514)	(283,694)
Commission expenses	(14,693)	(12,909)	(15,807)	(43,409)
Other operating expenses	(23,010)	(58,544)	(17,459)	(99,013)
Other underwriting income (expense)	771	1,933	220	2,924

Underwriting profit (loss)	$16,897	$2,807	$(5,159)	$14,545

Losses and LAE ratio	49.3%	68.7%	72.2%	64.8%
Commission expense ratio	13.8%	5.6%	15.7%	9.9%
Other operating expense ratio (1)	21.0%	24.5%	17.2%	22.0%
Combined ratio	84.1%	98.8%	105.1%	96.7%

(1) - Includes Other operating expenses and Other underwriting income (expense).

Gross Written Premiums

Gross written premiums increased $58.7 million for the year ended December 31, 2015 compared to the same period in 2014 due to strong new business production and improving market conditions in our U.S. P&C operating segment, which increased $53.6 million.  Our Excess Casualty and Primary Casualty divisions increased $23.5 million and $15.9 million, respectively, as a result of continued improvement within the construction market.  In addition, our Environmental division increased $8.5 million due to strong new business production.

For the year ended December 31, 2015, average renewal rates for our U.S. Insurance reporting segment decreased 1.3% as compared to the same period in 2014, with decreases in our U.S. Marine, U.S. P&C and U.S. Professional Liability operating segments of 0.7%, 1.5% and 1.4%, respectively. This was offset by new business production achieved through our continued investment in our underwriting teams in addition to improved market conditions across key businesses.

Gross written premiums increased $61.1 million for the year ended December 31, 2014 compared to the same period in 2013 due to our Primary Casualty division, which increased $41.8 million due to strong production as a result of improving conditions within the construction market.  In addition, our Excess Casualty division increased $17.5 million due to improved market conditions and dislocation of certain competitors, our Environmental division increased $13.1 million due to continued investments in our underwriting teams, and our U.S. Marine operating segment increased $10.4 million due to new business growth across various products.  Gross written premium growth was partially offset by a decrease in our U.S. Professional Liability operating segment of $20.2 million driven by our E&O division due to our decision to exit the Small Lawyers Professional Liability business line in the fourth quarter of 2013, as well as a decrease in our Real Estate E&O and Accountants products as a result of certain program terminations.

For the year ended December 31, 2014, average renewal rates for our U.S. Insurance reporting segment increased 1.1% as compared to the same period in 2013, driven by increases in our U.S. P&C and U.S. Marine operating segments of 1.8% and 1.5%, respectively, partially offset by a decrease of 2.0% in our U.S. Professional Liability operating segment.  The overall increase in our U.S. Insurance reporting segment average renewal rates coupled with new premium in our U.S. P&C operating segment are the primary drivers for the Gross written premium growth year over year.

Ceded Written Premiums

Ceded written premiums increased $13.8 million for the year ended December 31, 2015 compared to the same period in 2014, mostly due to growth in Gross written premiums.  The impact of the implementation of additional proportional reinsurance programs in U.S. Marine and U.S. Professional Liability operating segments during the second half of 2014 and the first quarter of 2015 were almost completely offset by a reduction in proportional reinsurance in the second half of 2015 that primarily supports Excess Casualty and Environmental casualty risks within our U.S. P&C operating segment.

For the year ended December 31, 2015, RRPs of $5.4 million increased $3.6 million as compared to prior year of $1.8 million, primarily due to large loss activity within our U.S. Marine operating segment.

Ceded written premiums decreased $24.8 million for the year ended December 31, 2014 compared to the same period in 2013, mostly due to a change in reinsurance program supporting certain casualty risks which combined a reduced level of proportional reinsurance with an additional excess of loss cover impacting our U.S. P&C operating segment, partially offset by the impact of implementing additional proportional reinsurance programs in our U.S. Marine and U.S. Professional Liability operating segments in the second half of 2014.

For the year ended December 31, 2014, RRPs of $1.8 million increased $0.2 million as compared to prior year of $1.6 million.

Please refer to Reserves for losses & LAE – Superstorm Sandy and Hurricane Joaquin, Gustav and Ike, for more information.

Net Earned Premiums

Net earned premiums increased $51.5 million for the year ended December 31, 2015 compared to the same period in 2014 primarily due to growth in Gross written premiums and a reduced level of proportional reinsurance that supports certain casualty risks in the second half of 2015 within our U.S. P&C operating segment.  This was partially offset by decreases in Net earned premium in both our U.S. Marine and U.S. Professional Liability operating segments which were impacted by the implementation of additional reinsurance programs in the second half of 2014 and first quarter of 2015, as well as, a $3.6 million increase in RRPs from 2014.

Net earned premiums increased $66.6 million for the year ended December 31, 2014 compared to the same period in 2013 mostly due to growth in Gross written premiums and a reduction in our proportional reinsurance program that covers certain casualty risks in the first quarter of 2014 within our U.S. P&C operating segment.  This was partially offset by decreases in our U.S. Marine operating segment, which was impacted by the implementation of proportional reinsurance programs in the second half of 2014, and our U.S. Professional Liability operating segment, which was impacted by an overall decline in Gross written premiums due to our decision to exit a line of business and program terminations as well as the implementation of a proportional reinsurance program in the fourth quarter of 2014.

Net Losses and LAE

The Net losses and LAE reserves as of December 31, 2015, 2014 and 2013 are as follows:

	U.S. Insurance
	Year Ended December 31, 2015
amounts in thousands	Marine	P&C	Professional Liability	Total
Case reserves	$68,677	$170,988	$42,546	$282,211
IBNR reserves	55,408	514,777	60,528	630,713
Total	$124,085	$685,765	$103,074	$912,924

	U.S. Insurance
	Year Ended December 31, 2014
amounts in thousands	Marine	P&C	Professional Liability	Total
Case reserves	$74,699	$144,334	$56,501	$275,534
IBNR reserves	64,390	391,643	85,369	541,402
Total	$139,089	$535,977	$141,870	$816,936

	U.S. Insurance
	Year Ended December 31, 2013
amounts in thousands	Marine	P&C	Professional Liability	Total
Case reserves	$75,577	$121,993	$61,020	$258,590
IBNR reserves	77,769	302,083	89,640	469,492
Total	$153,346	$424,076	$150,660	$728,082

The following tables present the impact of reserve development and RRPs on our Net losses and LAE ratio for the years ended December 31, 2015, 2014 and 2013:

	U.S. Insurance
	Year Ended December 31, 2015
			Professional
	Marine	P&C	Liability	Total
Net losses and LAE ratio, reported	45.3%	66.5%	56.8%	61.8%

Prior AY release/(strengthening)	24.8%	0.2%	6.5%	5.2%
Current AY release/(development)	-10.0%	-1.2%	0.0%	-2.7%
RRPs	-1.9%	-0.2%	0.0%	-0.6%

Net losses and LAE ratio, adjusted	58.2%	65.3%	63.3%	63.7%

	U.S. Insurance
	Year Ended December 31, 2014
			Professional
	Marine	P&C	Liability	Total
Net losses and LAE ratio, reported	39.8%	70.0%	59.1%	61.8%

Prior AY release/(strengthening)	26.9%	-5.4%	4.1%	3.0%
Current AY release/(development)	-5.5%	-0.1%	0.0%	-1.2%
RRPs	-0.9%	0.1%	0.0%	-0.2%

Net losses and LAE ratio, adjusted	60.3%	64.6%	63.2%	63.4%

	U.S. Insurance
	Year Ended December 31, 2013
			Professional
	Marine	P&C	Liability	Total
Net losses and LAE ratio, reported	49.3%	68.7%	72.2%	64.8%

Prior AY release/(strengthening)	12.7%	-5.6%	-11.7%	-2.5%
Current AY release/(development)	0.0%	0.0%	0.0%	0.0%
RRPs	-0.7%	0.0%	0.0%	-0.2%

Net losses and LAE ratio, adjusted	61.3%	63.1%	60.5%	62.1%

For the year ended December 31, 2015, our U.S. Insurance reporting segment recorded $29.3 million of net prior AY reserve releases driven by $24.8 million, $3.8 million and $0.7 million of reserve releases from our U.S. Marine, U.S. Professional Liability and U.S.

P&C operating segments, respectively, mostly due to a decline in large loss activity.  The favorable prior AY reserve releases were partially offset by a $10.0 million current AY loss related to Hurricane Joaquin.  The loss ratio was also unfavorably impacted by $5.5 million of RRPs, which were primarily within our U.S. Marine operating segment.

For the year ended December 31, 2014, our U.S. Insurance reporting segment recorded $15.4 million of net prior AY reserve releases primarily driven by $29.0 million and $3.5 million of reserve releases from our U.S. Marine and U.S. Professional Liability operating segments, respectively. U.S. Marine was favorably impacted by a decline in large loss activity and U.S. Professional Liability benefited from $4.5 million favorable loss emergence within D&O due to a cash settlement of a contract dispute with a former third party administrator, partially offset by unfavorable loss emergence from our E&O division.  The aforementioned releases were partially offset by $17.1 million of prior AY reserve strengthening in our U.S. P&C operating segment, primarily related to unfavorable loss activity in our Primary Casualty division.  The loss ratio was also unfavorably impacted by $1.8 million of RRPs, primarily within our U.S. Marine operating segment.

For the year ended December 31, 2013, our U.S. Insurance reporting segment recorded $11.0 million of net prior AY reserve strengthening primarily driven by $12.9 million in our U.S. P&C operating segment, due to unfavorable loss activity in our Primary Casualty division and $11.8 million in our U.S. Professional Liability operating segment due to specific large claims in our E&O and D&O divisions. This strengthening was partially offset by $13.7 million of prior AY reserve releases in our U.S. Marine operating segment due to favorable loss emergence. The loss ratio was also unfavorably impacted by $1.5 million of RRPs recorded during the year, mostly in our U.S. Marine operating segment.

The changes in Net losses and LAE ratio, as adjusted, are primarily due to the mix of business earned.

Commission Expenses

The Commission expense ratio increased 0.2 points for the year ended December 31, 2015 compared to the same period in 2014 primarily due to less ceded proportional reinsurance and related ceding commission benefit within our U.S. P&C operating segment as a result of the change in the proportional reinsurance program previously discussed partially offset by a decrease in commission expense ratio in the U.S. Professional Liability operating segment, and to a lesser extent, our U.S. Marine operating segment, due to the implementation of new proportional reinsurance programs.

The Commission expense ratio of 9.9% for the year ended December 31, 2014 was flat compared to the same period in 2013.  Our U.S. P&C operating segment increased 2.5 points due to a reduction in our proportional reinsurance program that covers certain casualty risks, offset by decreases in our U.S. Marine and U.S. Professional Liability operating segments of 1.6 points and 2.2 points, respectively, due to implementations of proportional reinsurance programs.

Other Operating Expenses

Other operating expenses increased $15.6 million for the year ended December 31, 2015 compared to the same period in 2014, primarily driven by continued investment in our underwriting teams, support staff and infrastructure as well as an increase in our professional service fees and information technology expenses to support business growth and initiatives.

Other operating expenses increased $16.8 million for the year ended December 31, 2014 compared to the same period in 2013, primarily driven by growth and continued investment in our underwriting teams and support staff in conjunction with our business growth as well as increases in incentive compensation driven by improved financial results.

Int’l Insurance

The following tables summarize our financial results by operating segment for our Int’l Insurance reporting segment for the years ended December 31, 2015, 2014 and 2013:

Int'l Insurance
	Year Ended December 31, 2015
amounts in thousands	Marine	P&C	Professional Liability	Total	% Change 2015 vs 2014
Gross written premiums	$183,707	$130,729	$97,511	$411,947	-3.0%
Ceded written premiums	(36,515)	(67,722)	(29,768)	(134,005)	-22.1%
Net written premiums	147,192	63,007	67,743	277,942	9.9%

Net earned premiums	149,256	55,320	55,384	259,960	6.8%
Net losses and LAE	(79,737)	(20,478)	(34,487)	(134,702)	17.1%
Commission expenses	(32,187)	(4,999)	(6,490)	(43,676)	-1.7%
Other operating expenses	(30,419)	(26,294)	(19,154)	(75,867)	16.2%
Other underwriting income (expense)	—	—	—	—	NM

Underwriting profit (loss)	$6,913	$3,549	$(4,747)	$5,715	-69.5%

Losses and LAE ratio	53.4%	37.0%	62.3%	51.8%
Commission expense ratio	21.6%	9.0%	11.7%	16.8%
Other operating expense ratio (1)	20.4%	47.6%	34.6%	29.2%
Combined ratio	95.4%	93.6%	108.6%	97.8%

NM - Percentage change not meaningful

(1) - Includes Other operating expenses and Other underwriting income (expense).

Int'l Insurance
	Year Ended December 31, 2014
amounts in thousands	Marine	P&C	Professional Liability	Total	% Change 2014 vs 2013
Gross written premiums	$190,787	$158,139	$75,978	$424,904	-1.5%
Ceded written premiums	(47,805)	(98,087)	(26,029)	(171,921)	-13.1%
Net written premiums	142,982	60,052	49,949	252,983	8.3%

Net earned premiums	141,097	62,520	39,868	243,485	4.5%
Net losses and LAE	(71,986)	(23,317)	(19,776)	(115,079)	10.8%
Commission expenses	(37,660)	(5,295)	(1,471)	(44,426)	3.4%
Other operating expenses	(28,222)	(22,156)	(14,897)	(65,275)	20.7%
Other underwriting income (expense)	16	9	7	32	NM

Underwriting profit (loss)	$3,245	$11,761	$3,731	$18,737	-38.0%

Losses and LAE ratio	51.0%	37.3%	49.6%	47.3%
Commission expense ratio	26.8%	8.5%	3.7%	18.2%
Other operating expense ratio (1)	20.0%	35.4%	37.4%	26.8%
Combined ratio	97.8%	81.2%	90.7%	92.3%

NM - Percentage change not meaningful

(1) - Includes Other operating expenses and Other underwriting income (expense).

Int'l Insurance
	Year Ended December 31, 2013
amounts in thousands	Marine	P&C	Professional Liability	Total
Gross written premiums	$192,870	$180,657	$57,961	$431,488
Ceded written premiums	(50,887)	(120,068)	(26,877)	(197,832)
Net written premiums	141,983	60,589	31,084	233,656

Net earned premiums	150,784	55,809	26,369	232,962
Net losses and LAE	(77,997)	(12,862)	(12,994)	(103,853)
Commission expenses	(40,642)	(3,332)	997	(42,977)
Other operating expenses	(23,988)	(20,332)	(9,742)	(54,062)
Other underwriting income (expense)	(1,867)	—	—	(1,867)

Underwriting profit (loss)	$6,290	$19,283	$4,630	$30,203

Losses and LAE ratio	51.7%	23.0%	49.3%	44.6%
Commission expense ratio	27.0%	6.0%	-3.8%	18.4%
Other operating expense ratio (1)	17.1%	36.4%	36.9%	24.0%
Combined ratio	95.8%	65.4%	82.4%	87.0%

(1) - Includes Other operating expenses and Other underwriting income (expense).

Gross Written Premiums

Gross written premiums decreased $13.0 million for the year ended December 31, 2015 compared to the same period in 2014, primarily due to decreases in our Int’l P&C and Int’l Marine operating segments of $27.6 million and $6.9 million, respectively.  Our Int’l P&C operating segment was impacted by severe market conditions in our Energy & Engineering division and decreased $54.7 million as compared to the same period in 2014, partially offset by growth in our Property division of $21.7 million from new business production.  The decrease in our Int’l Marine operating segment is due to declines in rates coupled with lower renewal activity.   The decline in Gross written premiums was partially offset by an increase of $21.3 million in our Int’l Professional Liability operating segment, driven by new business production in our E&O division.

Average renewal premium rates for our Int’l Insurance reporting segment for the year ended December 31, 2015 decreased 5.4%, due to decreases of 2.3%, 9.9%, and 4.6% in our Int’l Marine, Int’l P&C and Int’l Professional Liability operating segments, respectively.

Gross written premiums decreased $6.6 million for the year ended December 31, 2014 compared to the same period in 2013, primarily due to decreases in our Int’l P&C and Int’l Marine operating segments of $22.5 million and $2.1 million, respectively. Our Int’l P&C operating segment was impacted by severe market conditions as our Energy & Engineering division decreased $21.1 million from the same period in 2013. The decrease in our Int’l Marine operating segment was due to the re-underwriting of several products, as well as difficult market conditions, partially offset by growth in new business in our Transport and Hull products. The decline in Gross written premiums was partially offset by an increase of $18.0 million in our Int’l Professional Liability operating segment, primarily due to new business growth including $1.0 million from offices going into operation in September 2014.

Average renewal premium rates for our Int’l Insurance reporting segment for the year ended December 31, 2014 decreased 2.1%, due to decrease of 6.4%, and 4.2% in our Int’l P&C and Int’l Professional Liability operating segments, respectively, partially offset by an increase of 2.0% in our Int’l Marine operating segment.

Ceded Written Premiums

Ceded written premiums decreased $37.9 million for the year ended December 31, 2015 compared to the same period in 2014, driven by decreases in our Int’l P&C and Int’l Marine operating segments of $30.4 million and $11.3 million, respectively.  The decrease in both operating segments is primarily driven by an overall decline in Gross written premiums which attract proportional reinsurance as well as a reduction in proportional reinsurance programs. The decrease was partially offset by an increase of $3.7 million in our Int’l Professional Liability operating segment due to higher Gross written premiums with attached proportional reinsurance.

For the year ended December 31, 2015, RRPs of ($4.0) million decreased $10.6 million as compared to the same period in 2014 of $6.6 million.  2015 benefited from RRP releases of $4.0 million, which included releases for Superstorm Sandy.

Ceded written premiums decreased $25.9 million for the year ended December 31, 2014 compared to the same period in 2013, driven by decreases in our Int’l P&C and Int’l Marine operating segments of $22.0 million and $3.1 million, respectively. This was due to decreases in Gross written premiums coupled with retaining more business in our proportional reinsurance programs.

For the year ended December 31, 2014, RRPs of $6.6 million increased by $5.4 million compared to the same period in 2013 of $1.2 million. This was driven by an increase of $4.0 million of RRPs related to Superstorm Sandy and Hurricane Ike.

Net Earned Premiums

Net earned premiums increased $16.5 million for the year ended December 31, 2015 as compared to the same period in 2014. This was driven by increases in our Int’l Professional Liability operating segment of $15.5 million due to growth in new business in our E&O division and increases in our Int’l Marine operating segment of $8.2 million, due to a $9.7 million decrease in RRPs.  These increases were partially offset by a decrease in our Int’l P&C operating segment due to the decreases in Gross written premiums.

Net earned premiums increased $10.5 million for the year ended December 31, 2014 as compared to the same period in 2013, primarily driven by an increase in our Int’l Professional Liability operating segment of $13.5 million due to strong growth in Gross written premiums as well as an increase in our Int’l P&C operating segment of $6.7 million driven by changes in our proportional reinsurance coverage.   These increases were partially offset by a decrease in our Int’l Marine operating segment of $9.7 million due to declines in Gross written premiums.

Net Losses and LAE

The Net losses and LAE reserves as of December 31, 2015, 2014 and 2013 are as follows:

	Int'l Insurance
	Year Ended December 31, 2015
amounts in thousands	Marine	P&C	Professional Liability	Total
Case reserves	$167,157	$40,313	$19,583	$227,053
IBNR reserves	61,409	19,735	63,229	144,373
Total	$228,566	$60,048	$82,812	$371,426

	Int'l Insurance
	Year Ended December 31, 2014
amounts in thousands	Marine	P&C	Professional Liability	Total
Case reserves	$168,575	$41,695	$12,466	$222,736
IBNR reserves	75,673	21,391	49,712	146,776
Total	$244,248	$63,086	$62,178	$369,512

	Int'l Insurance
	Year Ended December 31, 2013
amounts in thousands	Marine	P&C	Professional Liability	Total
Case reserves	$156,354	$42,353	$14,110	$212,817
IBNR reserves	105,034	25,655	43,341	174,030
Total	$261,388	$68,008	$57,451	$386,847

The following tables present the impact of changes in reserves and RRPs on our Net losses and LAE ratio for the years ended December 31, 2015, 2014 and 2013:

	Int'l Insurance
	Year Ended December 31, 2015
			Professional
	Marine	P&C	Liability	Total
Net losses and LAE ratio, reported	53.4%	37.0%	62.3%	51.8%

Prior AY release/(strengthening)	15.0%	15.4%	-7.5%	10.2%
Current AY release/(development)	-16.0%	-12.6%	0.0%	-11.8%
RRPs	1.3%	0.3%	0.0%	0.8%

Net losses and LAE ratio, adjusted	53.7%	40.1%	54.8%	51.0%

	Int'l Insurance
	Year Ended December 31, 2014
			Professional
	Marine	P&C	Liability	Total
Net losses and LAE ratio, reported	51.0%	37.3%	49.6%	47.3%

Prior AY release/(strengthening)	21.5%	6.1%	6.9%	15.3%
Current AY release/(development)	-13.6%	1.2%	0.0%	-7.7%
RRPs	-2.1%	-0.3%	0.0%	-1.2%

Net losses and LAE ratio, adjusted	56.8%	44.3%	56.5%	53.7%

	Int'l Insurance
	Year Ended December 31, 2013
			Professional
	Marine	P&C	Liability	Total
Net losses and LAE ratio, reported	51.7%	23.0%	49.3%	44.6%

Prior AY release/(strengthening)	4.2%	40.4%	-4.9%	11.7%
Current AY release/(development)	0.0%	0.0%	0.0%	0.0%
RRPs	-0.7%	0.3%	0.0%	-0.2%

Net losses and LAE ratio, adjusted	55.2%	63.7%	44.4%	56.1%

For the year ended December 31, 2015, our Int’l Insurance reporting segment recorded $26.2 million of prior AY reserve releases, driven by our Int’l Marine and Int’l P&C operating segments of $21.9 million and $8.5 million, respectively, related to favorable loss emergence.  These releases were partially offset by $4.2 million of prior AY reserve strengthening within our Int’l Professional Liability operating segment due to a large loss. Current AY reserve development of $30.2 million was driven by our Int’l Marine and Int’l P&C operating segments of $23.3 million and $6.9 million, respectively, arising from large loss activity.

For the year ended December 31, 2014, our Int’l Insurance reporting segment recorded $38.3 million of net prior AY reserve releases primarily driven by our Int’l Marine operating segment of $31.7 million, our Int’l P&C operating segment of $3.8 million and our Int’l Professional Liability operating segment of $2.7 million, due to favorable loss emergence from prior years.  These releases were partially offset by $19.2 million of current AY reserve strengthening within our Int’l Marine operating segment due to large loss activity in the current AY.

For the year ended December 31, 2013, our Int’l Insurance reporting segment recorded $27.3 million of net prior AY reserve releases, driven by our Int’l Marine operating segment of $6.4 million and our Int’l P&C operating segment of $22.3 million due to favorable loss emergence from prior years. These releases were partially offset by $1.3 million of net prior AY strengthening in our Professional Liability operating segment.

The changes in Net losses and LAE ratio, as adjusted, are primarily due to the mix of business earned.

Commission Expenses

The commission expense ratio for the year ended December 31, 2015 decreased 1.4 points as compared to the same period in 2014, primarily driven by a favorable reduction in profit commission accrual of $0.9 million in our Int’l Marine operating segment as well as a $9.7 million decrease in RRPs as compared to the same period in 2014. These decreases were partially offset by overall growth in our Int’l Professional Liability operating segment which carries proportional reinsurance coverage that does not attract commission over-riders, as well as mix of business within our Int’l P&C operating segment principally by growth in our Property division which does not carry a proportional reinsurance program.

The commission expense ratio for the year ended December 31, 2014 decreased 0.2 points as compared to the same period in 2013 due to mix of business earned as we have increased Gross written premiums in our Int’l Professional Liability operating segment which carries a lower commission ratio. This was partially offset by reductions to our proportional reinsurance programs, therefore generating less ceding commission income.

Other Operating Expenses

For the year ended December 31, 2015, Other operating expenses increased $10.6 million as compared to the same period in 2014, due to continued investment in new underwriting initiatives in continental Europe including new underwriting teams and additional support staff.  Higher temporary employment expenses and professional fees were also incurred due to increased regulatory requirements, offset by favorable foreign exchange rates.

For the year ended December 31, 2014, Other operating expenses increased $11.2 million as compared to the same period in 2013, due to an increase in employee costs associated with growth initiatives for our business as well as an increase in certain information technology charges assessed by Lloyd’s.  Among the initiatives was the opening of three new European offices in Rotterdam, The Netherlands, Paris, France and Milan, Italy which accounted for $2.4 million of the increase.  In addition, Other operating expenses increased $2.1 million due to adverse exchange rate movement between the GBP and USD resulting in GBP denominated expenses increasing when expressed in USD terms.

GlobalRe

The following table summarizes our financial results for our GlobalRe reporting segment for the years ended December 31, 2015, 2014 and 2013:

	GlobalRe
	Years Ended December 31,			% Change	% Change
amounts in thousands	2015	2014	2013	2015 vs 2014	2014 vs 2013
Gross written premiums	$175,774	$200,341	$193,034	-12.3%	3.8%
Ceded written premiums	(6,862)	(5,311)	(4,994)	29.2%	6.3%
Net written premiums	168,912	195,030	188,040	-13.4%	3.7%

Net earned premiums	168,291	188,121	171,240	-10.5%	9.9%
Net losses and LAE	(94,399)	(118,311)	(131,414)	-20.2%	-10.0%
Commission expenses	(32,240)	(33,429)	(29,456)	-3.6%	13.5%
Other operating expenses	(16,242)	(15,733)	(11,359)	3.2%	38.5%
Other underwriting income (expense)	690	489	119	41.1%	NM

Underwriting profit (loss)	$26,100	$21,137	$(870)	23.5%	NM

Losses and LAE ratio	56.1%	62.9%	76.7%
Commission expense ratio	19.2%	17.8%	17.2%
Other operating expense ratio (1)	9.2%	8.1%	6.6%
Combined ratio	84.5%	88.8%	100.5%

NM - Percentage change not meaningful

(1) - Includes Other operating expenses and Other underwriting income (expense).

Gross Written Premiums

Gross written premiums decreased $24.6 million for the year ended December 31, 2015 compared to the same period in 2014, primarily due to the nonrenewal of a significant multiple peril crop quota share treaty within our Agriculture product and to a lesser extent nonrenewals in our Marine product and lower assumed RRPs from our P&C and Marine products. The decline in Gross written premiums was partially offset by an increase in renewal premiums from our A&H and P&C products.

Gross written premiums increased $7.3 million for the year ended December 31, 2014 compared to the same period in 2013, primarily driven by new property treaty business and additional LatAm business in our P&C product and an increase in RRPs in our Marine and P&C products. Gross written premiums growth was partially offset by a reduction in renewal premiums from our A&H and Agriculture products.

Ceded Written Premiums

Ceded written premiums increased $1.6 million for the year ended December 31, 2015, compared to the same period in 2014, primarily due to two additional retrocessional treaties written in 2015 for our Surety product, as well as increased renewal cost for a retrocessional treaty, which covers our P&C product.

Ceded written premiums increased $0.3 million for the year ended December 31, 2014 compared to the same period in 2013, primarily due to the inception of retrocessional treaties on our new property treaty business and an increase in renewal costs for our P&C product’s retrocessional treaty from 2013.

Net Earned Premiums

Net earned premiums decreased $19.8 million for the year ended December 31, 2015, compared to the same period in 2014, primarily due to the nonrenewal of business in our Agriculture and Marine products and less assumed RRPs than in prior year.  The decline in Net earned premium was partially offset by growth in our A&H and P&C products.

Net earned premiums increased $16.9 million for the year ended December 31, 2014, compared to the same period in 2013, primarily due to the inception of the property treaty business in our P&C product. Increases in Net earned premiums for our A&H and Professional Liability products, and additional RRPs in our Marine and P&C products also contributed to our growth.  Net earned premium growth was partially offset by a decrease in the Agriculture product due to several nonrenewals.

Net Losses and LAE

The Net losses and LAE reserves as of December 31, 2015, 2014 and 2013 are as follows:

	GlobalRe
	Years Ended December 31,
amounts in thousands	2015	2014	2013
Case reserves	$32,160	$31,108	$36,039
IBNR reserves	76,616	90,580	71,665
Total	$108,776	$121,688	$107,704

The following table presents the changes in reserves and RRPs on our Net losses and LAE ratio for the years ended December 31, 2015, 2014 and 2013:

	GlobalRe
	Years Ended December 31,
	2015	2014	2013
Net losses and LAE ratio, reported	56.1%	62.9%	76.7%

Prior AY release/(strengthening)	5.5%	1.2%	-8.8%
Current AY release/(development)	-2.0%	0.0%	0.0%
RRPs	0.3%	1.4%	-0.1%

Net losses and LAE ratio, adjusted	59.9%	65.5%	67.8%

For the year ended December 31, 2015, our GlobalRe reporting segment recorded $9.1 million of net prior AY reserve releases primarily driven by $5.2 million, $2.8 million and $2.0 million of reserve releases from our Marine, P&C and A&H products, respectively, due to lower than anticipated loss activity. In addition, $0.8 million of RRPs received reduced our Net losses and LAE ratio, primarily driven by our Marine product.  The prior AY reserve releases were partially offset by $2.8 million current year strengthening in our Marine product, related to two large losses in 2015.

For the year ended December 31, 2014, our GlobalRe reporting segment recorded $2.1 million of net prior AY reserve releases primarily driven by $2.0 million of reserve releases from our Marine product, due to lower than anticipated loss activity.  In addition, $4.0 million of RRPs received reduced our Net losses and LAE ratio, primarily driven by our Marine and P&C products. The prior AY reserve releases were partially offset by reserve prior AY strengthening in our A&H and Agriculture products.

For the year ended December 31, 2013, our GlobalRe reporting segment recorded $15.0 million of net prior AY reserve strengthening primarily driven by $13.2 million of net strengthening related to excess of loss business within our A&H product in connection with UWYs 2012 and 2011.

Commission Expenses

The Commission expense ratio increased 1.4 points for the year ended December 31, 2015 compared to the same period in 2014, resulting from an increase in profit commission expenses in our A&H and P&C products.

The Commission expense ratio increased 0.6 points for the year ended December 31, 2014 compared to the same period in 2013, due to an increase in profit commission expenses in our P&C product.

Other Operating Expenses

Other operating expenses increased $0.5 million for the year ended December 31, 2015, compared to the same period in 2014 due to continued investment in our underwriting teams and support staff, as well as an increase in our professional service fees and information technology expenses to support business growth and initiatives.

Other operating expenses increased $4.4 million for the year ended December 31, 2014, compared to the same period in 2013 due to investment in our underwriting teams and support staff and IT expenses to support business growth and initiatives.

Capital Resources and Liquidity

Capital Resources

Our capital resources consist of funds deployed or available to be deployed to support our business operations.  As of December 31, 2015 and 2014, our capital resources were as follows:

	Years Ended December 31,
amounts in thousands	2015	2014
Senior notes	$263,580	$263,440
Stockholders' equity	1,096,148	1,027,224
Total capitalization	$1,359,728	$1,290,664

Ratio of debt to total capitalization	19.4%	20.4%

As part of our capital management program, we may seek to raise additional capital or may seek to return capital to our stockholders through share repurchases, cash dividends or other methods (or a combination of such methods).  Any such determination will be at the discretion of our Parent Company’s Board of Directors and will be dependent upon our profits, financial requirements and other factors, including legal restrictions, rating agency requirements, credit facility limitations and such other factors as our Board of Directors deems relevant.

We primarily rely upon dividends from our subsidiaries to meet our Parent Company’s obligations.  Our Parent Company’s cash obligations primarily consist of semi-annual (April and October) interest payments of $7.6 million on the Senior notes.  Going forward, the interest payments may be made from funds held at our Parent Company or dividends from our subsidiaries.

Navigators Insurance Company may pay dividends to our Parent Company out of our statutory earned surplus pursuant to statutory restrictions imposed under the New York insurance law.  As of December 31, 2015, the maximum amount available for the payment of dividends by Navigators Insurance Company in 2016 without prior regulatory approval is $94.9 million.

Navigators Corporate Underwriters, Ltd., our wholly-owned corporate member at Lloyd’s, may pay dividends to our Parent Company up to the extent of available profits that have been distributed from the Syndicate.  As of December 31, 2015, that amount was $1.1 million (£0.8 million).

Senior Notes and Credit Facility

On October 4, 2013, we completed a public debt offering for $265.0 million of 5.75% Senior notes and received net proceeds of $263.3 million. The effective interest rate related to the net proceeds received from the 5.75% Senior notes is approximately 5.86%.  Interest is payable on the 5.75% Senior notes each April 15 and October 15.

On November 6, 2014, NUAL entered into a credit facility for 8.0 million Australian Dollars with Barclays Bank PLC. Interest is payable under this facility at a rate of 2.0% per annum above a floating rate tied to the average mid-rate for Australian bills of exchange administered by the Australian Financial Markets Association. The facility may be cancelled by either party after providing written notice.  This credit facility contains customary covenants for facilities of this type, including a restriction on future encumbrances that are outside the ordinary course of business, and a requirement to maintain at least £75.0 million of Funds at Lloyd’s. As of December 31, 2015, letters of credit with an aggregate face amount of 8.0 million Australian Dollars were outstanding under the credit facility, and our Company was in compliance with all covenants.

On November 24, 2014, we entered into a $175.0 million credit facility agreement with ING Bank N.V., London Branch, individually and as Administrative Agent and a syndicate of lenders, which is secured by all the common stock of NIC and requires us to maintain at least forty percent of the outstanding amounts under such facility as Funds at Lloyd’s. In addition, in order to support the increased underwriting capacity of the Syndicate for the 2016 UWY, we entered into $25.0 million credit facility with ING Bank N.V., London Branch on November 20, 2015. Both of these facilities, as well as the November 6, 2014 facility, are used to fund underwriting obligations at Lloyd’s for the 2016 UWY, as well as open prior UWYs.

The November 20, 2015 credit facility is a non-committed facility which has an applicable fee rate ranging from 0.85% to 1.20% per annum based upon the Company’s S&P rating. For the November 24, 2014 credit facility the applicable fee rate payable ranges from 0.95% to 1.60% per annum based on a tiered schedule that is based on our then-current financial strength ratings issued by S&P and A.M. Best and the amount of our own collateral utilized to fund our participation in the Syndicate.  The letters of credit issued under both of these facilities can be denominated in British pounds and their aggregate face amount will fluctuate based on exchange rates.  If any letters of credit remain outstanding under these facilities after December 31, 2016, we would be required to post additional collateral to secure the remaining letters of credit.  As of December 31, 2015, letters of credit with an aggregate face amount of $20.0 million and $175.0 million were outstanding under the November 20, 2015 and November 24, 2014 credit facilities, respectively, and we had an aggregate of $3.3 million of cash collateral posted.

Each of the November 20, 2015 and November 24, 2014 credit facilities contains customary covenants for facilities of this type, including restrictions on indebtedness and liens, limitations on mergers, dividends and the sale of assets, and requirements as to maintaining certain consolidated tangible net worth, statutory surplus and other financial ratios. These credit facilities also provide for customary events of default, including failure to pay principal, interest or fees when due, failure to comply with covenants, any representation or warranty made by our Company being false in any material respect, default under certain other indebtedness, certain insolvency or receivership events affecting our Company and our subsidiaries, the occurrence of certain material judgments, or a change in control of our Company. As of December 31, 2015, our Company was in compliance with all covenants.

Shelf Registration

We generally maintain the ability to issue certain classes of debt and equity securities via a universal shelf registration statement filed with the SEC, which is renewed every three years. The shelf registration provides us the means to access the debt and equity markets relatively quickly.  Our current shelf registration was filed on April 14, 2015 with the SEC and expires in 2018. This report is not an offer to sell or the solicitation of an offer to buy nor shall there be any sale of these securities in any state in which such offer, solicitation or sale would be unlawful prior to registration or qualification under the securities laws of such state.

Consolidated Cash Flows

We believe that the cash flow generated by the operating activities of our subsidiaries will provide sufficient funds for us to meet our liquidity needs over the next twelve months.  Beyond the next twelve months, our cash flow available may be influenced by a variety of factors, including general economic conditions and conditions in the insurance and reinsurance markets, as well as fluctuations from year to year in claims experience.

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

Net cash provided by operating activities was $227.6 million for the year ended December 31, 2015 compared to $222.5 million for the same period in 2014.  The net increase in cash flow from operations during the year ended December 31, 2015 was primarily due to increased premium collections and receipts of ceded loss recoverables, largely offset by additional claims and operating expenses paid and the impact of a prior year utilization of a non-recurring federal tax overpayment against the 2014 tax liability.

Net cash used in investing activities was $249.9 million for the year ended December 31, 2015 compared to $219.5 million for the comparable period in 2014.  Fluctuations in cash provided by, or used in, investing activities is primarily due to changes in operating cash flows and the associated ongoing management of our investment portfolio.

Net cash provided by financing activities was $1.4 million for the year ended December 31, 2015 compared to $1.2 million for the comparable period in 2014. The fluctuation in cash provided by financing activities is primarily the result of transactions in our employee stock purchase plan.

Ratings

Our ability to underwrite business is dependent upon the financial strength of NIC, NSIC and Lloyd’s business.  Financial strength ratings represent the opinions of the rating agencies on the financial strength of a company and its capacity to meet the obligations of insurance policies.  Independent ratings are important to our competitive position in the insurance markets.  The rating agencies consider many factors in determining the financial strength rating of an insurance company, including the relative level of statutory surplus necessary to support the business operations of our Company.  These ratings are based upon factors relevant to policyholders, agents and intermediaries and are not directed toward the protection of investors.  Such ratings are not recommendations to buy, sell or hold securities. We could be adversely impacted by a downgrade in our financial strength ratings, including a possible reduction in demand for our products, higher borrowing costs and our ability to access the capital markets.

U.S. insurance companies, NIC and NSIC, utilize the financial strength ratings from A.M. Best and S&P for underwriting purposes. NIC and NSIC are both rated “A” (Excellent – stable outlook) by A.M. Best and “A” (Strong - stable outlook) by S&P.  The Syndicate utilizes the ratings from A.M. Best and S&P for underwriting purposes, which apply to all Lloyd’s syndicates.  Lloyd’s is rated “A” (Excellent – positive outlook) by A.M. Best and A+ (Strong – stable outlook) by S&P.

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

Contractual Obligations

The following table sets forth the best estimate of our known contractual obligations with respect to the items indicated as of December 31, 2015:

	Payments Due by Period
amounts in thousands	Total	Less than 1 Year	1-3 Years	3-5 Years	Thereafter
Reserves for losses and LAE (1)	$2,202,644	$729,299	$767,665	$386,613	$319,067
5.75% Senior notes (2)	383,726	15,238	30,475	30,475	307,538
Operating leases (3)	94,277	12,769	22,540	16,795	42,173
Total	$2,680,647	$757,306	$820,680	$433,883	$668,778

(1)

The amounts determined are estimates which are subject to a high degree of variation and uncertainty, and are not subject to any specific payment schedule since the timing of these obligations are not set contractually.  The amounts in the above table exclude reinsurance recoveries of $809.5 million.  See “Business – Loss Reserves” included herein.

(2)	Includes interest payments.
(3)	Obligation includes rent and rent items. Rent items are estimates based on the lease agreement due to uncontrollable fluctuations of actual costs.

Investments

Our investment portfolio is invested primarily in publicly traded, investment grade, fixed income securities with an average credit quality of AA-/Aa3 as rated by S&P or Moody’s Investors Service (“Moody’s”).  As of December 31, 2015, our portfolio had a duration of 3.8 years.  Management periodically projects cash flow of the investment portfolio and other sources in order to maintain the appropriate levels of liquidity in an effort to ensure our ability to satisfy claims.  As of December 31, 2015 and December 31, 2014, all fixed maturities and equity securities held by us were classified as available-for-sale.

Our portfolio is externally managed by independent, professional investment managers and is broadly diversified across geographies, sectors, and issuers. The primary objectives are to maximize total investment return in the context of preserving and enhancing shareholder value and the statutory surplus of our regulated insurance companies.  As part of our overall investment strategy, we seek to build a tax efficient investment portfolio. As of December 31, 2015, the tax-exempt or tax efficient portion of our fixed maturities portfolio was approximately 22.1%.  Additionally, substantially all of our equity portfolio is invested in tax efficient securities which qualify for the dividends received deduction.  Our investments are subject to the oversight of the respective insurance companies’ Boards of Directors and the Finance Committee of the Parent Company’s Board of Directors.

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

The following table summarizes the composition of our investments at fair value:

	Fair Value as of December 31,
amounts in thousands	2015	2014	% Change
Fixed maturities:
U.S. Treasury bonds, agency bonds and foreign government bonds	$252,882	$397,923	-36.4%
States, municipalities and political subdivisions	576,859	541,007	6.6%
Mortgage-backed and asset-backed securities:
Agency mortgage-backed securities	379,269	364,622	4.0%
Residential mortgage obligations	30,465	34,087	-10.6%
Asset-backed securities	225,012	206,413	9.0%
Commercial mortgage-backed securities	189,713	206,318	-8.0%
Subtotal	$824,459	$811,440	1.6%
Corporate bonds	760,010	615,564	23.5%
Total fixed maturities	$2,414,210	$2,365,934	2.0%
Equity securities	305,271	184,295	65.6%
Short-term investments	217,745	179,506	21.3%
Total investments	$2,937,226	$2,729,735	7.6%

Invested assets increased from December 31, 2014 primarily due to strong operating cash flows. This was partially offset by spread widening and an increase in Treasury rates.  The decrease in U.S. Treasury, agency and foreign government bonds is due to a strategic reallocation to municipal and corporate bonds in an effort to enhance portfolio yield.  During 2015, a portion of our operating cash flows were invested in equity securities to compensate for lower yields in fixed maturities.

The following table sets forth the amount of our fixed maturities as of December 31, 2015 by S&P credit rating or, if an S&P rating is not available, the equivalent Moody’s rating. The total rating is the weighted average quality rating for the fixed maturities portfolio as a whole.

		December 31, 2015
amounts in thousands	Rating	Fair Value	Amortized Cost
Rating description:
Extremely strong	AAA	$443,141	$446,814
Very strong	AA	986,727	969,640
Strong	A	675,066	670,852
Adequate	BBB	277,395	281,237
Speculative	BB & Below	31,851	31,672
Not rated	NR	30	30
Total	AA-	$2,414,210	$2,400,245

The following table sets forth the composition of the non-government guaranteed fixed maturities categorized by asset class and generally equivalent S&P and Moody’s ratings (not all securities in our portfolio are rated by both S&P and Moody’s):

	As of December 31, 2015
amounts in thousands	AAA	AA	A	BBB	BB and below	NR	Fair Value	Amortized Cost
Municipal bonds	$43,160	$366,264	$149,355	$18,050	$—	$30	$576,859	$556,407
Agency residential mortgage-backed	—	379,269	—	—	—	—	379,269	375,778
Residential mortgage-backed	18,219	3,384	99	1,446	7,317	—	30,465	29,853
Asset-backed	138,311	17,987	62,777	5,937	—	—	225,012	226,551
Commercial mortgage-backed	139,693	22,319	27,701	—	—	—	189,713	188,458
Corporate bonds	12,207	53,385	417,921	251,963	24,534	—	760,010	763,375
Total	$351,590	$842,608	$657,853	$277,396	$31,851	$30	$2,161,328	$2,140,422

The following table sets forth our U.S. Treasury bonds, agency bonds and foreign government bonds, as well as our state, municipality and political subdivision bond holdings by sector:

	As of December 31, 2015
amounts in thousands	Fair Value	Amortized Cost
U.S. Treasury bonds, agency bonds and foreign government bonds:
U.S. Treasury bonds	$67,394	$66,396
Agency bonds	89,908	89,321
Foreign government bonds	95,580	104,106
Total U.S. Treasury bonds, agency bonds and foreign government bonds	$252,882	$259,823

States, municipalities and political subdivisions:
General obligation	$158,886	$153,924
Prerefunded	26,483	25,484
Revenue	311,334	297,433
Taxable	80,156	79,566
Total States, municipalities and political subdivisions	$576,859	$556,407

As of December 31, 2015, we own $58.4 million of municipal securities, which are credit enhanced by various financial guarantors which have an average underlying credit rating of AA-.  There has been no material adverse impact to our investment portfolio or results of operations as a result of downgrades of the credit ratings for several of the financial guarantors.

The following table sets forth our agency mortgage-backed securities (“AMBS”) and residential mortgage-backed securities (“RMBS”) issued by the Government National Mortgage Association (“GNMA”), Federal National Mortgage Association (“FNMA”) and Federal Home Loan Mortgage Corporation (“FHLMC”) and the quality category (prime, Alternative A-paper (“Alt-A”) and subprime) for all other such investments as of December 31, 2015:

	As of December 31, 2015
amounts in thousands	Fair Value	Amortized Cost
AMBS:
GNMA	$68,059	$66,751
FNMA	192,819	190,996
FHLMC	118,391	118,031
Total agency mortgage-backed securities	$379,269	$375,778

RMBS:
Prime	$10,870	$10,504
Alt-A and subprime	1,376	1,327
Non-U.S. RMBS	18,219	18,022
Total residential mortgage-backed securities	$30,465	$29,853

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

Details of the collateral of our asset-backed securities portfolio as of December 31, 2015 are presented below:

	As of December 31, 2015
amounts in thousands	Fair Value	Amortized Cost
Auto loans	$35,005	$35,124
Credit cards	48,429	48,559
Collateralized loan obligations	75,667	76,726
Time share	29,494	29,640
Other	36,417	36,502
Total	$225,012	$226,551

We hold non-sovereign securities where the issuer is located in the Euro Area, an economic and monetary union of certain member states within the European Union that have adopted the Euro as their common currency. As of December 31, 2015, the fair value of such securities was $83.2 million, with an amortized cost of $83.3 million, representing 3.1% of our total fixed maturities and equity portfolio. Of this amount, approximately 40.9% represent securities issued by financial institutions domiciled or operating in the Euro Area.  Our largest exposure is in the Netherlands with a total of $30.9 million followed by France with a total of $28.5 million.  We have no direct exposure to Greece, Portugal, Italy or Spain within the Euro Area, Ukraine, Russia or China as of December 31, 2015.  Our Company also holds fixed maturities issued by the Commonwealth of Puerto Rico which are fully backed by the U.S. government.

The following table summarizes the gross unrealized investment losses as of December 31, 2015 by length of time where the fair value was less than 80.0% of amortized cost:

	As of December 31, 2015
	Fixed	Equity
amounts in thousands	Maturities	Securities	Total
Less than twelve months	$2,024	$—	$2,024
Twelve months or longer	5,591	—	5,591
Total	$7,615	$—	$7,615

The twelve months or longer unrealized loss of $5.6 million is due to unfavorable foreign exchange movement in our Canadian portfolio.

During the year ended December 31, 2015, we recognized three credit related OTTI losses of $1.7 million for certain common stocks in the energy sector and aerospace industry.  Our Company did not have credit related OTTI losses for the year ended December 31, 2014.  During the year ended December 31, 2013, our Company recognized credit related OTTI losses of $2.4 million related to three equity securities and one municipal bond.  The fair value of our investment portfolio may fluctuate significantly in response to various factors such as changes in interest rates, investment quality ratings, equity prices, foreign exchange rates and credit spreads.  We do not have the intent to sell nor is it more likely than not that we will have to sell Fixed maturities in unrealized loss positions that are not other-than-temporarily impaired before recovery. For structured securities, default probability and severity assumptions differ based on property type, vintage and the stress of the collateral.  We do not intend to sell any of these securities and it is more likely than not that, we will not be required to sell these securities before the recovery of the amortized cost basis.  For Equity securities, we also consider our intent to hold securities as part of the process of evaluating whether a decline in fair value represents an other-than-temporary decline in value.  We may realize investment losses to the extent our liquidity needs require the disposition of Fixed maturity securities in unfavorable interest rate, liquidity or credit spread environments.  Significant changes in the factors we consider when evaluating investments for impairment losses could result in a significant change in impairment losses reported in the Consolidated Financial Statements.

Reserves for losses and LAE for loss events

Our Company monitors the development of paid and reported claims activities in relation to the estimate of ultimate losses established for loss events.  Actual losses from such loss events may differ materially from the estimated losses generally due to the receipt of additional information from insureds or brokers, inflation in repair costs due to the limited availability of labor and materials or the attribution of losses to coverages, which our Company assumed we would not have exposure to.

Asbestos Liability

Our exposure to asbestos liability principally stems from our Marine Liability product insurance written on an occurrence basis during the mid-1980s.  In general, our participation on such risks is in the excess layers, which requires the underlying coverage to be exhausted prior to coverage being triggered in our layer.  In many instances, we are one of many insurers who participate in the defense and ultimate settlement of these claims, and we are generally a minor participant in the overall insurance coverage and settlement.

The reserves for asbestos exposures as of December 31, 2015 are for:  (i) one large settled claim for excess insurance policy limits exposed to a class action suit against an insured involved in the manufacturing or distribution of asbestos products being paid over several years and (ii) attritional asbestos claims that could be expected to occur over time.  Substantially all of our asbestos liability reserves are included in our U.S. and Int’l Marine operating segment loss reserves.  For the year ended December 31, 2015, our Company recognized a benefit of $1.1 million as a result of settlements with third party administrators on ceded paid losses previously written off in prior years due to bankruptcy or insolvency of the reinsurer.

There can be no assurances that material loss development may not arise in the future from existing asbestos claims or new claims given the evolving and complex legal environment that may directly affect the outcome of the asbestos exposures of our insureds.

The following tables set forth our gross and net losses and LAE reserves, incurred losses and LAE, and payments for our asbestos exposures for the periods indicated:

	Years Ended December 31,
amounts in thousands	2015	2014	2013
Gross of Reinsurance
Beginning gross reserves	$15,370	$15,519	$24,223
Plus: Incurred losses & LAE	(43)	527	3,040
Less: Calendar year payments	71	676	11,744
Ending gross reserves	$15,256	$15,370	$15,519

Gross case loss reserves	$12,991	$13,105	$13,254
Gross IBNR loss reserves	2,265	2,265	2,265
Ending gross reserves	$15,256	$15,370	$15,519

Net of Reinsurance
Beginning net reserves	$10,291	$10,314	$14,477
Plus: Incurred losses & LAE	(1,092)	(2,068)	724
Less: Calendar year payments	(1,001)	(2,045)	4,887
Ending net reserves	$10,200	$10,291	$10,314

Net case loss reserves	$8,140	$8,231	$8,254
Net IBNR loss reserves	2,060	2,060	2,060
Ending net reserves	$10,200	$10,291	$10,314

Catastrophe Risk Management

Our Company has exposure to losses caused by hurricanes, earthquakes, and other natural and man-made catastrophic events. The frequency and severity of catastrophic events is unpredictable. The extent of covered losses from a catastrophe is a function of both the total amount of insured exposure in an area affected by the event and the severity of the event. We continually assess the concentration of underwriting exposures in catastrophe-exposed areas globally and manage this exposure through individual risk selection and through the purchase of reinsurance.  Our Company also uses modeling and concentration management tools that allow better monitoring and better control of the accumulations of potential losses from catastrophe events.  Despite these efforts, there remains uncertainty about the characteristics, timing and extent of insured losses given the unpredictable nature of catastrophes. The occurrence of one or more catastrophic events could have a material adverse effect on our results of operations, financial condition and/or liquidity.

Our Company has significant natural catastrophe exposures throughout the world. We estimate that the largest exposure to loss from a single natural catastrophe event comes from a hurricane on the east coast of the U.S.  As of December 31, 2015, our Company estimates that the probable maximum pre-tax gross and net loss exposure from such a hurricane event would be approximately $130.6 million and $44.3 million, respectively, including the cost of RRPs.

Like all catastrophe exposure estimates, the foregoing estimate of the probable maximum loss is inherently uncertain.  This estimate is highly dependent upon numerous assumptions and subjective underwriting judgments.  Examples of significant assumptions and judgments related to such an estimate include the intensity, depth and location of the earthquake, the various types of the insured risks exposed to the event at the time the event occurs and the estimated costs or damages incurred for each insured risk. The composition of the portfolio also makes such estimates challenging due to the non-static nature of the exposures covered under the policies in products such as Cargo and Hull. There can be no assurances that the gross and net loss amounts that our Company could incur in such an event or in any natural catastrophe event would not be materially higher than the estimates discussed above given the significant uncertainties with respect to such an estimate. Moreover, the portfolio of insured risks changes dynamically over time and there can be no assurance that the probable maximum loss will not change materially over time.

The occurrence of large loss events could reduce the reinsurance coverage that is available to our Company and could weaken the financial condition of the reinsurers, which could have a material adverse effect on our results of operations. Although the reinsurance agreements make the reinsurers liable to our Company to the extent the risk is transferred or ceded to the reinsurer, ceded reinsurance arrangements do not eliminate the obligation to pay claims to policyholders, as our Company is required to pay the losses if a reinsurer fails to meet its obligations under the reinsurance agreement.

Our Company utilizes reinsurance principally to reduce the exposure on individual risks, to protect against catastrophic losses and to stabilize loss ratios and underwriting results. Our Company is protected by various treaty and facultative reinsurance agreements.  The reinsurance is placed either directly by our Company or through reinsurance intermediaries.  The reinsurance intermediaries are compensated by the reinsurers.

Superstorm Sandy and Hurricanes Joaquin, Gustav and Ike

Hurricane Joaquin, which occurred in the fourth quarter of 2015, Superstorm Sandy, which occurred in the fourth quarter of 2012 and Hurricanes Gustav and Ike, which occurred in the third quarter of 2008 generated substantial losses in our U.S. and Int’l Marine operating segments and our Energy & Engineering divisions within our U.S. and Int’l P&C operating segment.   Management believes that should any adverse loss development for gross claims occur from the aforementioned Superstorm and Hurricanes, it would be contained within the reinsurance program.

Hurricane Joaquin

The following table sets forth our gross and net losses and LAE reserves, incurred losses and LAE, and payments for Hurricane Joaquin for the year ended December 31, 2015:

amounts in thousands	2015
Gross of Reinsurance
Beginning gross reserves	$—
Plus: Incurred losses & LAE	31,749
Less: Calendar year payments	9,014
Ending gross reserves	$22,735

Gross case loss reserves	$3,113
Gross IBNR loss reserves	19,622
Ending gross reserves	$22,735

Net of Reinsurance
Beginning net reserves	$—
Plus: Incurred losses & LAE	10,000
Less: Calendar year payments	8,067
Ending net reserves	$1,933

Net case loss reserves	$1,933
Net IBNR loss reserves	—
Ending net reserves	$1,933

Hurricane Joaquin impacted the fourth quarter of 2015 with a total estimated net loss of $10.0 million and $4.0 million in additional RRPs.

Superstorm Sandy

The following table sets forth our gross and net losses and LAE reserves, incurred losses and LAE, and payments for Superstorm Sandy for the periods indicated:

	Years Ended December 31,
amounts in thousands	2015	2014	2013
Gross of Reinsurance
Beginning gross reserves	$25,596	$29,880	$62,847
Plus: Incurred losses & LAE	(19,049)	3	21
Less: Calendar year payments	3,449	4,287	32,988
Ending gross reserves	$3,098	$25,596	$29,880

Gross case loss reserves	$2,098	$4,217	$6,757
Gross IBNR loss reserves	1,000	21,379	23,123
Ending gross reserves	$3,098	$25,596	$29,880

Net of Reinsurance
Beginning net reserves	$216	$458	$8,628
Plus: Incurred losses & LAE	144	(193)	(450)
Less: Calendar year payments	170	49	7,720
Ending net reserves	$190	$216	$458

Net case loss reserves	$156	$138	$338
Net IBNR loss reserves	34	78	120
Ending net reserves	$190	$216	$458

The increase in incurred losses and LAE, net of reinsurance, for the year ended December 31, 2015 was primarily driven by gross activity subject to quota share reinsurance agreements.  During 2015, $19.0 million of Superstorm Sandy gross reserves were released.  These reserves were fully ceded resulting in a minimal impact to net reserves and a corresponding release of $3.9 million of previously accrued RRPs.

Hurricanes Gustav and Ike

The following table sets forth our gross and net losses and LAE reserves, incurred losses and LAE, and payments for the 2008 Hurricanes Gustav and Ike for the periods indicated:

	Years Ended December 31,
amounts in thousands	2015	2014	2013
Gross of Reinsurance
Beginning gross reserves	$7,637	$3,327	$15,777
Plus: Incurred losses & LAE	193	6,285	(11,260)
Less: Calendar year payments	1,076	1,975	1,190
Ending gross reserves	$6,754	$7,637	$3,327

Gross case loss reserves	$6,750	$7,634	$2,821
Gross IBNR loss reserves	4	3	506
Ending gross reserves	$6,754	$7,637	$3,327

Net of Reinsurance
Beginning net reserves	$304	$432	$844
Plus: Incurred losses & LAE	67	(135)	(413)
Less: Calendar year payments	355	(7)	(1)
Ending net reserves	$16	$304	$432

Net case loss reserves	$13	$302	$404
Net IBNR loss reserves	3	2	28
Ending net reserves	$16	$304	$432

The increase in incurred losses and LAE, net of reinsurance, for the year ended December 31, 2015 was primarily driven by gross activity subject to quota share reinsurance agreements.

Reinsurance Recoverables

Reinsurance recoverable includes the balances due to us from reinsurance companies for paid and unpaid losses and loss expenses, based on contracts in force, and are presented net of a reserve for uncollectible reinsurance which is determined based upon a review of the financial condition of the reinsurers and other factors.  We determine the reinsurance recoverable on unpaid losses and loss expenses using actuarial estimates as well as a determination of our ability to cede unpaid losses and loss expenses under existing reinsurance contracts.  Although reinsurance makes the reinsurer liable to our Company to the extent the risk is transferred or ceded to the reinsurer, ceded reinsurance arrangements do not eliminate the obligation to pay claims to the policyholders.  Accordingly, our Company bears credit risk with respect to the reinsurers.  Specifically, the reinsurers may not pay claims made by our Company on a timely basis, or they may not pay some or all of these claims.  Either of these events would increase the costs and could have a material adverse effect on our business.

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

Our Company has established a reserve for uncollectible reinsurance in the amount of $6.9 million and $11.3 million as of December 31, 2015 and 2014, respectively. The reduction in our allowance for uncollectible reinsurance was the result of payments of outstanding balance from one of our large reinsurers. Our reserve is determined by considering reinsurer specific default risk as indicated by their financial strength ratings as well as additional default risk for asbestos and environmental related recoverables. Actual uncollectible reinsurance could potentially differ from the estimate.

Refer to Note 6, Ceded Reinsurance, in the Notes to Consolidated Financial Statements for additional information.

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

We believe the items that require the most subjective and complex estimates involve the reporting of:

•	Reserves for losses and LAE (including losses that have occurred but were not reported to us by the financial reporting date);
•	Reinsurance recoverables, including a provision for uncollectible reinsurance;
•	Written and unearned premium;
•	Recoverability of deferred tax assets;
•	Impairment of investment securities; and
•	Valuation of invested assets.

Reserves for Losses and LAE

Reserves for losses and LAE represent an estimate of the expected cost of the ultimate settlement and administration of losses, based on facts and circumstances then known less the amount paid to date.  Our actuaries calculate indicated IBNR loss reserves by UWY for major product groupings using standard actuarial methodologies, which are projection or extrapolation techniques, including:       (a) the loss ratio method, (b) the loss development method and (c) the Bornhuetter-Ferguson method.  Each of these methodologies is generally applicable to both long tail and short tail lines of business depending on a variety of circumstances.  Informed subjective judgments as to our ultimate exposure to losses are an integral component of our loss reserving process due to numerous factors that contribute to the inherent uncertainty in the process of establishing loss reserves, including:

•	Inflationary pressures (medical and economic) that affect the size of losses;
•	Judicial, regulatory, legislative, and legal decisions that affect insurers’ liabilities;
•	Changes in the frequency and severity of losses;
•	Changes in the underlying loss exposures of our policies; and
•	Changes in our claims handling procedures.

A review of the emergence of actual losses relative to expectations for each line of business generally derived from the quarterly and/or semi-annual in depth reserve analyses is conducted to determine whether the assumptions used in the reserving process continue to form a reasonable basis for the projection of liabilities for each product line.  As time passes, estimated loss reserves for an UWY will be based more on historical loss activity and loss development patterns rather than on assumptions based on underwriters' input, pricing assumptions or industry experience.  During the loss settlement period, it often becomes necessary to refine and adjust the estimates of liability on a claim either upward or downward.  No assurance can be given that actual claims made and related payments will not be in excess of the amounts reserved.

A brief summary of each actuarial method discussed above follows:

Loss ratio method

This method is based on the assumption that ultimate losses vary proportionately with premiums.  Pursuant to the loss ratio method, IBNR loss reserves are calculated by multiplying the earned premium by an expected ultimate loss ratio to estimate the ultimate losses for each UWY, then subtracting the reported losses, consisting of paid losses and case loss reserves, to determine the IBNR loss reserve amount.  The ultimate loss ratios applied are our Company’s best estimates for each UWY and are generally determined after evaluating a number of factors which include: information derived by underwriters and actuaries in the initial pricing of our business, the ultimate loss ratios established in the prior accounting period and the related judgments applied, the ultimate loss ratios of previous UWYs, premium rate changes, underwriting and coverage changes, changes in terms and conditions, legislative changes, exposure trends, loss development trends, claim frequency and severity trends, paid claims activity, remaining open case reserves and industry data where deemed appropriate.  Such factors are also evaluated when selecting ultimate loss ratios and/or loss development factors in the methods described below.

Bornhuetter-Ferguson method

The Bornhuetter-Ferguson method calculates the IBNR loss reserves as the product of the earned premium, an expected ultimate loss ratio, and a loss development factor that represents the expected percentage of the ultimate losses that have been incurred but not yet reported.  The loss development factor equals one hundred percent less the expected percentage of losses that have thus far been reported, which is generally calculated as an average of the percentage of losses reported for comparable reporting periods of prior UWYs.  The expected ultimate loss ratio is generally determined in the same manner as in the loss ratio method.

Loss development method

The loss development method, also known as the chain ladder or the link-ratio method, develops the IBNR loss reserves by multiplying the paid or reported losses by a loss development factor to estimate the ultimate losses, then subtracting the reported losses, consisting of paid losses and case loss reserves, to determine the IBNR loss reserves.  The loss development factor is the reciprocal of the expected percentage of losses that have thus far been reported, which is generally calculated as an average of the percentage of losses reported for comparable reporting periods of prior UWYs.

Frequency/severity method

The frequency/severity method calculates the IBNR loss reserves by separately projecting claim count and average cost per claim data on either a paid or incurred basis.  It estimates the expected ultimate losses as the product of the ultimate number of claims that are expected to be reported and the expected average amount of these claims.

The period between the date of loss occurrence and the final payment date of the ensuing claim(s) is referred to as the “claim tail.”  Short tail business generally describes products for which losses are typically known and paid shortly after the loss actually occurs.  For example, a personal accident where no other parties were involved tends to be a short process.  The ambiguity associated with our estimate of ultimate losses for any particular accident period diminishes quickly as actual loss experience develops.  Long tail business are lines of business for which specific losses may not be known or reported for a longer period and claims can take significant time to settle.  For long tail lines such as general liability, the time lag for reporting claims is greater than it is in short tail lines.  Facts and information are frequently not complete at the time case reserves are established, and because there is a higher risk for additional litigation, final settlement amounts are unknown.  Each of our business lines is analyzed individually, with development characteristics for each short tail and long tail line of business identified and applied accordingly.

The following discusses the method used for calculating the IBNR for each line of business and key assumptions used in applying the actuarial methods described.

Application of Actuarial Methods

Reserves are established separately for each major product.  Our actuaries generally assume that historical loss development patterns are reasonable predictors of future loss patterns and apply a variety of traditional actuarial techniques to develop a reasonable expectation of ultimate losses. However, there are a number of products for which our Company has insufficient experience so as to generate credible actuarial projections. In those instances, we typically evaluate overall industry experience, rely on the input of underwriting, and claims executives in setting assumptions for our IBNR reserves. We also attempt to make reasonable provisions for the impact of economic, legal and competitive trends in projecting future loss development.

Our actuarial IBNR estimation approach is based on the nature of the data generated by the lines of business being reviewed.  Each business line can be characterized as either a long or short tailed line of business or, if it is a new business line, the length of the tail would not necessarily be immediately relevant and it would be treated only as a new business line.

Short tailed lines of business have the least uncertainty of the three groups.  For short tailed lines of business there is typically a mature or close to mature dataset from which to select patterns and estimates.  Thus, the actuaries would generally apply a combination of loss development method and Bornhuetter-Ferguson methods that rely on internal historical patterns and losses.

For long tailed lines of business the uncertainty is greater.  Due to the amount of time it takes a long tailed segment to mature, there is uncertainty with regards to how any line of business or year will settle as well as uncertainty with regards to the path it will take to settle.  Additionally, due to their long tailed nature, many of the lines of business that are not new but are long tailed may not have a mature historical dataset from which to derive credible estimates for reserving.  For these segments, while standard actuarial reserving methods would usually be applied, the loss development method would generally only be applied in the more mature years where the expectation is that they are close to ultimate.  Where internal data on long tailed lines lacks sufficient credibility, overall industry experience would be evaluated and the input of underwriting and claims executives in setting assumptions would be considered.

For new business the assumption is that internal historical data would not be available and the actuaries will typically evaluate based on overall industry experience, and rely on the input of underwriting, and claims executives in setting assumptions for IBNR reserves.  Early on, unless there is a credible industry pattern or internal complementary line of business pattern, the loss ratio method would be applied and patterns would only be applied as the business begins to mature.  If there is a credible complementary or industry pattern Bornhuetter-Ferguson methods might be applied initially as well, particularly if it is a short tailed line of business.

The data distribution as of December 31, 2015 as measured by net case reserves outstanding is as follows:

	Short Tailed	Long Tailed	New Business	Total
U.S. Insurance:
Marine	69.3%	30.7%	0.0%	100.0%
Property Casualty	10.4%	89.3%	0.3%	100.0%
Professional Liability	0.0%	97.6%	2.4%	100.0%

Int'l Insurance:
Marine	54.1%	44.9%	1.0%	100.0%
Property Casualty	87.7%	12.0%	0.3%	100.0%
Professional Liability	0.0%	99.1%	0.9%	100.0%

GlobalRe	81.6%	2.5%	15.9%	100.0%

Sensitivity Analysis

The following table provides a sensitivity analysis of our Net loss reserve as of December 31, 2015:

		Reasonably Likely Range of Deviation
	Total Net	Strengthening		Release
amounts in thousands, except per share amounts	Loss Reserve	Amount	%	Amount	%
U.S. Insurance
Marine	$124,085	$10,933	8.8%	$10,048	8.1%
Property Casualty	685,765	41,577	6.1%	39,200	5.7%
Professional Liability	103,074	23,267	22.6%	18,982	18.4%
Total U.S. Insurance (1)	$912,924	$67,374	7.4%	$62,744	6.9%
Int'l Insurance
Marine	$228,566	$19,965	8.7%	$18,361	8.0%
Property Casualty	60,048	3,610	6.0%	3,405	5.7%
Professional Liability	82,812	18,523	22.4%	15,137	18.3%
Total Int'l Insurance (1)	$371,426	$27,177	7.3%	$25,324	6.8%
GlobalRe	108,776	30,035	27.6%	23,536	21.6%
Subtotal	$1,393,126	$124,586		$111,604
Portfolio Effect (1)	—	(45,086)		(36,396)
Total	$1,393,126	$79,500	5.7%	$75,208	5.4%

Increase (decrease) to net income
Amount		$(51,675)		$48,885
Per Share (2)		$(3.49)		$3.30

(1) - The totals for each segment are adjusted for portfolio effect.  The portfolio effect is the reduction in risk which arises out of diversification in the portfolio.

(2) - Calculated using average diluted shares of 14,825,745 for the year ended December 31, 2015.

A range of reasonable estimates has been developed based on the historical volatility of held reserves versus current estimates for the purposes of this sensitivity analysis. The history indicates that our held reserves tend to be 9.7% redundant with a standard deviation of 8.3%.  We have ignored the historical conservatism and built a range around the current held amounts. Our Company’s lines of business, the market pricing adequacy and our Company’s underwriting strategies have changed dynamically over the past ten years.  The impact from the shift on ranges will be greater for lines with longer emergence patterns. The individual lines will also have greater variance than the range for the entire book of business. The statistical variation is expected to have a somewhat higher range of deterioration than savings.  The computation of each range represents the central 50.0% of outcomes.  The movement within our reporting segments in an individual year may not fall within this range. There is a significant risk that the potential volatility of the current reserve estimates could differ in a material manner from the historical trends.  The total reserve variability is not equal to the sum of the segment variability due to the benefit of diversification.

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

Written and Unearned Premium

Substantially all of our business is placed through agents and brokers.  Written premium is recorded based on the insurance policies that have been reported to us and the policies that have been written by agents but not yet reported to us.  We estimate the amount of written premium not yet reported based on judgments relative to current and historical trends of the business being written.  An unearned premium reserve is established to reflect the unexpired portion of each policy at the financial reporting date.  Assumed and ceded RRPs are written and fully earned in the period in which the loss event, which caused the reinstatement premium, occurred.

A portion of our premium is estimated for unreported premium, mostly for our Marine and Energy & Engineering products written by our Int’l Insurance reporting segment, as well as our A&H product and our LatAm business within our P&C and Surety products written by our GlobalRe reporting segment.  We generally do not experience any significant backlog in processing premiums.  Such premium estimates are generally based on submission data received from brokers and agents and recorded when the insurance policy or reinsurance contract is written or bound.  The estimates are regularly reviewed and updated taking into account the premium received to date versus the estimate and the age of the estimate.  To the extent that the actual premium varies from the estimates, the difference, along with the related loss reserves and underwriting expenses, is recorded in current operations.

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

Recoverability of Deferred Tax Assets

We recognize deferred tax assets and liabilities, which primarily result from temporary differences between the amounts recorded in our Consolidated Financial Statements and the tax basis of our assets and liabilities.  At each balance sheet date, we assess the need to establish a valuation allowance that reduces deferred tax assets when it is more likely than not that all, or some portion, of the deferred tax assets will not be realized.  The valuation allowance is based on all available information including projections of future taxable income from each tax-paying component in each tax jurisdiction, principally derived from available tax planning strategies.  Projections of future taxable income incorporate several assumptions of future business and operations that are apt to differ from actual experience. We regularly review our deferred tax assets for recoverability, taking into consideration our history of earnings, expectations for future earnings, taxable income in carryback years and the expected timing of the reversals of existing temporary differences. When we believe it is more likely than not that a deferred tax asset will not be realized, we establish a valuation allowance for that deferred tax asset.  Our valuation allowance as of December 31, 2015 is $0.7 million.

Impairment of Investment Securities

Management regularly reviews our fixed maturity and equity securities portfolios to evaluate the necessity of recording impairment losses for other-than-temporary declines in the fair value of investments.  Our investment portfolio is the largest component of consolidated assets and a multiple of shareholder’s equity. OTTI could be material to our financial condition and results of operations. Refer to Note 3, Investments, in the Notes to Consolidated Financial Statements for additional information.

Valuation of Investments

Fair value is defined as the price in the principal market that would be received for an asset to facilitate an orderly transaction between market participants on the measurement date.  We determine the fair value of certain financial instruments based on their underlying characteristics and relevant transactions in the marketplace.  GAAP guidance requires an entity to maximize the use of observable inputs and minimizes the use of unobservable inputs when measuring fair value. Refer to Note 4, Fair Value, in the Notes to Consolidated Financial Statements for additional information.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Sensitive Instruments and Risk Management

Market risk represents the potential for loss due to adverse changes in the fair value of financial instruments.  We are exposed to potential loss to various market risks, including changes in interest rates, equity prices and foreign currency exchange rates.  Market risk is directly influenced by the volatility and liquidity in the markets in which the related underlying assets are traded.  The following is a discussion of our primary market risk exposures and how those exposures have been managed through December 31, 2015.  Our market risk sensitive instruments are entered into for purposes other than trading and speculation.

The carrying value of our investment portfolio as of December 31, 2015 was $2.9 billion of which 82.2% was invested in fixed maturity securities.  The primary market risk to our investment portfolio is interest rate risk associated with investments in fixed maturity securities.  We do not have any commodity risk exposure.

For fixed maturity securities, short-term liquidity needs and the potential liquidity needs of our business are key factors in managing our portfolio.  Our portfolio duration relative to our liabilities’ duration is primarily managed through investment transactions.

There were no significant changes regarding our investment portfolio in our primary market risk exposures or in how those exposures were managed for the year ended December 31, 2015. We do not currently anticipate significant changes in our primary market risk exposures or in how those exposures are managed in future reporting periods based upon what is known or expected to be in effect in future reporting periods.

Interest Rate Risk Sensitivity Analysis

Interest rate risk sensitivity analysis is defined as the measurement of potential loss in fair values or cash flows of market sensitive instruments resulting from one or more selected hypothetical changes in interest rates and other market rates or prices over a selected time.  In our sensitivity analysis model, a hypothetical change in market rates is selected that is expected to reflect reasonably possible near-term changes in those rates.  “Near-term” means a period of time going forward up to one year from the date of our Consolidated Financial Statements.  Actual results may differ from the hypothetical change in market rates assumed in this disclosure, especially since this sensitivity analysis does not reflect the results of any actions that would be taken by us to mitigate such hypothetical losses in fair value.

In this sensitivity analysis model, we use fair values to measure our potential loss.  The sensitivity analysis model includes fixed maturities.  The primary market risk to our market-sensitive instruments is interest rate risk.  The sensitivity analysis model uses a 50 and 100 basis points change in interest rates to measure the hypothetical change in fair value of financial instruments included in the model.  Changes in interest rates will have an immediate effect on our comprehensive income and stockholders’ equity but will not ordinarily have an immediate effect on our net income.  As interest rates rise, the market value of our interest rate sensitive securities will decrease.  Conversely, as interest rates fall, the market value of our interest rate sensitive securities will increase.

For invested assets, modified duration modeling is used to calculate changes in fair values.  Durations on invested assets are adjusted for call, put and interest rate reset features.  Duration on tax-exempt securities is adjusted for the fact that the prices on such securities are less sensitive to changes in interest rates compared to treasury securities.  Invested asset portfolio durations are calculated on a market value weighted basis using holdings as of December 31, 2015.

The following table summarizes the effect that an immediate, parallel shift in the interest rate yield curve would have had on our portfolio as of December 31, 2015 and 2014:

	Interest Rate Shift in Basis Points
amounts in thousands	-100	-50	0	+50	+100
December 31, 2015:
Total market value	$2,498,949	$2,460,563	$2,414,210	$2,366,891	$2,320,056
Market value change from base	3.5%	1.9%		-2.0%	-3.9%
Change in unrealized value	$84,739	$46,353	$—	$(47,319)	$(94,154)

December 31, 2014:
Total market value	$2,434,073	$2,403,789	$2,365,934	$2,320,035	$2,274,609
Market value change from base	2.9%	1.6%		-1.9%	-3.9%
Change in unrealized value	$68,139	$37,855	$—	$(45,899)	$(91,325)

Equity Price Risk

Our portfolio of equity securities currently valued at $305.3 million, which we carry on our Balance Sheet at fair value, has exposure to price risk.  This risk is defined as the potential loss in fair value resulting from adverse changes in stock prices.  Our U.S. equity portfolio is benchmarked to the S&P 500 index and changes in that index may approximate the impact on our portfolio.

Foreign Currency Exchange Rate Risk

We are exposed to foreign currency exchange rate risk primarily related to foreign-denominated cash, cash equivalents and marketable securities (“foreign funds”), premiums receivable, reinsurance recoverables on paid and unpaid losses and LAE as well as reserves for losses and LAE. The principal currencies creating foreign currency exchange risk for our operations are the GBP and the CAD.  We manage our foreign currency exchange rate risk primarily through asset-liability matching.

The following table shows foreign currency denominated net asset position in USD at December 31, 2015 and 2014, and the expected dollar change in fair value that would occur if exchange rates changed 10% from exchange rates in effect at those times:

	At Years Ended December 31,
	2015	2014	2015	2014
amounts in thousands	Value of Net Assets in USD		10% depreciation of all foreign currency exchange rates against the USD
GBP	$(61,834)	$(60,184)	$6,183	$6,018
CAD	43,800	44,553	(4,380)	(4,455)
Total (1)	$(18,034)	$(15,631)	$1,803	$1,563

(1)	Amount excludes additional currencies where the value of net assets in USD is less than 1 percent of total net assets of our Company.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our Consolidated Financial Statements required in response to this section are submitted as part of Item 15(a) of this report.

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

Management’s Report on Internal Control Over Financial Reporting

(a)	Management’s report on internal control over financial reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f).  Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on our evaluation under such framework, our management concluded that our internal control over financial reporting as of December 31, 2015 was effective.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our Company’s independent registered public accounting firm, KPMG LLP, has audited the effectiveness of our Company’s internal control over financial reporting as of December 31, 2015, as stated in their report in item (b) below.

(b)	Attestation report of the registered public accounting firm

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

The Navigators Group, Inc.

We have audited The Navigators Group Inc.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Navigators Group Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, The Navigators Group, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of The Navigators Group, Inc. and subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2015, and our report dated February 12, 2016 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

New York, New York

February 12, 2016

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

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information concerning our directors and executive officers is contained under “Election of Directors” in our definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 26, 2016 (our “Proxy Statement”), which information is incorporated herein by reference.  Information concerning the Audit Committee and the Audit Committee’s financial expert of our Company is contained under “Board of Directors and Committees” in our  Proxy Statement, which information is incorporated herein by reference.  Information concerning compliance with Section 16(a) is contained under “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement.

We have adopted a Code of Ethics for our Chief Executive Officer and Senior Financial Officers, which is applicable to our Chief Executive Officer, Chief Financial Officer, Treasurer, Controller and all other persons performing similar functions.  A copy of such Code is available on our website at www.navg.com under the Corporate Governance link.  Any amendments to, or waivers of, such Code which apply to any of the financial professionals listed above will be disclosed on our website under the same link promptly following the date of such amendment or waiver.  Information concerning change to security holder procedures for recommending board of director nominees is contained under “Board Skills and Director Nominations” in our Proxy Statement.

ITEM 11. EXECUTIVE COMPENSATION

Information concerning executive compensation will be contained under “Compensation Discussion and Analysis” in our  Proxy Statement, which information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information concerning the security ownership of the directors and officers of our Company is contained under “Election of Directors” and “Compensation Discussion and Analysis” in our Proxy Statement, which information is incorporated herein by reference.  Information concerning securities that are available to be issued under our equity compensation plans is contained under “Equity Compensation Plan Information” in our Proxy Statement, which information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information concerning relationships and related transactions of our directors and officers is contained under “Related Party Transactions” in our Proxy Statement, which information is incorporated herein by reference.  Information concerning director independence is contained under “Board of Directors and Committees” in our Proxy Statement, which information is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Information concerning the principal accountant’s fees and services for our Company is contained under “Independent Registered Public Accounting Firm” in our Company’s Proxy Statement, which information is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this report:

a.	Financial Statements and Schedules: The financial statements and schedules that are listed in the accompanying Index to Consolidated Financial Statements and Schedules on page F-1.
b.

Exhibits: The exhibits that are listed in the accompanying Index to Exhibits on the page, which immediately follows page S-8. The exhibits include the management contracts and compensatory plans or arrangements required to be filed as exhibits to this Form 10‑K by Item 601(a)(10)(iii) of Regulation S‑K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, our Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

The Navigators Group, Inc.
(Company)

Dated: February 12, 2016	By:	/s/ Ciro M. DeFalco
Ciro M. DeFalco
Senior Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of our Company and in the capacities and on the dates indicated.

Name	Title	Date

/s/ ROBERT V. MENDELSOHN	Chairman	February 12, 2016
Robert V. Mendelsohn

/s/ STANLEY A. GALANSKI	President and Chief Executive Officer (Principal Executive Officer)	February 12, 2016
Stanley A. Galanski

/s/ CIRO M. DEFALCO	Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 12, 2016
Ciro M. DeFalco

/s/ SAUL L. BASCH	Director	February 12, 2016
Saul L. Basch

/s/ H.J. MERVYN BLAKENEY	Director	February 12, 2016
H.J. Mervyn Blakeney

/s/ TERENCE N. DEEKS	Director	February 12, 2016
Terence N. Deeks

/s/ GEOFFREY E. JOHNSON	Director	February 12, 2016
Geoffrey E. Johnson

/s/ DAVID M. PLATTER	Director	February 12, 2016
David M. Platter

/s/ PATRICIA H. ROBERTS	Director	February 12, 2016
Patricia H. Roberts

/s/ JANICE C. TOMLINSON	Director	February 12, 2016
Janice C. Tomlinson

/s/ MARC M. TRACT	Director	February 12, 2016
Marc M. Tract

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

The Navigators Group, Inc.

We have audited the accompanying consolidated balance sheets of The Navigators Group, Inc. and subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three‑year period ended December 31, 2015.  In connection with our audits of the consolidated financial statements, we also have audited financial statement schedules I to VI. These consolidated financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Navigators Group, Inc. and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the years in the three year period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), The Navigators Group, Inc.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 12, 2016 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/KPMG LLP

New York, New York

February 12, 2016

THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
amounts in thousands, except share amounts	2015	2014
ASSETS
Investments:
Fixed maturities, available-for-sale, at fair value (amortized cost: 2015: $2,400,245; 2014: $2,323,959)	$2,414,210	$2,365,934
Equity securities, available-for-sale, at fair value (cost: 2015: $281,943; 2014: $154,843)	305,271	184,295
Short-term investments, at fair value (amortized cost: 2015: $217,743; 2014: $179,527)	217,745	179,506
Total investments	$2,937,226	$2,729,735
Cash	69,901	90,751
Premiums receivable	276,616	342,479
Prepaid reinsurance premiums	232,588	237,851
Reinsurance recoverable on paid losses	49,506	51,347
Reinsurance recoverable on unpaid losses and loss adjustment expenses	809,518	851,498
Deferred policy acquisition costs	91,983	79,452
Accrued investment income	16,001	14,791
Goodwill and other intangible assets	6,807	7,013
Current income tax receivable, net	22,323	14,549
Deferred income tax, net	3,900	—
Other assets	67,643	56,719
Total assets	$4,584,012	$4,476,185
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Reserves for losses and loss adjustment expenses	$2,202,644	$2,159,634
Unearned premiums	820,676	766,167
Reinsurance balances payable	107,411	152,774
Senior notes	263,580	263,440
Deferred income tax, net	—	1,467
Payable for investments purchased	1,495	134
Accounts payable and other liabilities	92,058	105,345
Total liabilities	$3,487,864	$3,448,961

Stockholders' equity:
Preferred stock, $.10 par value, authorized 1,000,000 shares, none issued	$—	$—
Common stock, $.10 par value, authorized 50,000,000 shares, issued 17,942,269 shares for 2015 and 17,792,846 shares for 2014	1,793	1,778
Additional paid-in capital	357,829	347,022
Treasury stock, at cost (3,511,380 shares for 2015 and 2014)	(155,801)	(155,801)
Retained earnings	868,723	787,666
Accumulated other comprehensive income	23,604	46,559
Total stockholders' equity	$1,096,148	$1,027,224
Total liabilities and stockholders' equity	$4,584,012	$4,476,185

The accompanying Notes to Consolidated Financial Statements are an integral part of these Financial Statements.

THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,
amounts in thousands, except share and per share amounts	2015	2014	2013
Gross written premiums	$1,453,502	$1,432,353	$1,370,517
Revenues:
Net written premiums	$1,043,860	$1,000,138	$887,922
Change in unearned premiums	(59,773)	(64,243)	(45,983)
Net earned premiums	984,087	935,895	841,939
Net investment income	68,718	64,168	56,251
Total other-than-temporary impairment losses	(1,870)	137	(2,393)
Portion of loss recognized in other comprehensive income (before tax)	172	(137)	—
Net other-than-temporary impairment losses recognized in earnings	(1,698)	—	(2,393)
Net realized gains (losses)	8,373	12,812	22,939
Other income (expense)	(491)	10,656	(1,172)
Total revenues	$1,058,989	$1,023,531	$917,564

Expenses:
Net losses and loss adjustment expenses	$572,598	$545,229	$518,961
Commission expenses	129,977	125,528	113,494
Other operating expenses	223,516	196,825	164,434
Call premium on Senior notes	—	—	17,895
Interest expense	15,424	15,413	10,507
Total expenses	$941,515	$882,995	$825,291

Income before income taxes	117,474	140,536	92,273
Income tax expense (benefit)	36,417	45,207	28,807

Net income	$81,057	$95,329	$63,466

Net income per common share:
Basic	$5.63	$6.69	$4.49
Diluted	$5.47	$6.51	$4.42

Average common shares outstanding:
Basic	14,392,522	14,259,768	14,133,925
Diluted	14,825,745	14,646,369	14,345,553

The accompanying Notes to Consolidated Financial Statements are an integral part of these Financial Statements.

THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended December 31,
amounts in thousands	2015	2014	2013
Net income	$81,057	$95,329	$63,466
Other comprehensive income (loss):
Change in net unrealized gains (losses) on investments:
Unrealized gains (losses) on investments arising during the period, net of deferred tax of $2,624, $(14,925) and $17,521 in 2015, 2014 and 2013 respectively	$(5,331)	$28,252	$(32,546)
Reclassification adjustment for net realized (gains) losses included in net income net of deferred tax of $9,185, $2,776 and $6,218 in 2015, 2014 and 2013 respectively	(17,058)	(5,156)	(11,548)
Change in net unrealized gains (losses on investments)	$(22,389)	$23,096	$(44,094)
Change in other-than-temporary impairments:
Non credit other-than-temporary impairments arising during the period, net of deferred tax of $60, $(48) and $(174) in 2015, 2014 and 2013 respectively	$(112)	$89	$320
Reclassification adjustment for non credit other-than-temporary impairment losses recognized in net income net of deferred tax of $(90), $0 and $0 in 2015, 2014 and 2013 respectively	168	—	—
Change in other-than-temporary impairments	$56	$89	$320
Change in foreign currency translation gains (losses), net of deferred tax of $351, $2,800, and $1,650 in 2015, 2014 and 2013 respectively	$(622)	$(4,986)	$(3,074)
Other comprehensive income (loss)	$(22,955)	$18,199	$(46,848)
Comprehensive income (loss)	$58,102	$113,528	$16,618

The accompanying Notes to Consolidated Financial Statements are an integral part of these Financial Statements.

THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

			Additional				Accumulated Other	Total
	Common Stock		Paid-in	Treasury Stock		Retained	Comprehensive	Stockholders'
amounts in thousands, except share amounts	Shares	Amount	Capital	Shares	Amount	Earnings	Income (Loss)	Equity
Balance, December 31, 2012	17,558,046	$1,755	$329,452	3,511,380	$(155,801)	$628,871	$75,208	$879,485
Net income	—	—	—	—	—	63,466	—	63,466
Changes in comprehensive income:
Change in net unrealized gain (loss) on investments	—	—	—	—	—	—	(44,094)	(44,094)
Change in net non-credit other-than-temporary impairment losses	—	—	—	—	—	—	320	320
Change in foreign currency translation gain (loss)	—	—	—	—	—	—	(3,074)	(3,074)
Total comprehensive income	—	—	—	—	—	—	(46,848)	(46,848)
Shares issued under stock plan	151,830	15	2,725	—	—	—	—	2,740
Share-based compensation	—	—	3,369	—	—	—	—	3,369
Balance, December 31, 2013	17,709,876	$1,770	$335,546	3,511,380	$(155,801)	$692,337	$28,360	$902,212
Net income	—	—	—	—	—	95,329	—	95,329
Changes in comprehensive income:
Change in net unrealized gain (loss) on investments	—	—	—	—	—	—	23,096	23,096
Change in net non-credit other-than-temporary impairment losses	—	—	—	—	—	—	89	89
Change in foreign currency translation gain (loss)	—	—	—	—	—	—	(4,986)	(4,986)
Total comprehensive income	—	—	—	—	—	—	18,199	18,199
Shares issued under stock plan	82,970	8	(31)	—	—	—	—	(23)
Share-based compensation	—	—	11,507	—	—	—	—	11,507
Balance, December 31, 2014	17,792,846	$1,778	$347,022	3,511,380	$(155,801)	$787,666	$46,559	$1,027,224
Net income	—	—	—	—	—	81,057	—	81,057
Changes in comprehensive income:
Change in net unrealized gain (loss) on investments	—	—	—	—	—	—	(22,389)	(22,389)
Change in net non-credit other-than-temporary impairment losses	—	—	—	—	—	—	56	56
Change in foreign currency translation gain (loss)	—	—	—	—	—	—	(622)	(622)
Total comprehensive income	—	—	—	—	—	—	(22,955)	(22,955)
Shares issued under stock plan	149,423	15	(4,190)	—	—	—	—	(4,175)
Share-based compensation	—	—	14,997	—	—	—	—	14,997
Balance, December 31, 2015	17,942,269	$1,793	$357,829	3,511,380	$(155,801)	$868,723	$23,604	$1,096,148

The accompanying Notes to Consolidated Financial Statements are an integral part of these Financial Statements.

THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
amounts in thousands	2015	2014	2013
Operating activities:
Net income	$81,057	$95,329	$63,466
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation & amortization	5,386	4,915	4,518
Deferred income taxes	7,004	16,881	4,658
Net realized (gains) losses	(8,373)	(12,812)	(22,939)
Net other-than-temporary losses recognized in earnings	1,698	—	2,393
Call premium on redemption of Senior notes	—	—	17,895
Changes in assets and liabilities:
Reinsurance recoverable on paid and unpaid losses and loss adjustment expenses	43,822	(42,024)	68,599
Reserves for losses and loss adjustment expenses	43,010	114,563	(51,977)
Prepaid reinsurance premiums	5,264	10,344	(26,807)
Unearned premiums	54,509	52,380	72,199
Premiums receivable	65,863	(17,455)	(4,843)
Deferred policy acquisition costs	(12,531)	(12,445)	(6,002)
Accrued investment income	(1,210)	(925)	(1,279)
Reinsurance balances payable	(45,124)	(14,716)	1,439
Current income taxes	(8,072)	(582)	(16,432)
Other	(4,679)	29,039	31,987
Net cash provided by (used in) operating activities	$227,624	$222,492	$136,875

Investing activities:
Fixed maturities
Redemptions and maturities	$180,876	$210,674	$237,627
Sales	376,522	362,136	648,335
Purchases	(648,059)	(864,902)	(899,930)
Equity securities
Sales	96,405	54,900	72,113
Purchases	(215,405)	(83,845)	(89,288)
Change in payable for securities	1,851	(7,814)	(46,414)
Net change in short-term investments	(38,468)	117,740	(142,214)
Purchase of property and equipment	(3,577)	(8,359)	(10,088)
Net cash provided by (used in) investing activities	$(249,855)	$(219,470)	$(229,859)

Financing activities:
Net proceeds from debt offering	$—	$—	$263,278
Redemption of 7.0% Senior notes due May 1, 2016	—	—	(132,437)
Proceeds of stock issued from employee stock purchase plan	1,352	1,067	821
Proceeds of stock issued from exercise of stock options	29	153	2,495
Net cash provided by (used in) financing activities	$1,381	$1,220	$134,157

Increase (decrease) in cash	$(20,850)	$4,242	$41,173
Cash at beginning of year	90,751	86,509	45,336
Cash at end of period	$69,901	$90,751	$86,509

Supplemental cash information:
Income taxes paid, net	$35,447	$27,066	$41,094
Interest paid	$15,238	$15,703	$8,050
Issuance of stock to directors	$563	$438	$400

The accompanying Notes to Consolidated Financial Statements are an integral part of these Financial Statements.

THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  ORGANIZATION & SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements of The Navigators Group, Inc. and its subsidiaries have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP” or “U.S. GAAP”).  All significant intercompany transactions and balances have been eliminated in consolidation.  The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported revenues and expenses during the reporting periods.  Certain amounts for the prior year have been reclassified to conform with the current period presentation.  Unless the context requires otherwise, the terms “we,” “us,”  “our,” or “our Company” are used to mean The Navigators Group, Inc., a Delaware holding company established in 1982, and its subsidiaries.  The terms “Parent” or “Parent Company” are used to mean The Navigators Group, Inc. without its subsidiaries.

Organization

We are an international insurance company with a long-standing area of specialization in Marine insurance.  Our Property and Casualty (“P&C”) insurance business primarily offers general liability coverage and umbrella & excess liability coverage to commercial enterprises through our Primary and Excess Casualty divisions.  We have also developed niches in Professional Liability insurance, through our Directors & Officers (“D&O”) and Errors & Omissions (“E&O”) divisions.  Beginning in 2010, we added reinsurance products through our Global Reinsurance (“GlobalRe”) business.

We operate through various wholly-owned subsidiaries, including Navigators Insurance Company (“NIC”), inclusive of its United Kingdom Branch (“U.K. Branch”), and Navigators Specialty Insurance Company (“NSIC”), both of which are U.S. insurance companies, and Navigators Underwriting Agency Ltd. (“NUAL”), a Lloyd’s of London (“Lloyd’s”) underwriting agency that manages Lloyd’s Syndicate 1221 (“the Syndicate”) in the U.K. and is the underwriting company of Navigators Holdings (U.K.) Ltd. (“NHUK”), the holding company for our non U.S. domiciled entities.  Our Company controls 100% of the Syndicate’s stamp capacity.

Significant Accounting Policies

Cash

Cash includes cash on hand and demand deposits with banks, excluding such amounts held by the Syndicate included as Funds at Lloyd’s (“FAL”), which are classified as short term investments.

Investments

As of December 31, 2015 and 2014, all fixed maturity and equity securities held by our Company were carried at fair value and classified as available-for-sale.  Available-for-sale securities are debt and equity securities not classified as either held-to-maturity securities or trading securities and are reported at fair value, with unrealized gains and losses excluded from earnings and reported in accumulated other comprehensive income (“AOCI”) as a separate component of stockholders’ equity.    Fixed maturity securities include bonds, mortgage-backed and asset-backed securities.  Equity securities consist of common stock, exchange traded funds and preferred stock.

Short-term investments are carried at fair value.  Short-term investments mature within one year from the purchase date.

All prices for our fixed maturities, equity securities and short-term investments are classified as Level 1, Level 2 or Level 3 under the fair value hierarchy, as defined in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification 820 (“ASC 820”).

Premiums and discounts on fixed maturity securities are amortized into interest income over the life of the security using the interest method.  For mortgage-backed and asset-backed securities, anticipated prepayments and expected maturities are utilized in applying the interest rate method.  An effective yield is calculated based on projected principal cash flows at the time of original purchase.  The effective yield is used to amortize the purchase price of the security over the security’s expected life.  Book values are adjusted to reflect the amortization of premium or accretion of discount on a monthly basis. The projected principal cash flows are based on certain prepayment assumptions, which are generated using a prepayment model.  The prepayment model uses a number of factors to estimate prepayment activity including the current levels of interest rates (refinancing incentive), time of year (seasonality), economic activity (including housing turnover) and term and age of the underlying collateral (burnout, seasoning).  Prepayment assumptions associated with the mortgage-backed and asset-backed securities are reviewed on a periodic basis.  When changes in prepayment assumptions are deemed necessary as the result of actual prepayments differing from anticipated prepayments, securities are revalued based upon the new prepayment assumptions utilizing the retrospective adjustment method, whereby the effective yield is recalculated to reflect actual payments to date and anticipated future payments.  The investment in such securities is adjusted to the amount that would have existed had the new effective yield been applied since the acquisition of the security.  Such adjustments, if any, are included in Net investment income for the current period.

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

For fixed maturity securities, we consider our intent to sell a security and whether it is more likely than not that, we will be required to sell a security before the anticipated recovery as part of the process of evaluating whether a security’s unrealized loss represents an other-than-temporary decline. For fixed maturity securities that have a fair value below amortized cost and that we intend to sell or for which it is more likely than not that we would be required to sell, an other than temporary impairment (“OTTI”) loss is recognized in earnings by writing such security down to fair value.  For fixed maturity securities which we do not intend to sell or for which it is more likely than not that our Company would not be required to sell, a decline in value below amortized cost is only recognized to the extent the present value of future cash flows expected to be collected is less than the amortized cost of the security.  Such shortfall in the present value of future cash flows is considered the credit loss and is recognized as an OTTI loss in earnings, with the non-credit portion of the impairment (i.e., the difference between the present value of future cash flows and fair value of the security) recognized as OTTI losses in AOCI.

In evaluating OTTI of equity securities, we consider our intent to hold the securities as part of the process of evaluating whether a decline in fair value below cost represents an other than temporary decline in value.  For equity securities in an unrealized loss position that we do not intend to hold or that we do not expect to recover their value within a reasonable period of time, a net OTTI loss is recognized in earnings by writing such security down to the fair value.

Foreign Currency Remeasurement and Translation

The functional currency of each of our operations is generally the currency of the local operating environment, except for our Lloyd’s business which is United States Dollar (“USD”).  Transactions in currencies other than an operation’s functional currency are remeasured into the functional currency and the resulting foreign exchange gains and losses are reflected in net Other income (expense) in the Consolidated Statements of Income. Functional currency assets and liabilities are translated into USD using period end rates of exchange and the related translation adjustments are recorded as a separate component of AOCI.  Consolidated Statements of Income amounts expressed in functional currencies are translated using average exchange rates.

During the first quarter of 2014, the Syndicate revised its foreign exchange accounting methodology from reporting its financial position and results using three functional currencies (British pound sterling (“GBP”), U.S.dollars (“USD”) and Canadian dollars (“CAD”)) to one functional currency (USD).  The USD was chosen as the single functional currency as the majority of the Syndicate’s insurance business has been and continues to be transacted in USD. This cumulative change in remeasurement resulted in a 2014 immaterial correction of $10.0 million ($6.6 million after-tax) in AOCI, on the Consolidated Balance Sheets, offset by a gain in Other income in the Consolidated Statements of Income.

Premium Revenues

Written premium is based on the insurance policies that have been reported to us and the policies that have been written by agents but not yet reported to us.  We estimate the amount of written premium not yet reported based on judgments relative to current and historical trends of the business being written.  Such estimates are regularly reviewed and updated and any resulting adjustments are included in the current year’s results.  An Unearned premium reserve is established to reflect the unexpired portion of each policy at the financial reporting date.

Substantially all of our business is placed through agents and brokers.  We record estimates for both unreported direct and assumed premiums.  We also record the ceded portion of the estimated Gross written premiums and related acquisition costs. These estimates are mostly for our Marine and Energy & Engineering products written by our International Insurance (“Int’l Insurance”) reporting segment as well as our Accident & Health (“A&H”) and Latin American (“LatAm”) business within our P&C and Surety products written by our GlobalRe reporting segment. Such premium estimates are generally based on submission data received from brokers and agents and recorded when the insurance policy or reinsurance contract is written or bound.

The earned gross, ceded and net premiums are calculated based on our earning methodology, which is generally pro-rata over the policy period or over the period of risk if the period of risk differs significantly from the contract period.

Reinsurance Ceded

In the normal course of business, we purchase reinsurance from insurers or reinsurers to reduce the amount of loss arising from claims.  Management analyzes the reinsurance agreements to determine whether the reinsurance should be classified as prospective or retroactive based upon the terms of the reinsurance agreement and whether the reinsurer has assumed significant insurance risk to the extent that the reinsurer may realize a significant loss from the transaction.

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

Ceded reinsurance premiums and any related ceding commissions and ceded losses are reflected as reductions of the respective income or expense accounts over the terms of the reinsurance contracts.  Prepaid reinsurance premiums represent the portion of premiums ceded to reinsurers applicable to the unexpired terms of the reinsurance contracts in force.  Reinsurance reinstatement premiums (“RRPs”) are recognized in the same period as the loss event that gave rise to the reinstatement premiums.  Amounts recoverable from reinsurers are estimated in a manner consistent with the claim liability associated with the reinsured policy.  Ceded Unearned premiums and estimates of amounts recoverable from reinsurers on paid and unpaid losses are reflected as assets.  Provisions are made for estimated unrecoverable reinsurance.

Deferred Policy Acquisition Costs

Costs of acquiring business are deferred and amortized ratably over the period that the related premiums are recognized as revenue.  Such costs (e.g., Commission expenses, Other underwriting expenses and premium taxes) are limited to the incremental direct costs related to the successful acquisition of new or renewal business.  The method of computing deferred policy acquisition costs limits the deferral to their estimated net realizable value based on the related Unearned premiums and takes into account anticipated losses and LAE, commission expenses and operating expenses based on historical and current experience, as well as anticipated investment income.

Reserves for Losses and Loss Adjustment Expenses

Unpaid losses and loss adjustment expenses (“LAE”) are determined on: (a) individual claims reported on direct business for insureds, (b) from reports received from ceding insurers for assumed business and (c) on estimates based on Company and industry experience for incurred but not reported (“IBNR”) claims and LAE.  Indicated IBNR loss reserves are calculated by our actuaries using several standard actuarial methodologies, including the paid and incurred loss development and the paid and incurred Bornheutter-Ferguson loss methods. Frequency/severity analyses are performed for certain books of business.  The provision for unpaid losses and LAE has been established to cover the estimated unpaid cost of claims incurred.  Such estimates are regularly reviewed and updated and any resulting adjustments are included in the current year’s results.  Management believes that the liability recognized for unpaid losses and LAE is a reasonable estimate of the ultimate unpaid claims incurred, however, no representation is made that the ultimate liability will not differ materially from the amounts recorded in the accompanying Consolidated Financial Statements.  Losses and LAE are recorded on an undiscounted basis.

Earnings per Share

Basic earnings per share (“EPS”) is computed by dividing Net income by the weighted average number of common shares outstanding for the period.  Diluted EPS reflects the basic EPS adjusted for the potential dilution that would occur if all issued stock options were exercised and all stock grants were fully vested.

Depreciation and Amortization

Depreciation of furniture and fixtures, electronic data processing equipment and computer software is provided over the estimated useful lives of the respective assets, ranging from three to seven years, using the straight-line method.  Amortization of leasehold improvements are provided over the shorter of the useful lives of those improvements or the contractual terms of the leases, ranging from five to ten years, using the straight-line method.

Goodwill and Other Intangible Assets

Goodwill represents the excess of cost of acquiring a business enterprise over the fair value of the net assets acquired.  Our Company has also recorded indefinite lived intangible assets related to the acquisition of the remaining non-controlled stamp capacity of the Syndicate.  Goodwill and indefinite lived intangible assets are reported at carrying value and are tested for impairment at least annually, and when permitted by the applicable accounting guidance, qualitative factors are assessed to determine whether it is necessary to calculate an asset’s fair value when testing an asset with an indefinite life for impairment.  Goodwill and indefinite lived intangible assets are considered impaired if the estimated fair value is less than its carrying value and any impairment loss is measured as the difference between the implied fair value and the carrying value.  Our Company did not recognize an impairment of goodwill or the indefinite lived intangible assets for any of the years ended December 31, 2015, 2014 and 2013.

As of December 31, 2015, the carrying value of goodwill and indefinite lived intangible assets was $6.8 million, which is $0.2 million less than the carrying value as of December 31, 2014, $7.0 million.  Changes in the carrying value of the goodwill and indefinite lived intangible assets are due to amortization and fluctuations in currency exchange rates between the USD and the GBP.

Income Taxes

We recognize deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities.  Deferred tax assets are reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized.  All available evidence, both positive and negative, is considered to determine whether, based on the weight of that evidence, a valuation allowance is needed.  Future realization of the tax benefit of an existing deferred tax asset ultimately depends on the existence of sufficient taxable income of the appropriate character within the carryback/carryforward period available under the tax law.  In determining whether a valuation allowance is needed, management considers the timing of the reversal of each deferred tax asset as well as expected future levels of taxable income, amounts of taxable income in carryback years, and tax planning strategies.  Additional information regarding our deferred tax assets can be found in Note 9, Income Taxes.

Current and Pending Accounting Pronouncements

In 2015, we did not adopt any new accounting pronouncements. We are currently assessing the future impact to our Consolidated Financial Statements of the following 2015 pronouncements issued by the FASB.

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

•

Accounting Standards Update 2015-15 – Interest – Imputation of Interest (Subtopic 835-30) – Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements, effective for annual periods beginning after December 15, 2015. This update changed the wording in Subtopic 835-30 for the imputation of interest. Given the absence of authoritative guidance within Update 2015-03 for debt issuance costs related to line-of-credit arrangements, the Security and Exchange Commission (“SEC”) staff would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangements.

There were no additional 2015 accounting pronouncements that are expected to have a significant impact on our Consolidated Financial Statements upon adoption.

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

We evaluate the performance of each of the underwriting segments based on underwriting results.  Underwriting results are measured based on Underwriting profit or loss and the related Combined ratio, which are both non-GAAP measures of underwriting profitability.   Underwriting profit or loss is calculated from Net earned premiums less the sum of Net losses and LAE, Commission expenses, Other operating expenses and Other underwriting income (expense).  The Combined ratio is derived by dividing the sum of Net losses and LAE, Commission expenses, Other operating expenses and Other underwriting income (expense) by Net earned premiums.  A Combined ratio of less than 100% indicates an underwriting profit and greater than 100% indicates an underwriting loss.  Our underwriting performance is evaluated separately from the rest of our operations.  The performance of our investment portfolios, our liquidity and capital resource needs, our foreign currency exposure and our tax planning strategies are evaluated on a consolidated basis within our Corporate segment.

The following tables set forth the financial data by segment for the years ended December 31, 2015, 2014 and 2013:

	Year Ended December 31, 2015
	U.S.	Int'l
amounts in thousands	Insurance	Insurance	GlobalRe	Corporate (1)	Total
Net earned premiums	$555,836	$259,960	$168,291	$—	$984,087
Net losses and LAE	(343,497)	(134,702)	(94,399)	—	(572,598)
Commission expenses	(56,319)	(43,676)	(32,240)	2,258	(129,977)
Other operating expenses	(131,407)	(75,867)	(16,242)	—	(223,516)
Other underwriting income (expense)	1,690	—	690	(2,258)	122
Underwriting profit (loss)	$26,303	$5,715	$26,100	$—	$58,118
Net investment income				68,718	68,718
Net realized gains (losses)				6,675	6,675
Interest expense				(15,424)	(15,424)
Other income (loss)				(613)	(613)

Income before income taxes	$26,303	$5,715	$26,100	$59,356	$117,474
Income tax (expense) benefit				(36,417)	(36,417)
Net income (loss)					$81,057

Losses and LAE ratio	61.8%	51.8%	56.1%		58.2%
Commission expense ratio	10.1%	16.8%	19.2%		13.2%
Other operating expense ratio (2)	23.4%	29.2%	9.2%		22.7%
Combined ratio	95.3%	97.8%	84.5%		94.1%

(1) - Includes Corporate segment intercompany eliminations.

(2) - Includes Other operating expenses and Other underwriting income (expense).

	Year Ended December 31, 2014
	U.S.	Int'l
amounts in thousands	Insurance	Insurance	GlobalRe	Corporate (1)	Total
Net earned premiums	$504,289	$243,485	$188,121	$—	$935,895
Net losses and LAE	(311,839)	(115,079)	(118,311)	—	(545,229)
Commission expenses	(49,840)	(44,426)	(33,429)	2,167	(125,528)
Other operating expenses	(115,817)	(65,275)	(15,733)	—	(196,825)
Other underwriting income (expense)	2,241	32	489	(2,167)	595
Underwriting profit (loss)	$29,034	$18,737	$21,137	$—	$68,908
Net investment income				64,168	64,168
Net realized gains (losses)				12,812	12,812
Interest expense				(15,413)	(15,413)
Other income (loss)				10,061	10,061

Income before income taxes	$29,034	$18,737	$21,137	$71,628	$140,536
Income tax (expense) benefit				(45,207)	(45,207)
Net income (loss)					$95,329

Losses and LAE ratio	61.8%	47.3%	62.9%		58.3%
Commission expense ratio	9.9%	18.2%	17.8%		13.4%
Other operating expense ratio (2)	22.5%	26.8%	8.1%		20.9%
Combined ratio	94.2%	92.3%	88.8%		92.6%

(1) - Includes Corporate segment intercompany eliminations.

(2) - Includes Other operating expenses and Other underwriting income (expense).

	Year Ended December 31, 2013
	U.S.	Int'l
amounts in thousands	Insurance	Insurance	GlobalRe	Corporate (1)	Total
Net earned premiums	$437,737	$232,962	$171,240	$—	$841,939
Net losses and LAE	(283,694)	(103,853)	(131,414)	—	(518,961)
Commission expenses	(43,409)	(42,977)	(29,456)	2,348	(113,494)
Other operating expenses	(99,013)	(54,062)	(11,359)	—	(164,434)
Other underwriting income (expense)	2,924	(1,867)	119	(2,348)	(1,172)
Underwriting profit (loss)	$14,545	$30,203	$(870)	$—	$43,878
Net investment income				56,251	56,251
Net realized gains (losses)				20,546	20,546
Interest expense				(10,507)	(10,507)
Call premium on Senior notes				(17,895)	(17,895)
Other income (loss)				—	—

Income (loss) before income taxes	$14,545	$30,203	$(870)	$48,395	$92,273
Income tax (expense) benefit				(28,807)	(28,807)
Net income (loss)					$63,466

Losses and LAE ratio	64.8%	44.6%	76.7%		61.6%
Commission expense ratio	9.9%	18.4%	17.2%		13.5%
Other operating expense ratio (2)	22.0%	24.0%	6.6%		19.7%
Combined ratio	96.7%	87.0%	100.5%		94.8%

(1) - Includes Corporate segment intercompany eliminations.

(2) - Includes Other operating expenses and Other underwriting income (expense).

The following tables provide additional financial data by operating segment for the years ended December 31, 2015, 2014 and 2013:

	Year Ended December 31, 2015
amounts in thousands	Gross written premiums	Ceded written premiums	Net written premiums	Net earned premiums
U.S. Insurance
Marine	$158,124	$(61,916)	$96,208	$96,082
P&C	596,673	(152,168)	444,505	401,408
Professional Liability	110,984	(54,691)	56,293	58,346
Total	$865,781	$(268,775)	$597,006	$555,836

Int'l Insurance
Marine	$183,707	$(36,515)	$147,192	$149,256
P&C	130,729	(67,722)	63,007	55,320
Professional Liability	97,511	(29,768)	67,743	55,384
Total	$411,947	$(134,005)	$277,942	$259,960

GlobalRe	$175,774	$(6,862)	$168,912	$168,291

Total	$1,453,502	$(409,642)	$1,043,860	$984,087

	Year Ended December 31, 2014
amounts in thousands	Gross written premiums	Ceded written premiums	Net written premiums	Net earned premiums
U.S. Insurance
Marine	$154,233	$(46,685)	$107,548	$105,650
P&C	543,045	(169,953)	373,092	314,833
Professional Liability	109,830	(38,345)	71,485	83,806
Total	$807,108	$(254,983)	$552,125	$504,289

Int'l Insurance
Marine	$190,787	$(47,805)	$142,982	$141,097
P&C	158,139	(98,087)	60,052	62,520
Professional Liability	75,978	(26,029)	49,949	39,868
Total	$424,904	$(171,921)	$252,983	$243,485

GlobalRe	$200,341	$(5,311)	$195,030	$188,121

Total	$1,432,353	$(432,215)	$1,000,138	$935,895

	Year Ended December 31, 2013
amounts in thousands	Gross written premiums	Ceded written premiums	Net written premiums	Net earned premiums
U.S. Insurance
Marine	$143,867	$(44,359)	$99,508	$106,150
P&C	472,049	(202,430)	269,619	231,186
Professional Liability	130,079	(32,980)	97,099	100,401
Total	$745,995	$(279,769)	$466,226	$437,737

Int'l Insurance
Marine	$192,870	$(50,887)	$141,983	$150,784
P&C	180,657	(120,068)	60,589	55,809
Professional Liability	57,961	(26,877)	31,084	26,369
Total	$431,488	$(197,832)	$233,656	$232,962

GlobalRe	$193,034	$(4,994)	$188,040	$171,240

Total	$1,370,517	$(482,595)	$887,922	$841,939

The following table presents identifiable assets by legal entity as we do not allocate assets under the new reporting segments:

	Years ended December 31,
amounts in thousands	2015	2014
Identifiable assets:
NIC, NSIC and Navigators Management Company, Inc.	$3,455,586	$3,356,093
NHUK	996,242	957,795
Parent Company (1)	132,184	162,297
Total identifiable assets	$4,584,012	$4,476,185

           (1) - Includes Corporate segment intercompany eliminations.

NOTE 3.  INVESTMENTS

The following tables set forth our Company’s investments as of December 31, 2015 and 2014 and include OTTI securities recognized within AOCI:

	December 31, 2015
		Gross	Gross
		Unrealized	Unrealized	Amortized
amounts in thousands	Fair Value	Gains	Losses	Cost
Fixed maturities:
U.S. Treasury bonds, agency bonds and foreign government bonds	$252,882	$2,273	$(9,214)	$259,823
States, municipalities and political subdivisions	576,859	21,233	(781)	556,407
Mortgage-backed and asset-backed securities:
Agency mortgage-backed securities	379,269	5,573	(2,082)	375,778
Residential mortgage obligations	30,465	694	(82)	29,853
Asset-backed securities	225,012	85	(1,624)	226,551
Commercial mortgage-backed securities	189,713	3,119	(1,864)	188,458
Subtotal	$824,459	$9,471	$(5,652)	$820,640
Corporate bonds	760,010	7,373	(10,738)	763,375
Total fixed maturities	$2,414,210	$40,350	$(26,385)	$2,400,245
Equity securities	305,271	26,341	(3,013)	281,943
Short-term investments	217,745	2	—	217,743
Total investments	$2,937,226	$66,693	$(29,398)	$2,899,931

	December 31, 2014
		Gross	Gross
		Unrealized	Unrealized	Amortized
amounts in thousands	Fair Value	Gains	Losses	Cost
Fixed maturities:
U.S. Treasury bonds, agency bonds and foreign government bonds	$397,923	$3,431	$(5,965)	$400,457
States, municipalities and political subdivisions	541,007	19,204	(558)	522,361
Mortgage-backed and asset-backed securities:
Agency mortgage-backed securities	364,622	8,476	(998)	357,144
Residential mortgage obligations	34,087	1,153	(138)	33,072
Asset-backed securities	206,413	380	(964)	206,997
Commercial mortgage-backed securities	206,318	6,630	(98)	199,786
Subtotal	$811,440	$16,639	$(2,198)	$796,999
Corporate bonds	615,564	13,048	(1,626)	604,142
Total fixed maturities	$2,365,934	$52,322	$(10,347)	$2,323,959
Equity securities	184,295	30,756	(1,304)	154,843
Short-term investments	179,506	—	(21)	179,527
Total investments	$2,729,735	$83,078	$(11,672)	$2,658,329

As of December 31, 2015 and 2014, our Company did not have a concentration of greater than 5% of invested assets in a single non-U.S. government-backed issuer.

As of December 31, 2015 and 2014, fixed maturities for which non-credit OTTI was previously recognized and included in AOCI are now in an unrealized gains position of $0.5 million and $0.7 million, respectively.

The fair value of our Company’s investment portfolio may fluctuate significantly in response to various factors such as changes in interest rates, investment quality ratings, equity prices, foreign exchange rates and credit spreads.  Our Company does not have the intent to sell nor is it more likely than not that it will have to sell fixed maturities in unrealized loss positions that are not other-than-temporarily impaired before recovery. For structured securities, default probability and severity assumptions differ based on property type, vintage and the stress of the collateral. Our Company does not intend to sell, and it is more likely than not that our Company will not be required to sell, these securities before the recovery of the amortized cost basis. For equity securities, our Company also considers our intent to hold securities as part of the process of evaluating whether a decline in fair value represents an other-than-

temporary decline in value. Our Company may realize investment losses to the extent our liquidity needs require the disposition of fixed maturity securities in unfavorable interest rate, liquidity or credit spread environments. Significant changes in the factors our Company considers when evaluating investments for impairment losses could result in a significant change in impairment losses reported in the Consolidated Financial Statements.

The contractual maturity dates for fixed maturities categorized by the number of years until maturity as of December 31, 2015 are shown in the following table:

	December 31, 2015
		Amortized
amounts in thousands	Fair Value	Cost
Due in one year or less	$79,279	$81,819
Due after one year through five years	766,001	767,634
Due after five years through ten years	323,003	320,503
Due after ten years	421,468	409,648
Mortgage-backed and asset-backed securities	824,459	820,641
Total	$2,414,210	$2,400,245

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

The following tables summarize all securities in a gross unrealized loss position as of December 31, 2015 and 2014, showing the aggregate fair value and gross unrealized loss by the length of time those securities have continuously been in a gross unrealized loss position:

	December 31, 2015
	Less than 12 months		Greater than 12 months		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
amounts in thousands	Value	(Losses)	Value	(Losses)	Value	(Losses)
Fixed maturities:
U.S. Treasury bonds, agency bonds and foreign government bonds	$142,233	$(3,032)	$22,230	$(6,182)	$164,463	$(9,214)
States, municipalities and political subdivisions	50,577	(549)	4,808	(232)	55,385	(781)
Mortgage-backed and asset-backed securities:
Agency mortgage-backed securities	164,817	(1,315)	29,862	(767)	194,679	(2,082)
Residential mortgage obligations	3,910	(5)	1,684	(77)	5,594	(82)
Asset-backed securities	112,479	(663)	81,477	(961)	193,956	(1,624)
Commercial mortgage-backed securities	83,024	(1,826)	3,065	(38)	86,089	(1,864)
Subtotal	$364,230	$(3,809)	$116,088	$(1,843)	$480,318	$(5,652)
Corporate bonds	395,399	(10,114)	13,849	(624)	409,248	(10,738)
Total fixed maturities	$952,439	$(17,504)	$156,975	$(8,881)	$1,109,414	$(26,385)
Equity securities	58,531	(3,013)	—	—	58,531	(3,013)
Total fixed maturities and equity securities	$1,010,970	$(20,517)	$156,975	$(8,881)	$1,167,945	$(29,398)

	December 31, 2014
	Less than 12 months		Greater than 12 months		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
amounts in thousands	Value	(Losses)	Value	(Losses)	Value	(Losses)
Fixed maturities:
U.S. Treasury bonds, agency bonds and foreign government bonds	$87,915	$(1,061)	$117,683	$(4,904)	$205,598	$(5,965)
States, municipalities and political subdivisions	16,349	(60)	37,340	(498)	53,689	(558)
Mortgage-backed and asset-backed securities:
Agency mortgage-backed securities	18,881	(80)	58,301	(918)	77,182	(998)
Residential mortgage obligations	5,625	(50)	1,728	(88)	7,353	(138)
Asset-backed securities	110,275	(539)	34,530	(425)	144,805	(964)
Commercial mortgage-backed securities	19,741	(71)	1,391	(27)	21,132	(98)
Subtotal	$154,522	$(740)	$95,950	$(1,458)	$250,472	$(2,198)
Corporate bonds	190,461	(871)	31,126	(755)	221,587	(1,626)
Total fixed maturities	$449,247	$(2,732)	$282,099	$(7,615)	$731,346	$(10,347)
Equity securities	19,690	(1,297)	238	(7)	19,928	(1,304)
Total fixed maturities and equity securities	$468,937	$(4,029)	$282,337	$(7,622)	$751,274	$(11,651)

At December 31, 2015, there were 368 fixed maturities in an unrealized loss position, and there were 57 equity securities in an unrealized loss position. In the above table, the gross unrealized loss for the greater than 12 months category consists primarily of agency and foreign government bonds mostly due to an unfavorable foreign exchange movement in our Canadian portfolio.  The gross unrealized loss for the less than 12 months category consists primarily of corporate bonds in the energy sector which have been impacted by recent declines in the oil market.  To a lesser extent, losses on equity securities in the less than 12 month category have been impacted by recent volatility in the equity markets coupled with the timing of the purchases of certain equity securities. At December 31, 2014, there were 259 fixed maturities in an unrealized loss position, and there were 15 equity securities in an unrealized loss position.  The gross unrealized loss for the greater than 12 months category consists primarily of Treasury and agency bonds, due to an increase in interest rates and unfavorable foreign exchange movement.

As of December 31, 2015 and 2014, the largest unrealized loss by a non-government backed issuer in the investment portfolio was $2.6 million and $0.5 million, respectively.

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

Our Company  had three credit related OTTI losses totalling $1.7 million during the year ended December 31, 2015 from our equity portfolio. Our Company did not have any credit related OTTI losses during the year ended December 31, 2014.  During the year ended December 31, 2013, we recognized OTTI credit related losses of $2.4 million related to three equity securities and one municipal bond.

The following table summarizes the cumulative amounts related to our Company’s credit loss portion of the OTTI losses on fixed maturities for the years ended December 31, 2015, 2014 and 2013. Our Company does not intend to sell, and it is more likely than not that we will not be required to sell, the securities prior to recovery of the amortized cost basis and for which the non-credit loss portion is included in AOCI.

	Years Ended December 31,
amounts in thousands	2015	2014	2013
Beginning balance	$2,361	$5,154	$3,332
Additions for credit loss impairments recognized in the current period on securities not previously impaired	—	—	1,822
Additions for credit loss impairments recognized in the current period on securities previously impaired	—	—	—
Reductions for credit loss impairments previously recognized on securities sold during the period	—	(2,793)	—
Ending balance	$2,361	$2,361	$5,154

Our Company’s Net investment income was derived from the following sources:

	Years Ended December 31,
amounts in thousands	2015	2014	2013
Fixed maturities	$61,572	$57,219	$53,898
Equity securities	9,813	9,036	4,835
Short-term investments	683	911	774
Total investment income	$72,068	$67,166	$59,507
Investment expenses	(3,350)	(2,998)	(3,256)
Net investment income	$68,718	$64,168	$56,251

Realized gains and losses, excluding net OTTI losses recognized in earnings, for the periods indicated, were as follows:

	Years Ended December 31,
amounts in thousands	2015	2014	2013
Fixed maturities:
Gains	$4,756	$8,326	$8,539
Losses	(5,926)	(2,610)	(2,797)
Fixed maturities, net	$(1,170)	$5,716	$5,742
Short-term:
Gains	$130	$—	$—
Losses	(383)	—	—
Short-term, net	$(253)	$—	$—
Equity securities:
Gains	$14,331	$9,447	$17,955
Losses	(4,535)	(2,351)	(758)
Equity securities, net	$9,796	$7,096	$17,197
Net realized gains (losses)	$8,373	$12,812	$22,939

NOTE 4. FAIR VALUE MEASUREMENT

We obtain values for the majority of our investment securities from pricing services, however, it is ultimately our responsibility to determine whether the values obtained from these service providers are representative of fair value.

To validate the techniques or models used by pricing sources, our review process includes, but is not limited to:

(i)

A review of the validity of the fair market valuation of individual securities deemed as outliers (i.e., vendor price differed significantly from other vendor prices), securities with significant price movements from previous months, securities with stale prices and securities with negative yields.

(ii)	A comparison of the tally of securities priced by certain vendors for significant movements in vendor CUSIP counts.
(iii)

A review of the results of back-testing, including the comparison of executed prices to the historical fair value estimates from the pricing service and documentation to support trades above certain variance thresholds.

(iv)	A review of the Statement on Standards for Attestation Engagements (“SSAE”) No.16 report of our outside investment managers for any exceptions.
(v)	Management also periodically independently prices the portfolio using alternative pricing vendors and investigates variances outside of the established thresholds.

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

Fair value measurements are received from independent pricing service vendors, utilized by our outside investment manager whom we employ to assist us with investment accounting services. This manager utilizes a pricing committee, which oversees the use of one or more independent pricing service vendors.  The pricing committee consists of five or more members of the investment management firm, one from senior management and one from the accounting group, with the remainder representing asset class specialists and client strategists.  The pricing source for each security is determined in accordance with the pricing source procedures approved by the pricing committee.  The investment manager receives supporting documentation from the independent pricing service vendor detailing the inputs, models and processes used in the vendors’ evaluation process to determine the appropriate fair value hierarchy.  Any pricing where the input is believed to be unobservable is deemed to be a Level 3 price. Management has reviewed this process by which the manager determines the prices and has obtained alternative pricing to validate a sample of the prices and assess their reasonableness.

The following tables present, for each of the fair value hierarchy levels as defined by the accounting guidance for fair value measurements and described below, our Company’s fixed maturities and equity securities by asset class that are measured at fair value on a recurring basis, as well as the fair value of the 5.75% Senior notes due October 15, 2023 (the “5.75% Senior notes”) carried at amortized cost as of December 31, 2015 and 2014:

	December 31, 2015
amounts in thousands	Level 1	Level 2	Level 3	Total
Fixed maturities:
U.S. Treasury bonds, agency bonds and foreign government bonds	$67,394	$185,488	$—	$252,882
States, municipalities and political subdivisions	—	576,859	—	576,859
Mortgage-backed and asset-backed securities:
Agency mortgage-backed securities	—	379,269	—	379,269
Residential mortgage obligations	—	30,465	—	30,465
Asset-backed securities	—	225,012	—	225,012
Commercial mortgage-backed securities	—	189,713	—	189,713
Subtotal	$—	$824,459	$—	$824,459
Corporate bonds	—	760,010	—	760,010
Total fixed maturities	$67,394	$2,346,816	$—	$2,414,210
Equity securities	126,455	178,816	—	305,271
Short-term investments	217,745	—	—	217,745
Total assets measured at fair value	$411,594	$2,525,632	$—	$2,937,226
Senior notes	$—	$282,486	$—	$282,486
Total liabilities measured at fair value	$—	$282,486	$—	$282,486

	December 31, 2014
amounts in thousands	Level 1	Level 2	Level 3	Total
Fixed maturities:
U.S. Treasury bonds, agency bonds and foreign government bonds	$146,904	$251,019	$—	$397,923
States, municipalities and political subdivisions	—	541,007	—	541,007
Mortgage-backed and asset-backed securities:
Agency mortgage-backed securities	—	364,622	—	364,622
Residential mortgage obligations	—	34,087	—	34,087
Asset-backed securities	—	206,413	—	206,413
Commercial mortgage-backed securities	—	206,318	—	206,318
Subtotal	$—	$811,440	$—	$811,440
Corporate bonds	—	615,564	—	615,564
Total fixed maturities	$146,904	$2,219,030	$—	$2,365,934
Equity securities	127,183	57,112	—	184,295
Short-term investments	179,506	—	—	179,506
Total assets measured at fair value	$453,593	$2,276,142	$—	$2,729,735
Senior notes	$—	$285,710	$—	$285,710
Total liabilities measured at fair value	$—	$285,710	$—	$285,710

All other financial assets and liabilities including cash, premium receivables, reinsurance recoverables and reinsurance balance payables are carried at cost, which approximates fair value.

Our Company did not have any significant transfers between the Level 1 and Level 2 classifications for the years ended December 31, 2015 and 2014.

As of December 31, 2015 and 2014, our Company did not have any Level 3 assets.  During 2014, one security was transferred from Level 3 to Level 2 as our Company was able to obtain a valuation in which all significant inputs to the model were observable in active markets.

NOTE 5.  RESERVES FOR LOSSES AND LAE

We establish reserves for the estimated unpaid ultimate liability for losses and LAE under the terms of our policies and agreements.  The determination of reserves for losses and LAE is partially dependent upon the receipt of information from agents and brokers.  Reserves include estimates for both claims that have been reported and for IBNR, and include estimates of expenses associated with processing and settling these claims.  Reserves are recorded in Reserves for losses and LAE in the Consolidated Balance Sheets.  Our estimates and judgments may be revised as additional experience and other data become available and are reviewed, as new or improved methodologies are developed, or as laws change.  Frequency/severity analyses, are also performed for certain books of business.  To the extent that reserves are found deficient or redundant, a strengthening or release is recognized as a charge or credit to earnings.

The following table summarizes our Company’s Reserves for losses and LAE activity for the years ended December 31, 2015, 2014 and 2013:

	Years Ended December 31,
amounts in thousands	2015	2014	2013
Net reserves for losses and LAE at beginning of year	$1,308,136	$1,222,633	$1,216,909
Provision for losses and LAE for claims occurring in the current year	637,267	601,041	520,227
Increase (decrease) in estimated losses and LAE for claims occurring in prior years	(64,669)	(55,812)	(1,266)
Incurred losses and LAE	$572,598	$545,229	$518,961
Losses and LAE paid for claims occurring during:
Current year	(159,802)	(158,806)	(147,864)
Prior years	(320,863)	(295,527)	(365,479)
Losses and LAE payments	$(480,665)	$(454,333)	$(513,343)
Foreign Currency Adjustment	(6,943)	(5,393)	106
Net reserves for losses and LAE at end of year	1,393,126	1,308,136	1,222,633
Reinsurance recoverables on unpaid losses and LAE	809,518	851,498	822,438
Gross reserves for losses and LAE at end of year	$2,202,644	$2,159,634	$2,045,071

The reporting and operating segments breakdowns of prior period net reserve strengthening (releases) for the years ended December 31, 2015, 2014 and 2013 are as follows:

	Years Ended December 31,
amounts in thousands	2015	2014	2013
U.S. Insurance
Marine	$(24,825)	$(29,047)	$(13,679)
P&C	(706)	17,081	12,938
Professional Liability	(3,788)	(3,454)	11,777
Total	$(29,319)	$(15,420)	$11,036

Int'l Insurance
Marine	(21,914)	(31,677)	(6,361)
P&C	(8,458)	(3,829)	(22,263)
Professional Liability	4,156	(2,746)	1,289
Total	$(26,216)	$(38,252)	$(27,335)

GlobalRe	$(9,134)	$(2,140)	$15,033

Total strengthening (releases)	$(64,669)	$(55,812)	$(1,266)

The following is a discussion of the relevant factors related to the prior period net reserve releases of $64.7 million recorded for the year ended December 31, 2015:

U.S. Insurance reporting segment recorded prior period net reserve releases of $29.3 million.  The drivers are as follows:

•	U.S. Marine operating segment recorded prior period net reserve releases of $24.8 million driven by favorable claims development in the Marine Liability, Inland Marine and Cargo products.
•

U.S. P&C operating segment recorded prior period net reserve releases of $0.7 million driven by ongoing favorable performance within our Excess Casualty, Environmental and Other P&C divisions, mostly offset by large loss activity within our Primary Casualty division.

•

U.S. Professional Liability operating segment recorded prior period net reserve releases of $3.8 million driven by favorable emergence in our E&O division, partially offset by unfavorable development in several large D&O claims

Int’l Insurance reporting segment recorded prior period net reserve releases of $26.2 million.  The drivers are as follows:

•

Int’l Marine operating segment recorded prior period net reserve releases of $21.9 million driven primarily due to favorable claims development on the  Marine Liability, Protection and Indemnity and Specie products.

•	Int’l P&C operating segment recorded prior period net reserve releases of $8.5 million due to favorable claims development on the Offshore Energy product within the Energy & Engineering division.
•

Int’l Professional Liability operating segment recorded prior period net reserve strengthening of $4.2 million driven by adverse development in our D&O division related to two large losses, partially offset by favorable claims development on our E&O division.

GlobalRe reporting segment recorded prior period net reserve releases of $9.1 million primarily driven by favorable loss development in our Marine, P&C and A&H products.

The following is a discussion of relevant factors related to the prior period net reserve releases of $55.8 million recorded for the year ended December 31, 2014:

U.S. Insurance reporting segment recorded prior period net reserve releases of $15.4 million.  The drivers of these prior period net reserve releases by operating segment are as follows.

•

U.S. Marine operating segment recorded prior period net reserve releases of $29.0 million driven by favorable claims development on our Marine Liability, Craft, Fishing Vessels, Inland Marine, Hull and Cargo products.

•

U.S. P&C operating segment recorded prior period net reserve strengthening of $17.1 million driven by unfavorable activity on pre-2010 California construction defect liability claims in our Primary Casualty division, partially offset by reserve releases due to favorable loss emergence from our Excess Casualty division.

•

U.S. Professional Liability operating segment recorded prior period net reserve releases of $3.5 million driven primarily by favorable loss emergence from our D&O division due to a cash settlement of a contract dispute with a former third party administrator.

Int’l Insurance reporting segment recorded prior period net reserve releases of $38.3 million.  The drivers  are as follows:

•	Int’l Marine operating segment recorded prior period net reserve releases of $31.7 million driven by favorable loss emergence across various products.
•	Int’l P&C operating segment recorded prior period net reserve releases of $3.8 million driven primarily by favorable claims development in our Energy & Engineering division.
•	Int’l Professional Liability operating segment recorded prior period net reserve releases of $2.7 million due to favorable loss emergence in our E&O and D&O divisions.

GlobalRe reporting segment recorded prior period net reserve releases of $2.1 million driven by favorable claim development in our Marine product.

The following is a discussion of relevant factors related to the prior period net reserve releases of $1.3 million recorded for the year ended December 31, 2013:

U.S. Insurance reporting segment recorded prior period net reserve strengthening of $11.0 million.  The drivers are as follows:

•

U.S. Marine operating segment recorded prior period net reserve releases of $13.7 million driven by favorable claims development on our Marine Liability product for underwriting years (“UWYs”) 2012 and prior.

•	U.S. P&C operating segment recorded prior period net reserve strengthening of $12.9 million primarily from our Primary Casualty division due to unfavorable claims activity.
•

U.S. Professional Liability operating segment recorded prior period net reserve strengthening of $11.8 million from our D&O division related to specific large claims for UWYs 2010 and prior, and additional reserve strengthening in our E&O division related to specific large claims from our Miscellaneous Professional Liability and Other E&O products from UWYs 2011 and prior.

Int’l Insurance reporting segment recorded prior period net reserve releases of $27.3 million.  The drivers are as follows:

•	Int’l Marine operating segment recorded prior period net reserve releases of $6.4 million driven primarily by favorable loss emergence in International Marine Liability.
•	Int’l P&C operating segment recorded prior period net reserve releases of $22.3 million driven primarily by favorable emergence on our Marine Liability product.
•

Int’l Professional Liability operating segment recorded prior period net reserve strengthening of $1.3 million from our  E&O division, partially offset by reserve releases related to favorable activity in our D&O division.

GlobalRe reporting segment recorded prior period net reserve strengthening of $15.0 million primarily due to worse than expected results within our A&H product in connection with UWYs 2012 and 2011 and to a lesser extent unfavorable loss emergence in our Marine product.

NOTE 6.  CEDED REINSURANCE

We utilize reinsurance principally to reduce our exposure on individual risks, to protect against catastrophic losses and to stabilize loss ratios and net underwriting results.  Reinsurers are liable to us to the extent the risk is transferred or ceded to them. However, ceded reinsurance arrangements do not eliminate our obligation to pay claims to our policyholders.  Accordingly, we bear credit risk with respect to our reinsurers.

We are protected by various treaty and facultative reinsurance agreements.  Our exposure to credit risk from any one reinsurer is managed through diversification of reinsurers, principally in the U.S. and European reinsurance markets.   A reinsurer generally must have a rating from A.M. Best and/or S&P of “A” or better, or an equivalent financial strength if not rated, plus at least $500 million in policyholders’ surplus to meet our standards of acceptability.  Our Reinsurance Security Committee, which is part of our Enterprise Risk Management Finance and Credit Sub-Committee, monitors the financial strength of our reinsurers and the related reinsurance recoverables and periodically reviews the list of acceptable reinsurers.

The following table lists our Company’s 10 largest reinsurers measured by the amount of total reinsurance recoverables as of December 31, 2015, and the reinsurers’ ratings from A.M. Best and S&P:

	Reinsurance Recoverables
	Unearned	Paid/Unpaid		Collateral
amounts in thousands	Premium	Losses	Total (1)	Held	A.M. Best	S&P
National Indemnity Company	$14,854	$118,337	$133,191	$7,198	A++	AA+
Everest Reinsurance Company	21,097	77,702	98,799	3,933	A+	A+
Swiss Reinsurance America Corporation	25,564	63,081	88,645	7,814	A+	AA-
Transatlantic Reinsurance Company	9,267	62,402	71,669	1,783	A	A+
Munich Reinsurance America Inc.	9,051	51,795	60,846	1,577	A+	AA-
Allied World Reinsurance	7,177	38,343	45,520	1,012	A	A
Employers Mutual Casualty Company	10,775	28,321	39,096	4,015	A	NR
Ace Property and Casualty Insurance Company	12,577	21,470	34,047	3,284	A++	AA
Partner Reinsurance Europe	11,231	21,728	32,959	17,619	A	A+
National Union Fire Ins.	7,478	22,288	29,766	5,717	A	A+
Top 10	$129,071	$505,467	$634,538	$53,952
Others	103,517	353,557	457,074	105,618
Total	$232,588	$859,024	$1,091,612	$159,570

(1) - Net of reserve for uncollectible reinsurance of approximately $6.9 million.

We have established reserves for uncollectible reinsurance in the amounts of $6.9 million and $11.3 million as of December 31, 2015 and 2014, respectively. This reserve is determined by reinsurer specific default risk as indicated by their financial strength ratings as well as additional default risk for asbestos and environmental related recoverables. Actual uncollectible reinsurance could exceed or be less than our reserve balance.

Our Company holds collateral of $159.6 million, which consists of $107.4 million in ceded balances payable, $45.8 million in letters of credit and $6.4 million of funds held and trust account balances.   NIC and NSIC are required to collateralize reinsurance obligations due to us from reinsurers not authorized by their respective states of domicile.

The following table summarizes the components of Net written premium:

	Years Ended December 31,
amounts in thousands	2015	2014	2013
Direct	$1,277,728	$1,232,012	$1,177,483
Assumed	175,774	200,341	193,034
Ceded	(409,642)	(432,215)	(482,595)
Net written premiums	$1,043,860	$1,000,138	$887,922

The following table summarizes the components of Net earned premium:

	Years Ended December 31,
amounts in thousands	2015	2014	2013
Direct	$1,223,840	$1,183,120	$1,121,198
Assumed	175,153	193,431	176,726
Ceded	(414,906)	(440,656)	(455,985)
Net earned premiums	$984,087	$935,895	$841,939

The following table summarizes the components of Net losses and LAE incurred:

	Years Ended December 31,
amounts in thousands	2015	2014	2013
Direct	$703,361	$657,059	$574,020
Assumed	97,947	118,352	133,674
Ceded	(228,710)	(230,182)	(188,733)
Net losses and LAE	$572,598	$545,229	$518,961

NOTE 7. DEBT

Credit Facilities

On November 6, 2014, NUAL entered into a credit facility for 8.0 million Australian Dollars with Barclays Bank PLC. Interest is payable under this facility at a rate of 2.0% per annum above a floating rate tied to the average mid-rate for Australian bills of exchange administered by the Australian Financial Markets Association. The facility may be cancelled by either party after providing written notice.  This credit facility contains customary covenants for facilities of this type, including a restriction on future encumbrances that are outside the ordinary course of business, and a requirement to maintain at least £75.0 million of FAL. As of December 31, 2015, letters of credit with an aggregate face amount of 8.0 million Australian Dollars were outstanding under the credit facility, and our Company was in compliance with all covenants.

On November 24, 2014, our Company entered into a $175.0 million credit facility agreement with ING Bank N.V., London Branch, individually and as Administrative Agent and a syndicate of lenders, which is secured by all the common stock of NIC and requires our Company to maintain at least 40.0% of the outstanding amounts under such facility as FAL. In addition, in order to support the increased underwriting capacity of the Syndicate for the 2016 UWY, our Company entered into a $25.0 million credit facility with ING Bank N.V., London Branch on November 20, 2015. Both of these facilities, as well as the November 6, 2014 facility, are used to fund underwriting obligations at Lloyd’s for the 2016 UWY, as well as open prior UWYs.

The November 20, 2015 credit facility is a non-committed facility which has an applicable fee rate ranging from 0.85% to 1.20% per annum based upon our Company’s S&P rating. For the November 24, 2014 credit facility the applicable fee rate payable ranges from 0.95% to 1.60% per annum based on a tiered schedule that is based on our Company’s then-current financial strength ratings issued by S&P and A.M. Best and the amount of our Company’s own collateral utilized to fund its participation in the Syndicate. The letters of credit issued under both of these facilities can be denominated in GBP and their aggregate face amount will fluctuate based on exchange rates.  If any letters of credit remain outstanding under these facilities after December 31, 2016, our Company would be required to post additional collateral to secure the remaining letters of credit.  As of December 31, 2015, letters of credit with an aggregate face amount of $20.0 million and $175.0 million were outstanding under the November 20, 2015 and November 24, 2014 credit facilities, respectively, and our Company had an aggregate of $3.3 million of cash collateral posted.

Each of the November 20, 2015 and November 24, 2014 credit facilities contains customary covenants for facilities of this type, including restrictions on indebtedness and liens, limitations on mergers, dividends and the sale of assets, and requirements as to maintaining certain consolidated tangible net worth, statutory surplus and other financial ratios. These credit facilities also provide for customary events of default, including failure to pay principal, interest or fees when due, failure to comply with covenants, any representation or warranty made by our Company being false in any material respect, default under certain other indebtedness, certain insolvency or receivership events affecting our Company, the occurrence of certain material judgments, or a change in control of our Company. As of December 31, 2015, our Company was in compliance with all covenants.

Senior notes

On October 4, 2013, our Company completed a public debt offering of $265.0 million principal amount of the 5.75% Senior notes  and received net proceeds of $263.0 million. Our Company used a portion of the proceeds for the redemption of the 7.0% Senior notes due May 1, 2016 (“7.0% Senior notes”), as well as a $17.9 million call premium in connection with the redemption of the 7.0% Senior notes.  The unamortized discount as of December 31, 2015 and 2014 was $1.4 million and $1.6 million, respectively.

The interest rate payable on the 5.75% Senior notes is subject to a tiered adjustment based on defined changes in our Company’s debt ratings. Our Company may redeem the 5.75% Senior notes in whole at any time or in part from time to time at a make-whole redemption price. The 5.75% Senior notes are our Company’s only senior unsecured obligation and will rank equally with future senior unsecured indebtedness.

The terms of the 5.75% Senior notes contain various restrictive business and financial covenants, including a restriction on indebtedness, and other restrictions typical for debt obligations of this type, including limitations on mergers, liens and dispositions of the Common stock of certain subsidiaries.  As of December 31, 2015, our Company was in compliance with all such covenants.

NOTE 8.  COMMITMENT AND CONTINGENCIES

Future minimum annual rental commitments as of December 31, 2015 under various non-cancellable operating leases for our office facilities, which expire at various dates through 2030, are as follows:

Rental Commitments for Years Ended December 31,
amounts in thousands
2016	$12,769
2017	12,213
2018	10,327
2019	8,482
2020	8,313
2021-2030	42,173
Total minimum operating lease payments	$94,277

We are also liable for additional payments to the landlords for certain annual cost increases.  Rent expense for the years ended December 31, 2015, 2014 and 2013 was $12.9 million, $13.2 million and $11.5 million, respectively.

In 2013, the State of Connecticut (“the State”) awarded our Company up to $11.5 million ($8.0 million in loans and $3.5 million in grants) to move our corporate headquarters to Stamford, Connecticut.  The loan is non-interest bearing, has a term of 10 years and is subject to forgiveness based on our compliance with certain conditions set forth in the agreement with the State.  The amount of the loan to be received is dependent on our Company reaching certain milestones for creation of new jobs over a five-year period, and the funds are to be used to offset certain equipment purchases, facility costs, training of employees and other eligible project-related costs.  Our Company completed the move to Stamford in September 2013 and received $7.5 million of the award, which is comprised of $6.0 million of the loan and $1.5 million of the grant for reaching the first job milestone. Under the terms of the agreement with the State, if our Company maintains an average of 100 full-time employees in Connecticut over a 12-month period, the State will forgive the initial $6.0 million of the loan.  In addition, as soon as our Company achieves a total of 150 full-time employees in Connecticut, we are eligible to receive an additional $1.0 million of the loan and $0.5 million of the grant.  On October 20, 2015, our Company received a letter from the State determining that we had achieved both of these milestones for the period starting September 30, 2013 through July 31, 2015.  As a result, our Company earned a loan forgiveness credit of $6.0 million with the State and received the additional $1.0 million of the loan and $0.5 million of the grant.  Earning of the remaining portions of the grant and forgiveness of any outstanding amounts of the loan is subject to certain conditions, including maintaining the required jobs for an extended period of time.  The length of time commitment for forgiveness of the additional $1.0 million of the October 20, 2015 loan has not been met. However, our Company expects to meet all the conditions for the State to forgive the loan. Accordingly, our Company is recognizing the amount of loan and grants received over the period in which offsetting expenses are recognized. Our Company recognized $1.4 million, $1.1 million and $0.3 million for the years ended December 31, 2015, 2014 and 2013. As of December 31, 2015 and December 31, 2014, our Company has deferred revenue of $6.3 million and $6.1 million, respectively, which is included in other liabilities and accounts payable on the Consolidated Balance Sheets.

In the ordinary course of conducting business, our Parent Company’s subsidiaries are involved in various legal proceedings.  Most of these proceedings consist of claims litigation involving our Parent Company’s subsidiaries as either: (a) liability insurers defending or providing indemnity for third party claims brought against insureds or (b) insurers defending first party coverage claims brought against them.  In general, our Company believes we have valid defenses to these cases. Our Company’s management believes that the ultimate liability, if any, with respect to these legal proceedings, after consideration of provisions made for potential losses and cost of defense, will not be material to our Company’s Consolidated Balance Sheets, Statements of Income and Statements of Cash Flows.

NOTE 9.  INCOME TAXES

Our Company is subject to the tax laws and regulations of the U.S. and the foreign countries in which it operates.  Our Company files a consolidated U.S. Federal tax return, which includes all domestic subsidiaries and the U.K. Branch.  The income from the foreign operations is designated as either U.S. connected income or non-U.S. connected income.  Lloyd’s is required to pay U.S. income tax on U.S. connected income written by Lloyd’s syndicates. Lloyd’s and the Internal Revenue Service (“IRS”) have entered into an agreement whereby the amount of tax due on U.S. connected income is calculated by Lloyd’s and remitted directly to the IRS.  These amounts are then charged to the corporate member in proportion to its participation in the relevant syndicates. Our Company’s corporate member is subject to this agreement and receives U.K. tax credits in the U.K. for any U.S. income tax incurred up to the U.K. income tax charged on the U.S. connected income.  The non-U.S. connected insurance income would generally constitute taxable income under the Subpart F income section of the U.S. Internal Revenue Code (“Subpart F”) since less than 50% of the Syndicate’s  premiums are derived within the U.K. and would therefore be subject to U.S. taxation when the Lloyd’s year of account closes.  Taxes are accrued at a 35% rate on our Company’s foreign source insurance income and foreign tax credits, where available, are utilized to offset U.S. tax as permitted.  Our Company’s effective tax rate for the Syndicate taxable income could substantially exceed 35% to the extent our Company is unable to offset U.S. taxes paid under Subpart F tax regulations with U.K. tax credits on future underwriting year distributions.  U.S. taxes are not accrued on the earnings of our Company’s foreign agencies as these earnings are subject to the active financing exception and are not includable as Subpart F income.

The components of current and deferred income tax expense (benefit) are as follows:

	Years Ended December 31,
amounts in thousands	2015	2014	2013
Current income tax expense (benefit):
Federal and foreign	$27,937	$27,290	$23,703
State and local	1,476	1,036	446
Subtotal	$29,413	$28,326	$24,149
Deferred income tax expense (benefit):
Federal and foreign	7,004	16,881	4,658
State and local	—	—	—
Subtotal	$7,004	$16,881	$4,658
Total income tax expense (benefit)	$36,417	$45,207	$28,807

A reconciliation of total income taxes applicable to pre‑tax operating income and the amounts computed by applying the federal statutory income tax rate to the pre‑tax operating income were as follows:

	Years Ended December 31,
amounts in thousands	2015		2014		2013
Computed expected tax expense	$41,116	35.0%	$49,187	35.0%	$32,299	35.0%
Tax-exempt interest	(4,987)	-4.2%	(4,771)	-3.4%	(3,839)	-4.2%
Dividends received deduction	(2,086)	-1.8%	(1,257)	-0.9%	(897)	-1.0%
Proration of DRD and Tax-exempt interest	1,061	0.9%	904	0.6%	710	0.8%
Current state and local income taxes, net of federal income tax deduction	959	0.8%	674	0.5%	290	0.3%
Other	354	0.3%	470	0.4%	244	0.3%
Actual tax expense and rate	$36,417	31.0%	$45,207	32.2%	$28,807	31.2%

The tax effects of cumulative temporary differences that give rise to federal, foreign, state and local deferred tax assets and deferred tax liabilities were as follows:

	December 31,
amounts in thousands	2015	2014
Deferred tax assets:
Loss reserve discount	$25,353	$24,820
Unearned premiums	31,486	29,080
Compensation related	11,175	10,586
State and local net deferred tax assets	721	777
Other	4,315	3,732
Total gross deferred tax assets	73,050	68,995
Less: Valuation allowance	(721)	(777)
Total deferred tax assets	$72,329	$68,218
Deferred tax liabilities:
Net unrealized gains/ losses on securities	(13,053)	(26,730)
Deferred acquisition costs	(24,037)	(22,120)
Lloyd's year of account deferral	(24,466)	(13,578)
Net unrealized foreign exchange	(4,164)	(4,470)
Other	(2,709)	(2,787)
Total deferred tax liabilities	$(68,429)	$(69,685)
Net deferred income tax asset (liability)	$3,900	$(1,467)

Our Company has not provided for U.S. income taxes on approximately $21.5 million of undistributed earnings of our non-U.S. subsidiaries since it is intended that those earnings will be reinvested indefinitely in those subsidiaries.  If a future determination is made that those earnings no longer are intended to be reinvested indefinitely in those subsidiaries, U.S. income taxes of approximately $2.5 million, assuming all foreign tax credits are realized, would be included in the tax provision at that time and would be payable if those earnings were distributed to our Company.

Unrecognized tax benefits are differences between tax positions taken in the tax returns and benefits recognized in the financial statements. Our Company has no unrecognized tax benefits as of December 31, 2015, 2014 and 2013. Our Company did not incur any interest or penalties related to unrecognized tax benefits for the years ended December 31, 2015, 2014 and 2013. Our Company currently is under examination by the IRS for taxable years 2010, 2011 and 2012 and generally is subject to U.S. Federal, state or local or foreign tax examinations by tax authorities for 2009 and subsequent years.

Our Company recorded income tax expense of $36.4 million for the year ended December 31, 2015 compared to $45.2 million and $28.8 million for the same periods in 2014 and 2013, respectively; resulting in an effective tax rate of 31.0%, 32.2% and 31.2% for the years ended December 31, 2015, 2014 and 2013, respectively.

Our Company had state and local deferred tax assets amounting to potential future tax benefits of $0.7 million and $0.8 million as of December 31, 2015 and 2014, respectively.  Included in the deferred tax assets are minimal state and local net operating loss carry-forwards.  A valuation allowance was established for the full amount of these potential future tax benefits due to the uncertainty associated with their realization.  Our Company’s state and local tax carry-forwards as of December 31, 2015 expire from 2025 to 2033.

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that, the deferred tax assets will be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.  Management considers the scheduled reversal of deferred tax liabilities, tax planning strategies and anticipated future taxable income in making this assessment and believes it is more likely than not that our Company will realize the benefits of its deductible differences as of December 31, 2015, net of any valuation allowance.

NOTE 10. STOCKHOLDERS’ EQUITY

Our authorized share capital consists of 50,000,000 common shares with a par value of $0.10 per share and 1,000,000 preferred shares with a par value of $0.10 per share. Our Company has not issued any preferred shares as of December 31, 2015.

The following table represents changes in our Company’s issued and outstanding common shares for the periods indicated:

	Years Ended December 31,
amounts in thousands	2015	2014	2013
Beginning balance	14,281	14,198	14,047
Vested stock grants	127	59	50
Employee stock purchase plan	21	19	17
Stock options exercised	2	5	84
Treasury shares purchased	—	—	—
Ending balance	14,431	14,281	14,198

Our Parent Company has not paid or declared any cash dividends on Common stock.  Declarations of cash dividends are at the discretion of our Board of Directors. The amounts of such dividends will be dependent upon factors such as, our results of operations and cash flow, financial condition and business needs, restrictive covenants under our credit facility and senior notes that require us to maintain certain consolidated tangible net worth, the capital and surplus requirements of our subsidiaries, and applicable insurance regulations that limit the amount of dividends that may be paid by our regulated insurance subsidiaries.

NIC may pay dividends to our Parent Company out of its statutory earned surplus pursuant to statutory restrictions imposed under the New York insurance law.  As of December 31, 2015, the maximum amount available for the payment of dividends by NIC without prior regulatory approval is $94.9 million.  NIC did not pay any dividends to our Parent Company in 2015 or 2014.

NCUL may pay dividends to our Parent Company up to the extent of available profits that have been distributed from the Syndicate.  The Syndicate’s capital and surplus as filed with Lloyd’s consists of undistributed profits on closed and open UWYs.  In connection with the business plan approved in November 2015, NCUL posted all of the available undistributed profits on closed years of $156.7 million to support a portion of the FAL requirement and therefore that amount is not available for distribution to NCUL, which ultimately is not available to our Parent in the form of a dividend.  As of December 31, 2015, NCUL has the ability to pay dividends of up to $1.1 million, consisting of undistributed profits on closed and open UWYs from the Syndicate, to the Parent in the form of dividends.

The amount and nature of net assets that are restricted from payment of dividends as of December 31, 2015 and 2014 are presented in the following table:

	As of December 31,
amounts in thousands	2015	2014
Restricted net assets:
NIC and NSIC:
Fixed maturities at fair value (amortized cost: 2015, $9,950; 2014, $10,086)	$11,277	$11,732
Short term investments, at fair value	290	290
Cash	6,208	1,212
Total NIC and NSIC (1)	$17,775	$13,234
NHUK:
Fixed maturities at fair value (amortized cost: 2015, $458,558; 2014, $445,504)	$448,666	$447,679
Short term investments, at fair value	71,320	61,549
Cash	3,262	963
Total NHUK (2)	$523,248	$510,191
Total Restricted Net Assets	$541,023	$523,425

(1) - The restricted net assets for NIC and NSIC primarily consist of fixed maturities on deposit with various state insurance departments.  The cash as of December 31, 2015 and 2014, as presented in the table above, was on deposit with a U.K. bank to comply with the regulatory requirements of the Prudential Regulation Authority for the underwriting activities of the U.K. Branch.

(2) - The restricted net assets for NHUK consists of fixed maturities and cash held in trust for the benefit of syndicate policyholders and short term investments primarily consisting of overseas deposits in various countries with Lloyd's to support underwriting activities in those countries.

NOTE 11. EARNINGS PER SHARE

The following is a reconciliation of the basic and diluted EPS computations for the years ended December 31, 2015, 2014 and 2013:

	Years Ended December 31,
amounts in thousands, except share and per share amounts	2015	2014	2013
Net income	$81,057	$95,329	$63,466
Basic weighted average shares	14,392,522	14,259,768	14,133,925
Effect of common stock equivalents:
Assumed exercise of stock options and vesting of stock grants	433,223	386,601	211,628
Diluted weighted average shares	14,825,745	14,646,369	14,345,553
Net income per common share:
Basic	$5.63	$6.69	$4.49
Diluted	$5.47	$6.51	$4.42

NOTE 12.  STATUTORY FINANCIAL INFORMATION

The following table presents statutory Net income and capital and surplus in accordance with statutory accounting practices:

	Years Ended December 31,
amounts in millions	2015	2014	2013
NIC & NSIC:
Statutory net income	$60.8	$75.7	$59.4
Statutory capital and surplus	$949.1	$893.9	$804.1

The Syndicate:
Syndicate's net income	$41.0	$33.8	$21.0
Syndicate's capital and surplus	$177.5	$140.1	$124.2

Our insurance subsidiaries file financial statements prepared in accordance with statutory accounting practices prescribed or permitted by domestic and foreign insurance regulatory authorities.  The differences between statutory financial statements and financial statements prepared in accordance with U.S. GAAP vary between domestic and foreign jurisdictions.

For NIC and NSIC, the National Association of Insurance Commissioners (“NAIC”) has codified Statutory Accounting Practices and Procedures (“SAP”) for insurance enterprises. We prepare our statutory basis financial statements in accordance with the most recently updated NAIC SAP manual subject to any deviations prescribed or permitted by the New York Insurance Commissioner.  The following table represents some of the significant differences between SAP and U.S. GAAP as they relate to our operations:

Differences	SAP	U.S. GAAP
Acquisition and Commission Costs	Expensed when incurred	Costs are generally deferred
Bonds	Generally stated at amortized cost	Stated at fair value
Deferred tax assets	Certain temporary differences are not admitted	All temporary differences recognized
Receivables over 90 days outstanding and other intangible assets	Not recognized	Generally recognized (subject to valuation allowances)
Unearned premiums and loss reserves	Net of ceded amounts	Gross of ceded amounts

The Syndicate is subject to oversight by the Council of Lloyd’s. Lloyd’s as a whole is authorized and regulated by the PRA. Our other international businesses are also regulated by the PRA.  The following table represents some of the significant differences between U.K. GAAP and U.S. GAAP as they relate to our operations:

Differences	U.K. GAAP	U.S. GAAP
Unrealized gains/losses	Recognized in income	Recognized in AOCI
Foreign exchange gains/losses on translation	Recognized in income	Recognized in AOCI
Lloyd’s membership costs	Expensed when incurred	Amortized over each UWY

Refer to Note 1, Organization and Summary of Significant Accounting Policies, for additional disclosure on the accounting treatment for the Syndicate as it relates to closed and open UWYs.

For NIC and NSIC, aggregate minimum required statutory capital and surplus is based on the greater of the risk-based capital level that would trigger regulatory action or minimum requirements per state insurance regulation.  Capital and surplus requirements of our foreign subsidiaries differ from those prescribed in the U.S. and vary by jurisdiction.  The capital requirement of the Syndicate, known as FAL, is currently calculated using the internal Lloyd’s risk-based capital model.  The FAL may be comprised of cash, investments and undrawn letters of credit provided by various banks.  Lloyd’s sets the corporate member’s required capital annually based on the Syndicate business plans, rating environment, reserving environment and input arising from Lloyd’s discussions with regulatory and rating agencies.

As of December 31, 2015 and 2014, all insurance subsidiaries individually exceed the minimum required statutory capital and surplus requirements and all U.S. domestic insurance subsidiaries individually exceeded risk-based capital minimum requirements.

NOTE 13. STOCK-BASED COMPENSATION

In April 2013, the stockholders further amended and restated the 2005 Stock Incentive Plan increasing the available number of restricted shares from 1,500,000 to 2,000,000.  As of December 31, 2015, 1,435,308 of such awards were issued leaving 564,692 awards available to be issued in subsequent periods.

Stock-based compensation granted under our Company’s stock plans is expensed in tranches over the vesting period. Options and non-performance based grants generally vest equally over a three or four year period and the options have a maximum term of ten years. Our Company’s performance based share grants generally consist of three types of awards. The performance units issued in 2015 and 2014 will cliff vest on the third anniversary of the date of the grant with 100% dependence on the rate of cumulative annual growth in tangible book value for the three years immediately prior to the vesting date, with actual shares that vest ranging between 150% to 50% of that portion of the original award. The performance units issued between 2011 - 2013 will have cliff vested on the third anniversary of the date of grant, with 50% vesting in full, and 50% dependent on the rate of compound annual growth in book value per share for the three years immediately prior to the vesting date, with actual shares that vest ranging between 150% to 0% of that portion of the original award.

Unvested restricted stock units and performance units outstanding as of December 31, 2015, 2014 and 2013, and changes during the years ended on those dates, are presented in the following table:

	December 31,
	2015	2014	2013
Beginning balance	718,892	626,812	587,629

Granted - Performance	185,050	228,607	114,463
Granted - Non Performance	32,158	59,523	155,463
Total Granted	217,208	288,130	269,926

Vested - Performance Earned	—	—	(15,714)
Vested - Performance Unearned	(68,080)	(93,453)	(57,585)
Vested - Non Performance	(135,600)	(90,263)	(60,183)
Total Vested	(203,680)	(183,716)	(133,482)

Forfeited	(35,905)	(12,334)	(97,261)

Ending balance	696,515	718,892	626,812

As of December 31, 2015 and 2014, the total unrecognized compensation expense, net of estimated forfeitures, related to unvested stock units was $17.3 million and $16.3 million, respectively, which is expected to be recognized as expense over weighted average periods of 2.0 years and 2.3 years, respectively.  The aggregate fair value of all unvested restricted stock units as of December 31, 2015 and 2014 was $55.2 million and $46.1 million, respectively.

Stock options outstanding as of December 31, 2015, 2014 and 2013 are as follows:

	December 31,
	2015		2014		2013
		Average		Average		Average
	# of Shares	Exercise Price	# of Shares	Exercise Price	# of Shares	Exercise Price
Beginning balance	1,500	$36.03	6,750	$30.65	90,250	$29.94
Granted	—	—	—	—	—	—
Exercised	(1,500)	$36.03	(5,250)	$29.11	(83,500)	$29.88
Expired or forfeited	—	—	—	—	—	—
Ending balance	—	$—	1,500	$36.03	6,750	$30.65
Number of options exercisable	—	$—	1,500	$36.03	6,750	$30.65

We offer an Employee Stock Purchase Plan (the “ESPP”) to all of our eligible employees.  Employees are offered the opportunity to purchase our Company’s Common stock at 90% of fair market value at the lower of the price at the beginning or the end of each six month offering period.  Each employee can invest up to 10% of their base compensation subject to the lesser of 1,000 common stock shares or total market value of $25,000.  There were 20,857 shares purchased in 2015 from funds withheld during the July 1, 2014 to December 31, 2014 and January 1, 2015 to June 30, 2015 offering periods.  There were 19,386 shares purchased in 2014 in the aggregate from funds withheld during the offering periods of July 1, 2013 to December 31, 2013 and January 1, 2014 to June 30, 2014. We expense both the value of the 10% discount and the “look-back” option, which provides for the more favorable price at either the beginning or end of the offering period.

NOTE 14.  RETIREMENT PLANS

We have a 401(k) Plan for all U.S. eligible employees.  Each eligible employee can contribute a portion of their salary, limited by certain Federal regulations.  The expense recorded for all contributions to the 401(k) Plan for the year ended December 31, 2015 was $6.3 million, consisting of $3.8 million for the retirement savings contributions and $2.5 million for the non-discretionary matching contributions. The expense recorded for all contributions to the 401(k) Plan for the year ended December 31, 2014 was $7.5 million, consisting of $3.8 million for the retirement savings contributions, $2.1 million for the non-discretionary matching contributions and $1.6 million for the discretionary matching contribution.  The expense recorded for all contributions to the 401(k) Plan for the year ended December 31, 2013 was $5.1 million, consisting of $2.7 million for the retirement savings contributions, $1.6 million for the non-discretionary matching contributions and $0.8 million for the discretionary matching contribution.

Our Company sponsors a defined contribution plan for all of our Company’s U.K. employees under U.K. regulations.  Contributions, which are fully vested when made, are equal to 15.0% of each eligible employee’s gross base salary for all U.K. employees hired prior to November 2014 and 12.0% for all employees hired after November 2014.  The expense recorded for the U.K. defined contribution plan was $2.9 million, $2.6 million and $2.2 million for the years ended December 31, 2015, 2014 and 2013, respectively.

Our Company sponsors defined contribution plans for employees in several of our other European offices, outside of the U.K., under each countries’ regulations.  Contributions, which are fully vested when made, range by European office between 2.1% and 26.0% of each eligible employee’s gross base salary.  The expense recorded for the other European offices defined contribution plans was $0.5 million, $0.2 million and $0.3 million for the years ended December 31, 2015, 2014 and 2013, respectively.

Such expenses are included in Other operating expenses.

NOTE 15. QUARTERLY FINANCIAL DATA (Unaudited)

The following is a summary of quarterly financial data for the periods indicated:

	March 31,	June 30,	September 30,	December 31,
amounts in thousands, except per share amounts	2015	2015	2015	2015
Gross written premiums	$396,460	$379,471	$354,062	$323,509
Revenues:
Net written premiums	$288,958	$258,244	$251,939	$244,719
Change in unearned premiums	(52,826)	(15,916)	2,143	6,826
Net earned premiums	$236,132	$242,328	$254,082	$251,545
Net investment income	16,253	16,595	17,371	18,499
Total other-than-temporary impairment losses	—	(423)	(1,298)	(123)
Portion of loss recognized in other comprehensive income (before tax)	—	—	23	123
Net other-than-temporary impairment losses recognized in earnings	—	(423)	(1,275)	—
Net realized gains (losses)	5,596	4,339	518	(2,080)
Other income (expense)	2,242	(4,362)	(2,518)	4,147
Total revenues	$260,223	$258,477	$268,178	$272,111

Expenses:
Net losses and LAE	$130,198	$141,973	$146,546	$153,881
Commission expenses	32,905	31,480	34,253	31,339
Other operating expenses	54,909	52,789	56,599	59,219
Interest expense	3,855	3,856	3,856	3,857
Total expenses	$221,867	$230,098	$241,254	$248,296
Income before income taxes	38,356	28,379	26,924	23,815
Income tax expense	$12,427	$9,195	$8,723	$6,072
Net income	$25,929	$19,184	$18,201	$17,743

Comprehensive income (loss)	$27,052	$(3,789)	$18,849	$15,990

Combined ratio	92.3%	93.4%	93.4%	97.2%
Net income per share:
Basic	$1.81	$1.33	$1.26	$1.23
Diluted	$1.77	$1.30	$1.23	$1.19

	March 31,	June 30,	September 30,	December 31,
amounts in thousands, except per share amounts	2014	2014	2014	2014
Gross written premiums	$422,790	$348,795	$327,469	$333,299
Revenues:
Net written premiums	$311,850	$231,864	$228,417	$228,007
Change in unearned premiums	(86,578)	(780)	16,950	6,165
Net earned premiums	$225,272	$231,084	$245,367	$234,172
Net investment income	16,610	15,648	15,839	16,071
Total other-than-temporary impairment losses	—	—	158	(21)
Portion of loss recognized in other comprehensive income (before tax)	—	—	(158)	21
Net other-than-temporary impairment losses recognized in earnings	—	—	—	—
Net realized gains	833	4,473	6,718	788
Other income (expense)	10,399	(1,665)	1,336	586
Total revenues	$253,114	$249,540	$269,260	$251,617

Expenses:
Net losses and LAE	$135,067	$140,220	$135,284	$134,658
Commission expenses	25,727	32,150	33,943	33,708
Other operating expenses	47,146	47,992	50,388	51,299
Interest expense	3,852	4,319	3,388	3,854
Total expenses	$211,792	$224,681	$223,003	$223,519
Income before income taxes	41,322	24,859	46,257	28,098
Income tax expense	$13,354	$7,998	$15,032	$8,823
Net income	$27,968	$16,861	$31,225	$19,275

Comprehensive income	$32,920	$32,965	$20,628	$27,015

Combined ratio	92.2%	95.3%	89.5%	93.8%
Net income per share:
Basic	$1.96	$1.18	$2.19	$1.35
Diluted	$1.94	$1.17	$2.14	$1.31

SCHEDULE I

THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES

Summary of Consolidated Investments -

Other than Investments in Related Parties

	December 31, 2015
		Gross	Gross
		Unrealized	Unrealized	Amortized
amounts in thousands	Fair Value	Gains	Losses	Cost
Fixed maturities:
U.S. Treasury bonds, agency bonds and foreign government bonds	$252,882	$2,273	$(9,214)	$259,823
States, municipalities and political subdivisions	576,859	21,233	(781)	556,407
Mortgage-backed and asset-backed securities:
Agency mortgage-backed securities	379,269	5,573	(2,082)	375,778
Residential mortgage obligations	30,465	694	(82)	29,853
Asset-backed securities	225,012	85	(1,624)	226,551
Commercial mortgage-backed securities	189,713	3,119	(1,864)	188,458
Subtotal	$824,459	$9,471	$(5,652)	$820,640
Corporate bonds	760,010	7,373	(10,738)	763,375
Total fixed maturities	$2,414,210	$40,350	$(26,385)	$2,400,245
Equity securities	305,271	26,341	(3,013)	281,943
Short-term investments	217,745	2	—	217,743
Total investments	$2,937,226	$66,693	$(29,398)	$2,899,931

SCHEDULE II

THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES

Condensed Financial Information of Registrant

The Navigators Group, Inc.

Balance Sheets

(Parent Company)

	December 31,
amounts in thousands except share amounts	2015	2014
ASSETS
Investments	$89,586	$94,732
Cash	6,417	6,300
Investments in subsidiaries	1,232,012	1,163,822
Goodwill and other intangible assets	2,534	2,534
Other assets	33,647	27,531
Total assets	$1,364,196	$1,294,919

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
Senior notes	$263,580	$263,440
Accounts payable and other liabilities	1,294	1,081
Accrued interest payable	3,174	3,174
Total liabilities	$268,048	$267,695

Stockholders' Equity:
Preferred stock, $.10 par value, authorized 1,000,000 shares, none issued	$—	$—
Common stock, $.10 par value, authorized 50,000,000 shares, issued 17,942,269 shares for 2015 and 17,792,846 shares for 2014	1,793	1,778
Additional paid-in capital	357,829	347,022
Treasury stock, at cost (3,511,380 shares for 2015 and 2014)	(155,801)	(155,801)
Retained earnings	868,723	787,666
Accumulated other comprehensive income:
Net unrealized gains (losses) on securities available-for-sale, net of tax	23,611	46,573
Foreign currency translation adjustment, net of tax	(7)	(14)
Total stockholders' equity	$1,096,148	$1,027,224
Total liabilities and stockholders' equity	$1,364,196	$1,294,919

SCHEDULE II

THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES

Condensed Financial Information of Registrant (Continued)

The Navigators Group, Inc.

Statements of Income

(Parent Company)

	Years Ended December 31,
amounts in thousands	2015	2014	2013
Revenues:
Net investment income	$147	$76	$13
Total revenues	$147	$76	$13
Expenses:
Call premium on Senior notes	$—	$—	$17,895
Interest expense	15,424	15,413	10,507
Other (income) expense	—	—	2
Total expenses	$15,424	$15,413	$28,404
Income (loss) before income tax benefit	$(15,277)	$(15,337)	$(28,391)
Income tax benefit	(5,472)	(5,287)	(9,886)
Income (loss) before equity in undistributed net income of wholly owned subsidiaries	$(9,805)	$(10,050)	$(18,505)
Equity in undistributed net income of wholly-owned subsidiaries	90,862	105,379	81,971
Net income	$81,057	$95,329	$63,466

SCHEDULE II

THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES

Condensed Financial Information of Registrant (Continued)

The Navigators Group, Inc.

Statements of Cash Flows

(Parent Company)

	Years Ended December 31,
amounts in thousands	2015	2014	2013
Operating activities:
Net income	$81,057	$95,329	$63,466
Adjustments to reconcile net income to net cash provided by (used in) operations:
Equity in undistributed net income of wholly-owned subsidiaries	(90,862)	(105,379)	(81,971)
Dividends received from subsidiaries	—	—	—
Call premium on redemption of Senior notes	—	—	17,895
Other	3,373	9,211	2,098
Net cash provided by (used in) operating activities	$(6,432)	$(839)	$1,488
Investing activities:
Fixed maturities, available-for-sale
Sales	$1,250	$3,200	$8,754
Purchases	—	—	(1,249)
Equity securities
Sales	—	—	—
Purchases	—	—	—
Net increase in short-term investments	3,918	(3,424)	(89,988)
Net cash provided by (used in) investing activities	$5,168	$(224)	$(82,483)
Financing activities:
Capital contribution to subsidiary	$—	$—	$(50,000)
Net proceeds from debt offering	—	—	263,278
Redemption of 7.0% Senior notes	—	—	(132,437)
Proceeds of stock issued from employee stock purchase plan	1,352	1,067	821
Proceeds of stock issued from exercise of stock options	29	153	2,495
Net cash provided by (used in) financing activities	$1,381	$1,220	$84,157
Increase (decrease) in cash	$117	$157	$3,162
Cash at beginning of year	6,300	6,143	2,981
Cash at end of year	$6,417	$6,300	$6,143

SCHEDULE III

THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES

Supplementary Insurance Information

								Amortization
	Deferred			Other policy				of deferred
	policy	Reserve		claims and	Net	Net	Losses	policy	Other	Net
	acquisition	for losses	Unearned	benefits	earned	investment	and LAE	acquisition	operating	written
amounts in thousands	costs	and LAE	premiums	payable	premiums	income (1)	incurred	costs (2)	expenses (1)	premiums
Year ended December 31, 2015
NIC, NSIC and Navigators Management Company, Inc.	$67,144	$1,692,886	$607,062	$—	$722,749	$61,863	$451,296	$88,597	$153,194	$757,117
NHUK	24,839	509,758	213,614	—	261,338	6,708	121,302	41,380	67,449	286,743
	$91,983	$2,202,644	$820,676	$—	$984,087	$68,571	$572,598	$129,977	$220,643	$1,043,860
Year ended December 31, 2014
NIC, NSIC and Navigators Management Company, Inc.	$63,200	$1,645,984	$579,331	$—	$704,574	$56,714	$434,396	$85,137	$138,675	$752,773
NHUK	16,252	513,650	186,836	—	231,321	7,378	110,833	42,558	58,150	247,365
	$79,452	$2,159,634	$766,167	$—	$935,895	$64,092	$545,229	$127,695	$196,825	$1,000,138
Year ended December 31, 2013
NIC, NSIC and Navigators Management Company, Inc.	$54,984	$1,523,175	$536,303	$—	$639,338	$49,083	$415,413	$81,132	$119,920	$680,008
NHUK	12,023	521,896	178,303	—	202,601	7,160	103,548	34,710	44,514	207,914
	$67,007	$2,045,071	$714,606	$—	$841,939	$56,243	$518,961	$115,842	$164,434	$887,922

(1) - Net investment income and Other operating expenses reflect only such amounts attributable to our Company's insurance operations.

(2) - Amortization of deferred policy acquisition costs reflects only such amounts attributable to our Company's insurance operations.  A portion of these costs is eliminated in consolidation.

SCHEDULE IV

THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES

Reinsurance - Written Premium

		Ceded to	Assumed		Percentage
	Direct	other	from other	Net	of amount
amounts in thousands	Amount	companies	companies	amount	assumed to net
Year ended December 31, 2015
P&C	$1,277,728	$409,642	$175,774	$1,043,860	17%
Year ended December 31, 2014
P&C	$1,232,012	$432,215	$200,341	$1,000,138	20%
Year ended December 31, 2013
P&C	$1,177,483	$482,595	$193,034	$887,922	22%

SCHEDULE V

THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES

Valuation and Qualifying Accounts

	Balance at	Charged (Credited) to	Charged to	Deductions	Balance at
amounts in thousands	January 1	Costs and Expenses	Other Accounts	(Describe)	December 31
Year ended December 31, 2015
Allowance for uncollectable reinsurance	$11,332	$(4,411)	$—	$—	$6,921
Valuation allowance in deferred taxes	$776	$(55)	$—	$—	$721
Year ended December 31, 2014
Allowance for uncollectable reinsurance	$11,332	$—	$—	$—	$11,332
Valuation allowance in deferred taxes	$554	$222	$—	$—	$776
Year ended December 31, 2013
Allowance for uncollectable reinsurance	$11,520	$(188)	$—	$—	$11,332
Valuation allowance in deferred taxes	$499	$55	$—	$—	$554

SCHEDULE VI

THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES

Supplementary Information Concerning P&C Insurance Operations

						Losses and LAE		Amortization
	Deferred policy	Reserve		Net	Net	expenses incurred related to		of deferred policy	Other	Net
amounts in thousands	acquisition	for losses	Unearned	earned	investment	Current	Prior	acquisition	operating	written
Affiliation with Registrant	costs	and LAE	premiums	premiums	income (1)	year	years	costs (2)	expenses (1)	premiums
Consolidated Subsidiaries:
Year ended December 31, 2015	$91,983	$2,202,644	$820,676	$984,087	$68,571	$637,267	$(64,669)	$129,977	$220,643	$1,043,860

Year ended December 31, 2014	$79,452	$2,159,634	$766,167	$935,895	$64,092	$601,041	$(55,812)	$127,695	$196,825	$1,000,138

Year ended December 31, 2013	$67,007	$2,045,071	$714,606	$841,939	$56,243	$520,227	$(1,266)	$115,842	$164,434	$887,922

(1) - Net investment income and Other operating expenses reflect only such amounts attributable to our Company's insurance operations.

(2) - Amortization of deferred policy acquisition costs reflects only such amounts attributable to our Company's insurance operations.  A portion of these costs is eliminated in consolidation.

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

10-17

Second Amended and Restated Funds at Lloyd's Letter of Credit Agreement, dated as of November 24, 2014, among the Company, ING Bank N.V., London Branch, individually and as Administrative Agent and Letter of Credit Agent,  JP Morgan Chase Bank N.A., and Barclays Bank PLC

Form 10-K for December 31, 2014

10-18	Employment Agreement with Stephen R. Coward dated December 9, 2010	Form 10-K for December 31, 2013

10-19	Employment Agreement with Colin Sprott dated July 10, 2013	Form 10-K for December 31, 2013

10-20*	Non-Qualified Deferred Compensation Plan	Form 10-Q for March 31, 2015

11-1	Statement re Computation of Per Share Earnings	**

21-1	Subsidiaries of Registrant	**

23-1	Consent of Independent Registered Public Accounting Firm	**

31-1	Certification of CEO per Section 302 of the Sarbanes-Oxley Act	**

31-2	Certification of CFO per Section 302 of the Sarbanes-Oxley Act	**

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