Form 10-Q
period 2016-03-31
NAVIGATORS GROUP INC
filed 2016-05-06
CIK 793547

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2016

or

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

The number of common shares outstanding as of April 29, 2016 was 14,533,395.

THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES

INDEX

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (Unaudited)

	March 31,	December 31,
amounts in thousands, except share and per share amounts	2016	2015
ASSETS
Investments:
Fixed maturities, available-for-sale, at fair value (amortized cost: 2016: $2,432,837; 2015: $2,400,245)	$2,477,720	$2,414,210
Equity securities, available-for-sale, at fair value (cost: 2016: $286,811; 2015: $281,943)	314,815	305,271
Short-term investments, at fair value (amortized cost: 2016: $211,782; 2015: $217,743)	211,782	217,745
Total investments	$3,004,317	$2,937,226
Cash	72,618	69,901
Premiums receivable	348,916	276,616
Prepaid reinsurance premiums	220,696	232,588
Reinsurance recoverable on paid losses	55,752	49,506
Reinsurance recoverable on unpaid losses and loss adjustment expenses	793,632	809,518
Deferred policy acquisition costs	105,359	91,983
Accrued investment income	16,451	16,001
Goodwill and other intangible assets	6,746	6,807
Current income tax receivable, net	13,032	22,323
Deferred income tax, net	—	3,900
Other assets	59,114	67,643
Total assets	$4,696,633	$4,584,012
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Reserves for losses and loss adjustment expenses	$2,211,848	$2,202,644
Unearned premiums	864,247	820,676
Reinsurance balances payable	123,165	107,411
Senior notes	263,616	263,580
Deferred income tax, net	8,280	—
Accounts payable and other liabilities	81,598	93,553
Total liabilities	$3,552,754	$3,487,864

Stockholders' equity:
Preferred stock, $.10 par value, authorized 1,000,000 shares, none issued	$—	$—
Common stock, $.10 par value, authorized 50,000,000 shares, issued 18,042,474 shares for 2016 and 17,942,269 shares for 2015	1,803	1,793
Additional paid-in capital	359,829	357,829
Treasury stock, at cost (3,511,380 shares for 2016 and 2015)	(155,801)	(155,801)
Retained earnings	891,655	868,723
Accumulated other comprehensive income	46,393	23,604
Total stockholders' equity	$1,143,879	$1,096,148
Total liabilities and stockholders' equity	$4,696,633	$4,584,012

See accompanying Notes to Interim Consolidated Financial Statements.

THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended March 31,
amounts in thousands, except share and per share amounts	2016	2015
Gross written premiums	$413,877	$396,460
Revenues:
Net written premiums	319,820	288,958
Change in unearned premiums	(55,462)	(52,826)
Net earned premiums	264,358	236,132
Net investment income	19,594	16,253
Total other-than-temporary impairment losses	(109)	23
Portion of loss recognized in other comprehensive income (before tax)	109	(23)
Net other-than-temporary impairment losses recognized in earnings	—	—
Net realized gains (losses)	1,597	5,596
Other income (expenses)	2,549	2,242
Total revenues	$288,098	$260,223

Expenses:
Net losses and loss adjustment expenses	$152,956	$130,198
Commission expenses	37,554	32,905
Other operating expenses	60,809	54,909
Interest expense	3,858	3,855
Total expenses	255,177	221,867

Income before income taxes	32,921	38,356
Income tax expense (benefit)	9,989	12,427

Net income	$22,932	$25,929

Net income per common share:
Basic	$1.58	$1.81
Diluted	$1.54	$1.77

Average common shares outstanding:
Basic	14,492,214	14,327,606
Diluted	14,891,646	14,637,837

See accompanying Notes to Interim Consolidated Financial Statements.

THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended March 31,
amounts in thousands	2016	2015
Net income	$22,932	$25,929
Other comprehensive income:
Change in net unrealized gains (losses) on investments:
Unrealized gains (losses) on investments arising during the period, net of deferred tax of $(11,737) and $(1,723) in 2016 and 2015, respectively	21,798	3,201
Reclassification adjustment for net realized (gains) losses included in net income net of deferred tax of $(758) and $698 in 2016 and 2015, respectively	1,408	(1,297)
Change in net unrealized gains (losses) on investments	$23,206	$1,904
Change in other-than-temporary impairments:
Non credit other-than-temporary impairments arising during the period, net of deferred tax of $38 and $(8) in 2016 and 2015, respectively	(71)	15
Reclassification adjustment for non credit other-than-temporary impairment losses recognized in net income net of deferred tax of $0 in both 2016 and 2015	—	—
Change in other-than-temporary impairments	$(71)	$15
Change in foreign currency translation gains (losses), net of deferred tax of $183 and $429 in 2016 and 2015, respectively	(346)	(796)
Other comprehensive income (loss)	$22,789	$1,123
Comprehensive income (loss)	$45,721	$27,052

See accompanying Notes to Interim Consolidated Financial Statements.

THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (Unaudited)

			Additional				Accumulated Other	Total
	Common Stock		Paid-in	Treasury Stock		Retained	Comprehensive	Stockholders'
amounts in thousands, except share amounts	Shares	Amount	Capital	Shares	Amount	Earnings	Income (Loss)	Equity
Balance, December 31, 2015	17,942,269	$1,793	$357,829	3,511,380	$(155,801)	$868,723	$23,604	$1,096,148
Net income						22,932	—	22,932
Changes in comprehensive income:
Change in net unrealized gain (loss) on investments	—	—	—	—	—	—	23,206	23,206
Change in net non-credit other-than-temporary impairment losses	—	—	—	—	—	—	(71)	(71)
Change in foreign currency translation gain (loss)	—	—	—	—	—	—	(346)	(346)
Total comprehensive income (loss)	—	—	—	—	—	—	22,789	22,789
Shares issued under stock plan	100,205	10	(2,926)	—	—	—	—	(2,916)
Share-based compensation	—	—	4,926	—	—	—	—	4,926
Balance, March 31, 2016	18,042,474	$1,803	$359,829	3,511,380	$(155,801)	$891,655	$46,393	$1,143,879

See accompanying Notes to Interim Consolidated Financial Statements.

THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended March 31,
amounts in thousands	2016	2015
Operating activities:
Net income	$22,932	$25,929
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation & amortization	1,459	1,051
Deferred income taxes	191	865
Net realized (gains) losses	(1,597)	(5,596)
Net other-than-temporary impairments recognized in earnings	—	—
Changes in assets and liabilities:
Reinsurance recoverable on paid and unpaid losses and loss adjustment expenses	9,640	18,056
Reserves for losses and loss adjustment expenses	9,204	(17,930)
Prepaid reinsurance premiums	11,891	(6,374)
Unearned premiums	43,571	60,393
Premiums receivable	(72,300)	(53,878)
Deferred policy acquisition costs	(13,376)	(6,769)
Accrued investment income	(450)	106
Reinsurance balances payable	15,753	1,445
Current income tax payable, net	9,291	9,388
Accounts payable	(10,830)	(31,229)
Other	13,169	(372)
Net cash provided by (used in) operating activities	$38,548	$(4,915)

Investing activities:
Fixed maturities
Redemptions and maturities	$44,996	$37,241
Sales	98,680	119,505
Purchases	(177,719)	(130,196)
Equity securities
Sales	10,724	38,343
Purchases	(15,601)	(12,320)
Change in payable for securities	(1,472)	15,565
Net change in short-term investments	6,146	(63,168)
Purchase of property and equipment	(2,452)	(790)
Net cash provided by (used in) investing activities	$(36,698)	$4,180

Financing activities:
Proceeds of stock issued from employee stock purchase plan	$867	$—
Proceeds of stock issued from exercise of stock options	—	—
Net cash provided by (used in) financing activities	$867	$—

Change in cash	$2,717	$(735)
Cash at beginning of year	69,901	90,751
Cash at end of period	$72,618	$90,016

Supplemental cash information:
Income taxes paid, net	$40	$1,793
Interest paid	$—	$—
Issuance of stock to directors	$633	$563

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

Organization

We are an international insurance company with a long-standing area of specialization in Marine insurance.  We also offer Property and Casualty (“P&C”) insurance business, primarily general liability coverage and umbrella & excess liability coverage to commercial enterprises through our Primary and Excess Casualty divisions.  We have also developed niches in Professional Liability insurance, through our Directors & Officers (“D&O”) and Errors & Omissions (“E&O”) divisions.  Beginning in 2010, we added reinsurance products through our Global Reinsurance (“GlobalRe”) business.

We operate through various wholly-owned subsidiaries, including Navigators Insurance Company (“NIC”), inclusive of its United Kingdom Branch (“U.K. Branch”), and Navigators Specialty Insurance Company (“NSIC”), both of which are U.S. insurance companies, and Navigators Underwriting Agency Ltd. (“NUAL”), a Lloyd’s of London (“Lloyd’s”) underwriting agency that manages Lloyd’s Syndicate 1221 (the “Syndicate”) in the U.K. and is the primary underwriting company of Navigators Holdings (U.K.) Ltd. (“NHUK”), the holding company for our non U.S. domiciled entities. Our Company controls 100% of the Syndicate’s stamp capacity.

Basis of Presentation

The accompanying Interim Consolidated Financial Statements are unaudited and reflect all adjustments, which, in the opinion of management, are necessary to fairly present the results of The Navigators Group, Inc. and its subsidiaries for the interim periods presented on the basis of United States generally accepted accounting principles (“GAAP” or “U.S. GAAP”).  All significant intercompany transactions and balances have been eliminated in consolidation.  The preparation of these Financial Statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the Financial Statements and the reported revenues and expenses during the reporting periods.  The results of operations for any interim period are not necessarily indicative of results for the full year.  The Interim Consolidated Financial Statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2015.

Income Taxes

The income tax provision has been computed based on our estimated annual effective tax rate.  Our effective tax rate for the quarter differs from the federal tax rate of 35% principally because of tax-exempt investment income and dividends received deduction.

Current and Pending Accounting Pronouncements

As of January 1, 2016, we adopted the following accounting pronouncements, which did not have a material effect, singly or in the aggregate, on our consolidated financial condition, results of operations or cash flows:

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

In 2016, the Financial Accounting Standards Board issued the following new pronouncements that may have an impact on our Company and we are assessing the future impact of these updates to our Consolidated Financial Statements:

•

Accounting Standards Update 2016-01 – Financial Instruments (Subtopic 825-10) – Recognition and Measurement of Financial Assets and Financial Liabilities, which will be effective for fiscal years beginning after December 15, 2017.  The new pronouncement was issued to make targeted improvements to the presentation of financial instruments.

•

Accounting Standards Update 2016-02 – Leases (Topic 842) - Amends the recognition of a right-to-use asset and lease liability on the statement of financial position of those leases previously classified as operating leases under the previous guidance, which will be effective for fiscal years beginning after December 15, 2015.  The new pronouncement was issued to improve transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements.

•

Accounting Standards Update 2016-09 – Compensation – Stock Compensation – (Topic 718) Improvements to Employee Share-Based Accounting, which will be effective for fiscal years beginning after December 15, 2016.  The new pronouncement was issued to simplify employee share-based accounting.

There were no additional 2016 accounting pronouncements that are expected to have an impact on the Consolidated Financial Statements upon adoption.

NOTE 2.  SEGMENT INFORMATION

We report our results of operations consistent with the manner in which our Chief Operating Decision Maker reviews the business to assess performance through our reportable segments: U.S. Insurance, International Insurance (“Int’l Insurance”), Global Reinsurance (“GlobalRe”) and Corporate.

We classify our business into three underwriting segments: U.S. Insurance, Int’l Insurance and GlobalRe.  Both the U.S. Insurance and Int’l Insurance reporting segments are each comprised of three operating segments: Marine, P&C and Professional Liability.

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

The accounting policies used to prepare the segment reporting data for our reportable segments are the same as those described in Note 1 and Note 2 of our Annual Report on Form 10-K for the year ended December 31, 2015.

Financial data by segment for the three months ended March 31, 2016 and 2015 was as follows:

	Three Months Ended March 31, 2016
	U.S.	Int'l
amounts in thousands	Insurance	Insurance	GlobalRe	Corporate (1)	Total
Net earned premiums	$148,340	$78,008	$38,010	$—	$264,358
Net losses and LAE	(91,512)	(40,410)	(21,034)	—	(152,956)
Commission expenses	(14,855)	(15,355)	(7,745)	401	(37,554)
Other operating expenses	(33,761)	(21,771)	(5,277)	—	(60,809)
Other underwriting income (expense)	361	—	49	(401)	9
Underwriting profit (loss)	$8,573	$472	$4,003	$—	$13,048
Net investment income				19,594	19,594
Net realized gains (losses)				1,597	1,597
Interest expense				(3,858)	(3,858)
Other income (loss)				2,540	2,540

Income before income taxes	$8,573	$472	$4,003	$19,873	$32,921
Income tax (expense) benefit				(9,989)	(9,989)
Net income (loss)					$22,932

Losses and LAE ratio	61.7%	51.8%	55.3%		57.9%
Commission expense ratio	10.0%	19.7%	20.4%		14.2%
Other operating expense ratio (2)	22.5%	27.9%	13.8%		23.0%
Combined ratio	94.2%	99.4%	89.5%		95.1%

(1) - Includes Corporate segment intercompany eliminations.

(2) - Includes Other operating expenses and Other underwriting income (expense).

	Three Months Ended March 31, 2015
	U.S.	Int'l
amounts in thousands	Insurance	Insurance	GlobalRe	Corporate (1)	Total
Net earned premiums	$131,091	$65,525	$39,516	$—	$236,132
Net losses and LAE	(77,799)	(29,691)	(22,708)	—	(130,198)
Commission expenses	(14,345)	(11,413)	(7,298)	151	(32,905)
Other operating expenses	(33,688)	(17,009)	(4,212)	—	(54,909)
Other underwriting income (expense)	196	—	10	(151)	55
Underwriting profit (loss)	$5,455	$7,412	$5,308	$—	$18,175
Net investment income				16,253	16,253
Net realized gains (losses)				5,596	5,596
Interest expense				(3,855)	(3,855)
Other income (loss)				2,187	2,187

Income before income taxes	$5,455	$7,412	$5,308	$20,181	$38,356
Income tax (expense) benefit				(12,427)	(12,427)
Net income (loss)					$25,929

Losses and LAE ratio	59.3%	45.3%	57.5%		55.1%
Commission expense ratio	10.9%	17.4%	18.5%		13.9%
Other operating expense ratio (2)	25.6%	26.0%	10.6%		23.3%
Combined ratio	95.8%	88.7%	86.6%		92.3%

(1) - Includes Corporate segment intercompany eliminations.

(2) - Includes Other operating expenses and Other underwriting income (expense).

Revenue by operating segment for the three months ended March 31, 2016 and 2015 was as follows:

	Three Months Ended March 31, 2016				Three Months Ended March 31, 2015				% Change
amounts in thousands	Gross written premiums	Ceded written premiums	Net written premiums	Net earned premiums	Gross written premiums	Ceded written premiums	Net written premiums	Net earned premiums	Gross written premiums	Ceded written premiums	Net written premiums	Net earned premiums
U.S. Insurance
Marine	$43,163	$(17,647)	$25,516	$23,250	$40,835	$(16,286)	$24,549	$23,924	5.7%	8.4%	3.9%	(2.8%)
P&C	141,278	(30,507)	110,771	109,159	134,146	(39,558)	94,588	90,735	5.3%	(22.9%)	17.1%	20.3%
Professional Liability	26,206	(6,343)	19,863	15,931	24,346	(12,886)	11,460	16,432	7.6%	(50.8%)	73.3%	(3.0%)
Total	$210,647	$(54,497)	$156,150	$148,340	$199,327	$(68,730)	$130,597	$131,091	5.7%	(20.7%)	19.6%	13.2%

Int'l Insurance
Marine	$71,948	$(11,089)	$60,859	$38,856	$67,410	$(10,822)	$56,588	$37,792	6.7%	2.5%	7.5%	2.8%
P&C	44,046	(17,229)	26,817	21,209	32,950	(16,129)	16,821	16,034	33.7%	6.8%	59.4%	32.3%
Professional Liability	28,149	(6,653)	21,496	17,943	22,067	(7,305)	14,762	11,699	27.6%	(8.9%)	45.6%	53.4%
Total	$144,143	$(34,971)	$109,172	$78,008	$122,427	$(34,256)	$88,171	$65,525	17.7%	2.1%	23.8%	19.1%

GlobalRe	$59,087	$(4,589)	$54,498	$38,010	$74,706	$(4,516)	$70,190	$39,516	(20.9%)	1.6%	(22.4%)	(3.8%)

Total	$413,877	$(94,057)	$319,820	$264,358	$396,460	$(107,502)	$288,958	$236,132	4.4%	(12.5%)	10.7%	12.0%

NOTE 3.  INVESTMENTS

The following tables set forth our Company’s investments as of March 31, 2016 and December 31, 2015 and include Other-than-temporary-impairment (“OTTI”) securities recognized within Accumulated other comprehensive income (“AOCI”):

	March 31, 2016
		Gross	Gross	Cost or
	Fair	Unrealized	Unrealized	Amortized
amounts in thousands	Value	Gains	(Losses)	Cost
Fixed maturities:
U.S. Treasury bonds, agency bonds and foreign government bonds	$322,009	$4,934	$(4,478)	$321,553
States, municipalities and political subdivisions	550,855	26,085	(497)	525,267
Mortgage-backed and asset-backed securities:
Agency mortgage-backed securities	380,418	8,831	(323)	371,910
Residential mortgage obligations	29,451	569	(131)	29,013
Asset-backed securities	235,714	421	(2,040)	237,333
Commercial mortgage-backed securities	188,169	4,903	(1,718)	184,984
Subtotal	$833,752	$14,724	$(4,212)	$823,240
Corporate bonds	771,104	15,457	(7,130)	762,777
Total fixed maturities	$2,477,720	$61,200	$(16,317)	$2,432,837
Equity securities	314,815	29,650	(1,646)	286,811
Short-term investments	211,782	—	—	211,782
Total investments	$3,004,317	$90,850	$(17,963)	$2,931,430

	December 31, 2015
		Gross	Gross	Cost or
	Fair	Unrealized	Unrealized	Amortized
amounts in thousands	Value	Gains	(Losses)	Cost
Fixed maturities:
U.S. Treasury bonds, agency bonds and foreign government bonds	$252,882	$2,273	$(9,214)	$259,823
States, municipalities and political subdivisions	576,859	21,233	(781)	556,407
Mortgage-backed and asset-backed securities:
Agency mortgage-backed securities	379,269	5,573	(2,082)	375,778
Residential mortgage obligations	30,465	694	(82)	29,853
Asset-backed securities	225,012	85	(1,624)	226,551
Commercial mortgage-backed securities	189,713	3,119	(1,864)	188,458
Subtotal	$824,459	$9,471	$(5,652)	$820,640
Corporate bonds	760,010	7,373	(10,738)	763,375
Total fixed maturities	$2,414,210	$40,350	$(26,385)	$2,400,245
Equity securities	305,271	26,341	(3,013)	281,943
Short-term investments	217,745	2	—	217,743
Total investments	$2,937,226	$66,693	$(29,398)	$2,899,931

As of March 31, 2016 and December 31, 2015, our Company did not have a concentration of greater than 5% of invested assets in a single non-U.S. government-backed issuer.

As of March 31, 2016 and December 31, 2015, Fixed maturities for which non-credit OTTI was previously recognized and included in AOCI are now in an unrealized gains position of $0.4 million and $0.5 million, respectively.

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

The contractual maturity dates for Fixed maturities categorized by the number of years until maturity as of March 31, 2016 are shown in the following table:

	March 31, 2016
	Fair	Amortized
amounts in thousands	Value	Cost
Due in one year or less	$128,718	$130,610
Due after one year through five years	805,858	795,317
Due after five years through ten years	301,025	292,205
Due after ten years	408,367	391,465
Mortgage-backed and asset-backed securities	833,752	823,240
Total	$2,477,720	$2,432,837

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

The following tables summarize all securities in a gross unrealized loss position as of March 31, 2016 and December 31, 2015, showing the aggregate fair value and gross unrealized loss by the length of time those securities have continuously been in a gross unrealized loss position:

	March 31, 2016
	Less than 12 months		Greater than 12 months		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
amounts in thousands	Value	(Losses)	Value	(Losses)	Value	(Losses)
Fixed maturities:
U.S. Treasury bonds, agency bonds and foreign government bonds	$29,155	$(771)	$19,451	$(3,707)	$48,606	$(4,478)
States, municipalities and political subdivisions	18,911	(266)	6,387	(231)	25,298	(497)
Mortgage-backed and asset-backed securities:
Agency mortgage-backed securities	4,082	(4)	23,634	(319)	27,716	(323)
Residential mortgage obligations	4,562	(32)	1,793	(99)	6,355	(131)
Asset-backed securities	91,678	(790)	70,768	(1,250)	162,446	(2,040)
Commercial mortgage-backed securities	49,889	(1,690)	3,362	(28)	53,251	(1,718)
Subtotal	$150,211	$(2,516)	$99,557	$(1,696)	$249,768	$(4,212)
Corporate bonds	156,107	(6,590)	21,949	(540)	178,056	(7,130)
Total fixed maturities	$354,384	$(10,143)	$147,344	$(6,174)	$501,728	$(16,317)
Equity securities	37,422	(1,646)	—	—	37,422	(1,646)
Total fixed maturities and equity securities	$391,806	$(11,789)	$147,344	$(6,174)	$539,150	$(17,963)

	December 31, 2015
	Less than 12 months		Greater than 12 months		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
amounts in thousands	Value	(Losses)	Value	(Losses)	Value	(Losses)
Fixed maturities:
U.S. Treasury bonds, agency bonds and foreign government bonds	$142,233	$(3,032)	$22,230	$(6,182)	$164,463	$(9,214)
States, municipalities and political subdivisions	50,577	(549)	4,808	(232)	55,385	(781)
Mortgage-backed and asset-backed securities:
Agency mortgage-backed securities	164,817	(1,315)	29,862	(767)	194,679	(2,082)
Residential mortgage obligations	3,910	(5)	1,684	(77)	5,594	(82)
Asset-backed securities	112,479	(663)	81,477	(961)	193,956	(1,624)
Commercial mortgage-backed securities	83,024	(1,826)	3,065	(38)	86,089	(1,864)
Subtotal	$364,230	$(3,809)	$116,088	$(1,843)	$480,318	$(5,652)
Corporate bonds	395,399	(10,114)	13,849	(624)	409,248	(10,738)
Total fixed maturities	$952,439	$(17,504)	$156,975	$(8,881)	$1,109,414	$(26,385)
Equity securities	58,531	(3,013)	—	—	58,531	(3,013)
Total fixed maturities and equity securities	$1,010,970	$(20,517)	$156,975	$(8,881)	$1,167,945	$(29,398)

As of March 31, 2016, there were 204 Fixed maturities and 36 Equity securities in an unrealized loss position. As of December 31, 2015, there were 368 Fixed maturities and 57 Equity securities in an unrealized loss position. As of March 31, 2016 and December 31, 2015, the gross unrealized loss for the greater than 12 months category consists primarily of agency and foreign government bonds principally due to an unfavorable foreign exchange movement. The gross unrealized loss for the less than 12 months category for periods ending March 31, 2016 and December 31, 2015 consists primarily of corporate bonds in the energy sector which have been impacted by the recent decline in oil prices.

As of March 31, 2016 and December 31, 2015, the largest unrealized loss by a non-government backed issuer in the investment portfolio was $2.3 million and $2.6 million, respectively.

Our Company analyzes impaired securities quarterly to determine if any are other-than-temporarily impaired. The above securities with unrealized losses have been determined to be temporarily impaired based on our evaluation.

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

Our Company did not have any credit related OTTI losses during the three months ended March 31, 2016 and 2015.

As of March 31, 2016 and 2015, the cumulative amounts related to our Company’s credit loss portion of the OTTI losses on Fixed maturities were $2.4 million. Our Company does not intend to sell, and it is more likely than not that it will not be required to sell, the securities prior to recovery of the amortized cost basis and for which the non-credit loss portion is included in AOCI.

Our Company’s Net investment income was derived from the following sources:

	Three Months Ended March 31,
amounts in thousands	2016	2015
Fixed maturities	$16,737	$15,047
Equity securities	3,447	1,968
Short-term investments	210	183
Total investment income	$20,394	$17,198
Investment expenses	(800)	(945)
Net investment income	$19,594	$16,253

Realized gains and losses, excluding net OTTI losses recognized in earnings, for the periods indicated, were as follows:

	Three Months Ended March 31,
amounts in thousands	2016	2015
Fixed maturities:
Gains	$2,548	$1,174
Losses	(1,127)	(572)
Fixed maturities, net	$1,421	$602
Short-term:
Gains	$268	$8
Losses	(83)	(162)
Short-term, net	$185	$(154)
Equity securities:
Gains	$609	$6,325
Losses	(618)	(1,177)
Equity securities, net	$(9)	$5,148
Net realized gains (losses)	$1,597	$5,596

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

The following tables present, for each of the fair value hierarchy levels as defined by the accounting guidance for fair value measurements and described below, our Company’s Fixed maturities and Equity securities by asset class that are measured at fair value on a recurring basis, as well as the fair value of the 5.75% Senior notes due October 15, 2023 (the “Senior notes”) carried at amortized cost as of March 31, 2016 and December 31, 2015:

	March 31, 2016
amounts in thousands	Level 1	Level 2	Level 3	Total
Fixed maturities:
U.S. Treasury bonds, agency bonds and foreign government bonds	$137,743	$184,266	$—	$322,009
States, municipalities and political subdivisions	—	550,855	—	550,855
Mortgage-backed and asset-backed securities:
Agency mortgage-backed securities	—	380,418	—	380,418
Residential mortgage obligations	—	29,451	—	29,451
Asset-backed securities	—	235,714	—	235,714
Commercial mortgage-backed securities	—	188,169	—	188,169
Subtotal	$—	$833,752	$—	$833,752
Corporate bonds	—	771,104	—	771,104
Total fixed maturities	$137,743	$2,339,977	$—	$2,477,720
Equity securities	136,883	177,932	—	314,815
Short-term investments	211,782	—	—	211,782
Total assets measured at fair value	$486,408	$2,517,909	$—	$3,004,317
Senior notes	—	290,656	—	290,656
Total liabilities measured at fair value	$—	$290,656	$—	$290,656

	December 31, 2015
amounts in thousands	Level 1	Level 2	Level 3	Total
Fixed maturities:
U.S. Treasury bonds, agency bonds and foreign government bonds	$67,394	$185,488	$—	$252,882
States, municipalities and political subdivisions	—	576,859	—	576,859
Mortgage-backed and asset-backed securities:
Agency mortgage-backed securities	—	379,269	—	379,269
Residential mortgage obligations	—	30,465	—	30,465
Asset-backed securities	—	225,012	—	225,012
Commercial mortgage-backed securities	—	189,713	—	189,713
Subtotal	$—	$824,459	$—	$824,459
Corporate bonds	—	760,010	—	760,010
Total fixed maturities	$67,394	$2,346,816	$—	$2,414,210
Equity securities	126,455	178,816	—	305,271
Short-term investments	217,745	—	—	217,745
Total assets measured at fair value	$411,594	$2,525,632	$—	$2,937,226
Senior notes	$—	$282,486	$—	$282,486
Total liabilities measured at fair value	$—	$282,486	$—	$282,486

All other financial assets and liabilities including Cash, Premium receivable, Reinsurance recoverable and Reinsurance balances payable are carried at cost, which approximates fair value.

Our Company did not have any significant transfers between Level 1 and Level 2 classifications for the three months ended March 31, 2016 and 2015.

As of March 31, 2016 and 2015, our Company did not have any Level 3 assets.

NOTE 5. CEDED REINSURANCE

As of March 31, 2016, the credit quality distribution of our Company’s Reinsurance recoverable of $1.1 billion for ceded paid losses, ceded unpaid losses and LAE, and ceded unearned premiums based on insurer financial strength ratings from A.M. Best or S&P was not significantly different from the credit quality distribution as of December 31, 2015.

Our allowance for uncollectible reinsurance was $6.9 million as of March 31, 2016 and December 31, 2015.

As of March 31, 2016, our 10 largest reinsurers measured by the amount of Reinsurance recoverable for ceded losses and LAE and ceded unearned premium, together with the reinsurance recoverable and collateral, were not significantly different from December 31, 2015.

NOTE 6.  COMMITMENTS AND CONTINGENCIES

In 2013, the State of Connecticut (“the State”) awarded our Company up to $11.5 million ($8.0 million in loans and $3.5 million in grants) to move our corporate headquarters to Stamford, Connecticut.  The loan is non-interest bearing, has a term of 10 years and is subject to forgiveness based on our compliance with certain conditions set forth in the agreement with the State.  The amount of the loan to be received is dependent on our Company reaching certain milestones for creation of new jobs over a five-year period, and the funds are to be used to offset certain equipment purchases, facility costs, training of employees and other eligible project-related costs.  Our Company completed the move to Stamford in September 2013 and received $7.5 million of the award, which is comprised of $6.0 million of the loan and $1.5 million of the grant for reaching the first job milestone.  Under the terms of the agreement with the State, the Company was required to maintain an average of 100 full-time employees in Connecticut over a 12-month period in order for the State to forgive the initial $6.0 million of the loan.  In addition, as soon as our Company achieved a total of  150 full-time employees in Connecticut, we became eligible to receive an additional $1.0 million of the loan and $0.5 million of the grant.  On October 20, 2015, our Company received a letter from the State determining that we had achieved both of these milestones.  As a result, our Company earned a loan forgiveness credit of $6.0 million with the State and received the  additional $1.0 million of the loan and $0.5 million of the grant.  Earning of the remaining portions of the grant and forgiveness of any outstanding amounts of the loan is subject to certain conditions, including maintaining a certain number of required jobs for an extended period of time.  The length of time commitment for forgiveness of the additional $1.0 million of the October 20, 2015 loan has not yet been met. However, our Company expects to meet all the conditions for the State to forgive the loan. Accordingly, our Company is recognizing the amount of loan and grants received over the period in which offsetting expenses are recognized. Our Company recognized $0.4 million of the incentive for the three months ended March 31, 2016. As of March 31, 2016 and December 31, 2015, our Company has deferred revenue of $5.9 million and $6.3 million, respectively, which is included in Other liabilities on the Consolidated Balance Sheets.

In the ordinary course of conducting business, our Company’s subsidiaries are involved in various legal proceedings, either indirectly as insurers for parties to the proceedings or directly as defendants.  Most of these proceedings consist of claims litigation involving our Company’s subsidiaries as either: (a) liability insurers defending or providing indemnity for third party claims brought against insureds or (b) insurers defending first party coverage claims brought against them.  Our Company accounts for such activity through the establishment of unpaid losses and LAE reserves. Our Company’s management believes that the ultimate liability, if any, with respect to such ordinary-course claims litigation, after consideration of provisions made for potential losses and cost of defense, will not be material to our Company’s Consolidated Balance Sheets, Consolidated Statements of Income or Consolidated Statements of Cash Flows.

Our Company’s subsidiaries are also from time to time involved with other legal actions, some of which assert claims for substantial amounts.  These actions include claims asserting extra contractual obligations, such as claims involving allegations of bad faith in the handling of claims or the underwriting of policies.  In general, our Company believes it has valid defenses to these cases. Our Company’s management expects that the ultimate liability, if any, with respect to future extra-contractual matters will not be material to our Consolidated Balance Sheets, Consolidated Statements of Income or Consolidated Statements of Cash Flows.  Nonetheless, given the large or indeterminate amounts sought in certain of these matters, and the inherent unpredictability of litigation, an adverse outcome in such matters could, from time to time, have a material adverse effect on our Company’s Consolidated Statements of Income or Consolidated Statements of Cash Flows in a particular fiscal quarter or year.

NOTE 7.  STOCK-BASED COMPENSATION

Stock-based compensation granted under our Company’s stock plans is expensed in tranches over the vesting period. Options and non-performance based grants generally vest equally over a three or four-year period and the options have a maximum term of ten years.  For the three months ended March 31, 2016, we granted 185,473 stock incentive units at a grant price between $80.98 and $86.68.  Each performance unit and restricted stock unit represents a contingent right to receive one share of common stock as of the vesting date.  Such common stock may be subject to forfeiture for the payment of any required tax withholding.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

Some of the statements in this Quarterly Report on Form 10-Q are “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact included in or incorporated by reference in this Quarterly Report are forward-looking statements.  Whenever used in this report, the words “estimate,” “expect,” “believe,” “may,” “will,” “intend,” “continue” or similar expressions or their negative are intended to identify such forward-looking statements.  Forward-looking statements are derived from information that we currently have and assumptions that we make, and are subject to a number of risks and uncertainties, including those described in the “Risk Factors” section of our 2015 Annual Report on Form 10-K.  We operate in a very competitive environment, with new risks emerging from time to time. We cannot assure you that anticipated results will be achieved, since actual results may differ materially because of both known and unknown risks and uncertainties which we face.

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

The following is a list of GAAP and non-GAAP measures found throughout this report with their definitions, relationships to GAAP measures and explanations of their importance to our operations:

Underwriting Profit (Loss)

Underwriting profit (loss) represents one measure of the pretax profitability of our insurance operations and is derived by subtracting Net losses and LAE incurred, Commission expenses and Other operating expenses from Net earned premiums.  This information is available in total and by segment in Note 2 – Segment Information in the Interim Consolidated Financial Statements as of March 31, 2016.  The nearest comparable GAAP measure is Income before income taxes which, in addition to Net underwriting profit (loss), includes Net investment income, OTTI, Net realized gains (losses) on investments, Interest expense and Other income (loss).

Combined Ratio

The Combined ratio is a common insurance industry measure of profitability for any underwriting operation and is calculated in two components. First, the loss ratio is Net losses and LAE divided by Net earned premiums. The second component, the expense ratio, reflects the sum of Commission expenses and insurance operating expenses, divided by Net earned premiums. All items included in these components of the Combined ratio are presented in our GAAP Consolidated Financial Statements. The sum of the loss and expense ratios is the Combined ratio. The difference between the Combined ratio and 100% reflects the  rate of Underwriting profit (loss). For example, a Combined ratio of 85 percent implies that for every $100 of premium we earn, we record $15 of Underwriting profit.

Net Operating Earnings

Net operating earnings is calculated as Net income before after-tax Net realized gains (losses), after-tax OTTI losses recognized in earnings, and after-tax net realized and unrealized foreign exchange gains and losses resulting from foreign currency transactions (transactions denominated in a currency other than the entity’s functional currency) and translation adjustments (translation of foreign currency denominated assets and liabilities into U.S. dollars (“USD”)).

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

Overview

The discussion and analysis of our financial condition and results of operations contained herein should be read in conjunction with our 2015 Annual Report on Form 10-K in its entirety as well as the statements under “Forward-Looking Statements” and the Interim Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q for a complete description of events, trends, uncertainties, risks and critical accounting estimates affecting us.

Unless the context requires otherwise, the terms “we,” “us,”  “our,” or “our Company” are used to mean The Navigators Group, Inc., a Delaware holding company established in 1982, and its subsidiaries.  The terms “Parent” or “Parent Company” are used to mean The Navigators Group, Inc. without its subsidiaries.

We are an international insurance company with a long-standing area of specialization in Marine insurance.  We also offer P&C insurance business, primarily General Liability coverage and umbrella & excess liability coverage to commercial enterprises through our Primary and Excess Casualty divisions.  We have also developed niches in Professional Liability insurance, through our D&O and E&O divisions.  Beginning in 2010, we added reinsurance products through our GlobalRe reporting segment.

Financial Highlights – Selected Indicators

	Three months ended
amounts in thousands, except per share amounts	March 31, 2016	March 31, 2015
Results of operations data:
Net earned premiums	$264,358	$236,132
Net investment income	19,594	16,253
Underwriting profit (loss)	13,048	18,175
Net income	22,932	25,929
Net income per diluted share	$1.54	$1.77

amounts in thousands, except per share amounts	March 31, 2016	December 31, 2015
Balance sheet data:
Total assets	$4,696,633	$4,584,012
Total shareholders' equity	1,143,879	1,096,148
Book value per share	$78.72	$75.96

Our revenue is primarily comprised of premiums and investment income.  Cash flow is generated from premiums collected and investment income received less paid losses and loss expenses, commission expenses and administrative expenses.  Our products are distributed through multiple channels, utilizing global, national and regional retail and wholesale insurance brokers.

We report our results of operations consistent with the manner in which our Chief Operating Decision Maker reviews the business to assess performance through our reportable segments: U.S. Insurance, Int’l Insurance, GlobalRe and Corporate.

Results of Operations

The following table presents a summary of our consolidated financial results for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,		% Change
amounts in thousands	2016	2015	QTD
Gross written premiums	$413,877	$396,460	4.4%
Ceded written premiums	(94,057)	(107,502)	(12.5%)
Net written premiums	319,820	288,958	10.7%
Net earned premiums	264,358	236,132	12.0%
Net losses and LAE	(152,956)	(130,198)	17.5%
Commission expenses	(37,554)	(32,905)	14.1%
Other operating expenses	(60,809)	(54,909)	10.7%
Other underwriting income (expense)	9	55	(83.6%)
Underwriting profit (loss)	$13,048	$18,175	(28.2%)
Net investment income	19,594	16,253	20.6%
Net realized gains (losses)	1,597	5,596	(71.5%)
Interest expense	(3,858)	(3,855)	0.1%
Other income (loss)	2,540	2,187	16.2%
Income (loss) before income taxes	$32,921	$38,356	(14.2%)
Income tax (expense) benefit	(9,989)	(12,427)	(19.6%)
Net income (loss)	$22,932	$25,929	(11.6%)

Net income per diluted share	$1.54	$1.77
Effective tax rate	30.3%	32.4%

Losses and LAE ratio	57.9%	55.1%
Commission expense ratio	14.2%	13.9%
Other operating expense ratio (1)	23.0%	23.3%
Combined ratio	95.1%	92.3%

(1) - Includes Other operating expenses and Other underwriting income (expense).

The following table calculates our Net operating earnings for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,		% Change
amounts in thousands	2016	2015	QTD
Net income	$22,932	$25,929	(11.6%)
After-tax realized losses (gains)	(1,038)	(3,637)	(71.5%)
After-tax FX losses (gains)	(1,652)	(1,422)	16.2%
Net operating earnings	$20,242	$20,870	(3.0%)

Net operating earnings per common share:
Basic	$1.40	$1.46
Diluted	$1.36	$1.43

Underwriting Profit (Loss)

Underwriting profit was $13.0 million for the three months ended March 31, 2016 comprised of $8.5 million, $0.5 million, and $4.0 million for our U.S. Insurance, Int’l Insurance and GlobalRe reporting segments, respectively.  Underwriting profit was $18.2 million for the three months ended March 31, 2015 comprised of $5.5 million, $7.4 million, and $5.3million for our U.S. Insurance, Int’l Insurance and GlobalRe reporting segments, respectively.  For additional information on the drivers of Underwriting profit see the U.S. Insurance, Int’l Insurance and GlobalRe reporting segment results sections included herein.

A major component of our Underwriting profit (loss) is due to Net losses and LAE.  The following table presents the impact of changes in reserves and reinsurance reinstatement premiums (“RRPs”) on our Net losses and LAE ratio for the three months ended March 31, 2016 and 2015 (note: accident year is abbreviated “AY”):

	Three Months Ended March 31,		Point
	2016	2015	Change
Net losses and LAE ratio, reported	57.9%	55.1%	2.8
RRPs	0.2%	-0.1%	0.3
Net current AY release/(development)	-0.9%	-1.1%	0.2
Net prior AY release/(strengthening)	0.7%	5.3%	-4.6
Net losses and LAE ratio, adjusted	57.9%	59.2%	-1.3

For the three months ended March 31, 2016, we recorded $1.8 million of net prior AY reserve releases primarily driven by $2.7 million from our U.S. Insurance reporting segment due to favorable loss emergence, partially offset by $0.9 million of reserve strengthening in our Int’l Insurance reporting segment.  The favorable net prior AY reserve releases were partially offset by $2.4 million of current AY development related to large loss activity in our Int’l P&C operating segment and our GlobalRe reporting segment.

For the three months ended March 31, 2015, we recorded $12.6 million of net prior AY reserve releases primarily driven by $6.4 million and $6.2 million of reserve releases from our U.S. Insurance and Int’l Insurance reporting segments, respectively, due to favorable loss emergence as well as a decrease in provision for uncollectible reinsurance due to payments of outstanding balances from one of our large reinsurers. The favorable prior AY reserve releases were partially offset by $2.5 million of current AY losses from our Int’l Insurance reporting segment related to large loss activity.

Net Investment Income

Our Net investment income was derived from the following sources:

	Three Months Ended March 31,
amounts in thousands	2016	2015
Fixed maturities	$16,737	$15,047
Equity securities	3,447	1,968
Short-term investments	210	183
Total investment income	$20,394	$17,198
Investment expenses	(800)	(945)
Net investment income	$19,594	$16,253

The increase in Total investment income for the three months ended March 31, 2016 as compared to the same period in the prior year was primarily due to growth of invested assets, coupled with an increase in the overall portfolio yield, mostly due to the increased allocation to preferred stocks. The annualized pre-tax yield, excluding Net realized gains and losses and OTTI losses recognized in earnings, for the three months ended March 31, 2016 and 2015, was 2.7% and 2.4%, respectively.

As part of our overall investment strategy, we seek to build a tax efficient investment portfolio.  The tax exempt or tax efficient portfolio was 18.8% of the fixed maturities portfolio as of March 31, 2016.  Additionally, substantially all of our equity portfolio is invested in tax efficient securities which qualify for the dividends received deduction.  The tax equivalent yield for the three months ended March 31, 2016 and 2015, was 2.9% and 2.5%, respectively.

OTTI Losses Recognized in Earnings

Our Company did not have any credit related OTTI losses during the three months ended March 31, 2016 and 2015.

Net Realized Gains and Losses

Net realized gains and losses, excluding OTTI losses recognized in earnings, for the periods indicated were as follows:

	Three Months Ended March 31,
amounts in thousands	2016	2015
Fixed maturities:
Gains	$2,548	$1,174
Losses	(1,127)	(572)
Fixed maturities, net	$1,421	$602
Short-term:
Gains	$268	$8
Losses	(83)	(162)
Short-term, net	$185	$(154)
Equity securities:
Gains	$609	$6,325
Losses	(618)	(1,177)
Equity securities, net	$(9)	$5,148
Net realized gains (losses)	$1,597	$5,596

Net realized gains and losses are generated as part of the normal ongoing management of our investment portfolio. Net realized gains of $1.6 million for the three months ended March 31, 2016 are primarily due to the sale of municipal and corporate bonds, partially offset by realized losses in the Fixed maturities portfolio primarily driven by foreign currency losses on our Canadian portfolio.  Net realized gains of $5.6 million for the three months ended March 31, 2015 are primarily due to the sale of Equity securities.

Interest Expense

Interest expense was $3.9 million for both the three months ended March 31, 2016 and 2015 relating to our $265.0 million principal amount of the Senior notes.  The effective interest rate related to the Senior notes, based on the proceeds net of discount and all issuance costs, is approximately 5.86%.

Other Income (Loss)

Other income (loss) for the three months ended March 31, 2016 and March 31, 2015 was a $2.5 million gain and a $2.2 million gain, respectively.  Other income (loss) primarily consists of realized and unrealized foreign exchange gains and losses.  The current quarter foreign exchange gains are mostly driven by the strengthening of the USD against the Great Britain Pound (“GBP”).

Income Taxes

We recorded an Effective tax rate of 30.3% for the three months ended March 31, 2016, compared to 32.4% for the same period in 2015.  The decrease of 2.1 points is driven by the benefit of the dividends received deduction from our increased investment portfolio allocation to preferred stocks.  The income tax provision has been computed based on our estimated annual effective tax rate.  Our Effective tax rate for the quarter differs from the federal tax rate of 35% principally due to tax-exempt investment income and dividends received deduction.

Segment Results

The following tables summarize our consolidated financial results by reporting segment for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31, 2016
	U.S.	Int'l
amounts in thousands	Insurance	Insurance	GlobalRe	Corporate (1)	Total
Net earned premiums	$148,340	$78,008	$38,010	$—	$264,358
Net losses and LAE	(91,512)	(40,410)	(21,034)	—	(152,956)
Commission expenses	(14,855)	(15,355)	(7,745)	401	(37,554)
Other operating expenses	(33,761)	(21,771)	(5,277)	—	(60,809)
Other underwriting income (expense)	361	—	49	(401)	9
Underwriting profit (loss)	$8,573	$472	$4,003	$—	$13,048
Net investment income				19,594	19,594
Net realized gains (losses)				1,597	1,597
Interest expense				(3,858)	(3,858)
Other income (loss)				2,540	2,540

Income before income taxes	$8,573	$472	$4,003	$19,873	$32,921
Income tax (expense) benefit				(9,989)	(9,989)
Net income (loss)					$22,932

Losses and LAE ratio	61.7%	51.8%	55.3%		57.9%
Commission expense ratio	10.0%	19.7%	20.4%		14.2%
Other operating expense ratio (2)	22.5%	27.9%	13.8%		23.0%
Combined ratio	94.2%	99.4%	89.5%		95.1%

(1) - Includes Corporate segment intercompany eliminations.

(2) - Includes Other operating expenses and Other underwriting income (expense).

	Three Months Ended March 31, 2015
	U.S.	Int'l
amounts in thousands	Insurance	Insurance	GlobalRe	Corporate (1)	Total
Net earned premiums	$131,091	$65,525	$39,516	$—	$236,132
Net losses and LAE	(77,799)	(29,691)	(22,708)	—	(130,198)
Commission expenses	(14,345)	(11,413)	(7,298)	151	(32,905)
Other operating expenses	(33,688)	(17,009)	(4,212)	—	(54,909)
Other underwriting income (expense)	196	—	10	(151)	55
Underwriting profit (loss)	$5,455	$7,412	$5,308	$—	$18,175
Net investment income				16,253	16,253
Net realized gains (losses)				5,596	5,596
Interest expense				(3,855)	(3,855)
Other income (loss)				2,187	2,187

Income before income taxes	$5,455	$7,412	$5,308	$20,181	$38,356
Income tax (expense) benefit				(12,427)	(12,427)
Net income (loss)					$25,929

Losses and LAE ratio	59.3%	45.3%	57.5%		55.1%
Commission expense ratio	10.9%	17.4%	18.5%		13.9%
Other operating expense ratio (2)	25.6%	26.0%	10.6%		23.3%
Combined ratio	95.8%	88.7%	86.6%		92.3%

(1) - Includes Corporate segment intercompany eliminations.

(2) - Includes Other operating expenses and Other underwriting income (expense).

U.S. Insurance

The following tables summarize our Underwriting profit (loss) by operating segment for our U.S. Insurance reporting segment for the three months ended March 31, 2016 and 2015:

	U.S. Insurance
	Three Months Ended March 31, 2016
amounts in thousands	Marine	P&C	Professional Liability	Total	% Change Total
Gross written premiums	$43,163	$141,278	$26,206	$210,647	5.7%
Ceded written premiums	(17,647)	(30,507)	(6,343)	(54,497)	(20.7%)
Net written premiums	25,516	110,771	19,863	156,150	19.6%

Net earned premiums	$23,250	$109,159	$15,931	$148,340	13.2%
Net losses and LAE	(9,775)	(71,597)	(10,140)	(91,512)	17.6%
Commission expenses	(1,482)	(11,852)	(1,521)	(14,855)	3.6%
Other operating expenses	(7,372)	(21,522)	(4,867)	(33,761)	0.2%
Other underwriting income (expense)	79	268	14	361	84.2%

Underwriting profit (loss)	$4,700	$4,456	$(583)	$8,573	57.2%

Losses and LAE ratio	42.0%	65.6%	63.7%	61.7%
Commission expense ratio	6.4%	10.9%	9.5%	10.0%
Other operating expense ratio (1)	31.4%	19.4%	30.5%	22.5%
Combined ratio	79.8%	95.9%	103.7%	94.2%

1) - Includes Other operating expenses and Other underwriting income (expense).

	U.S. Insurance
	Three Months Ended March 31, 2015
amounts in thousands	Marine	P&C	Professional Liability	Total
Gross written premiums	$40,835	$134,146	$24,346	$199,327
Ceded written premiums	(16,286)	(39,558)	(12,886)	(68,730)
Net written premiums	24,549	94,588	11,460	130,597

Net earned premiums	$23,924	$90,735	$16,432	$131,091
Net losses and LAE	(10,188)	(58,047)	(9,564)	(77,799)
Commission expenses	(4,032)	(8,556)	(1,757)	(14,345)
Other operating expenses	(6,973)	(21,059)	(5,656)	(33,688)
Other underwriting income (expense)	151	44	1	196

Underwriting profit (loss)	$2,882	$3,117	$(544)	$5,455

Losses and LAE ratio	42.6%	64.0%	58.2%	59.3%
Commission expense ratio	16.9%	9.4%	10.7%	10.9%
Other operating expense ratio (1)	28.5%	23.2%	34.4%	25.6%
Combined ratio	88.0%	96.6%	103.3%	95.8%

1) - Includes Other operating expenses and Other underwriting income (expense).

Gross Written Premiums

Gross written premiums increased $11.3 million for the three months ended March 31, 2016 compared to the same period in 2015 driven by a $7.1 million increase in our U.S. P&C operating segment, primarily comprised of an increase of $5.9 million in our Primary Casualty division and $2.9 million in our Specialty Auto division due to new business production. In addition, our U.S. Marine operating segment increased $2.3 million primarily due to an increase in premium rates on renewal business and new business growth in several key product lines. Our U.S. Professional Liability operating segment increased $1.9 million benefitting from new business production.

Average renewal premium rates for our U.S. Insurance reporting segment for the three months ended March 31, 2016 increased 0.6%, driven by an increase of 4.9% and 0.5% in our U.S. Marine and U.S. Professional Liability operating segments, respectively, partially offset by a decline of 1.3% in our U.S. P&C operating segment. The impact of the decrease in rates within our U.S. P&C operating segment was offset by new business production.

Ceded Written Premiums

Ceded written premiums decreased $14.2 million for the three months ended March 31, 2016 compared to the same period in 2015,  primarily due to a reduction in our proportional reinsurance coverage on our Excess Casualty and Environmental casualty risks in the third quarter of 2015 as well as the nonrenewal of our Professional Liability proportional treaty in the fourth quarter 2015.

Net Earned Premiums

Net earned premiums increased $17.2 million for the three months ended March 31, 2016 compared to the same period in 2015, primarily due to growth in Gross written premiums and a reduced level of proportional reinsurance that supports certain casualty risks within our U.S. P&C operating segment.

Net Losses and LAE

The Net losses and LAE reserves as of March 31, 2016 and December 31, 2015 are as follows:

	U.S. Insurance
	As of March 31, 2016				As of December 31, 2015
amounts in thousands	Marine	P&C	Professional Liability	Total	Marine	P&C	Professional Liability	Total	Total % Change
Case reserves	$61,330	$181,868	$35,188	$278,386	$68,677	$170,988	$42,546	$282,211	(1.4%)
IBNR reserves	52,905	539,950	60,167	653,022	55,408	514,777	60,528	630,713	3.5%
Total	$114,235	$721,818	$95,355	$931,408	$124,085	$685,765	$103,074	$912,924	2.0%

The following table presents the impact of RRPs and reserve development on our Net losses and LAE ratio for the three months ended March 31, 2016 and 2015:

	U.S. Insurance
	Three Months Ended March 31, 2016				Three Months Ended March 31, 2015
			Professional				Professional		Point
	Marine	P&C	Liability	Total	Marine	P&C	Liability	Total	Change
Net losses and LAE ratio, reported	42.0%	65.6%	63.7%	61.7%	42.6%	64.0%	58.2%	59.3%	2.4
RRPs	0.4%	0.0%	0.0%	0.1%	-2.5%	0.1%	0.0%	-0.6%	0.7
Net current AY release/(development)	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%	0.0
Net prior AY release/(strengthening)	16.2%	-1.0%	0.0%	1.8%	17.7%	1.2%	5.3%	4.8%	-3.0
Net losses and LAE ratio, adjusted	58.6%	64.6%	63.7%	63.6%	57.8%	65.3%	63.5%	63.5%	0.1

Our U.S. Insurance reporting segment recorded $2.7 million of net prior AY reserve releases for the three months ended March 31, 2016, driven by $3.7 million of reserve releases from our U.S. Marine operating segment, partially offset by $1.0 million reserve strengthening in our U.S. P&C operating segment, due to large loss activity within our Primary Casualty division.

Our U.S. Insurance reporting segment recorded $6.4 million of net prior AY reserve releases for the three months ended March 31, 2015, driven by $4.5 million of reserve releases from our U.S. Marine operating segment due to favorable loss emergence, and $1.0 million and $0.9 million from our U.S. P&C and U.S. Professional Liability operating segments, respectively, due to favorable bad debt releases. The loss ratio was also unfavorably impacted by $1.5 million of RRPs recorded, mostly in our U.S. Marine operating segment.

The changes in Net losses and LAE ratio, as adjusted, are primarily due to the mix of business earned in the applicable period.

Commission Expenses

The Commission expense ratio for the three months ended March 31, 2016 decreased 0.9 points as compared to the same period in 2015, primarily driven by a decrease in profit commission expense within our U.S. Marine operating segment, coupled with greater ceding commissions earned across our U.S. Marine and U.S. Professional Liability operating segments related to increases in proportional reinsurance programs put in place in the third quarter of 2014 through the first quarter of 2015.  This was offset by a reduction in ceded commission earnings within our U.S. P&C operating segment, due to reductions in our proportional reinsurance that supports our Excess Casualty and Environmental casualty risks in the third quarter of 2015.

Other Operating Expenses

Other operating expenses remained flat for the three months ended March 31, 2016 compared to the same period in 2015.

Int’l Insurance

The following tables summarize our Underwriting profit (loss) by operating segment for our Int’l Insurance reporting segment for the three months ended March 31, 2016 and 2015:

	Int'l Insurance
	Three Months Ended March 31, 2016
amounts in thousands	Marine	P&C	Professional Liability	Total	% Change Total
Gross written premiums	$71,948	$44,046	$28,149	$144,143	17.7%
Ceded written premiums	(11,089)	(17,229)	(6,653)	(34,971)	2.1%
Net written premiums	60,859	26,817	21,496	109,172	23.8%

Net earned premiums	$38,856	$21,209	$17,943	$78,008	19.1%
Net losses and LAE	(20,088)	(11,216)	(9,106)	(40,410)	36.1%
Commission expenses	(9,405)	(2,775)	(3,175)	(15,355)	34.5%
Other operating expenses	(8,442)	(8,708)	(4,621)	(21,771)	28.0%
Other underwriting income (expense)	—	—	—	—	NM

Underwriting profit (loss)	$921	$(1,490)	$1,041	$472	(93.6%)

Losses and LAE ratio	51.7%	52.9%	50.7%	51.8%
Commission expense ratio	24.2%	13.1%	17.7%	19.7%
Other operating expense ratio (1)	21.7%	41.0%	25.8%	27.9%
Combined ratio	97.6%	107.0%	94.2%	99.4%

NM - Percentage change not meaningful

(1) - Includes Other operating expenses and Other underwriting income (expense).

	Int'l Insurance
	Three Months Ended March 31, 2015
amounts in thousands	Marine	P&C	Professional Liability	Total
Gross written premiums	$67,410	$32,950	$22,067	$122,427
Ceded written premiums	(10,822)	(16,129)	(7,305)	(34,256)
Net written premiums	56,588	16,821	14,762	88,171

Net earned premiums	$37,792	$16,034	$11,699	$65,525
Net losses and LAE	(19,511)	(4,880)	(5,300)	(29,691)
Commission expenses	(9,190)	(1,027)	(1,196)	(11,413)
Other operating expenses	(6,695)	(5,984)	(4,330)	(17,009)
Other underwriting income (expense)	—	—	—	—

Underwriting profit (loss)	$2,396	$4,143	$873	$7,412

Losses and LAE ratio	51.6%	30.4%	45.3%	45.3%
Commission expense ratio	24.3%	6.4%	10.2%	17.4%
Other operating expense ratio (1)	17.8%	37.4%	37.0%	26.0%
Combined ratio	93.7%	74.2%	92.5%	88.7%

(1) - Includes Other operating expenses and Other underwriting income (expense).

Gross Written Premiums

Gross written premiums increased $21.7 million for the three months ended March 31, 2016 compared to the same period in 2015, driven by growth in all Int’l Insurance reporting segments. Our Int’l Marine operating segment increased by $4.5 million driven by strong performance in our European offices in our Cargo and Transport products, partially offset by a decrease in our Marine Liability product. Our Int’l P&C operating segment has increased by $11.1 million, primarily driven by continued growth in our Property division as well as strong new business production in our Onshore Energy and Other Energy and Engineering products partially offset by a decrease in our Offshore Energy product in our Energy and Engineering division.  Our Int’l Professional Liability operating segment has increased by $6.1 million, primarily driven by a $4.3 million increase in our E&O and D&O divisions.

Average renewal premium rates for our Int’l Insurance reporting segment for the three months ended March 31, 2016 decreased 2.6%.  The decline for the three months was driven by decreases of 9.7% in our Int’l P&C operating segment, mostly in our Offshore Energy product, and 0.9% in our Int’l Marine operating segment offset by an increase of 0.8% in our Int’l Professional Liability operating segment.

Ceded Written Premiums

Ceded written premiums increased $0.7 million for the three months ended March 31, 2016 compared to the same period in 2015, primarily driven by a $1.7 million minimum deposit adjustment relating to growth in the Property division in our Int’l P&C operating segment and, to a lesser extent, changes in our business mix and our proportional reinsurance programs.

Net Earned Premiums

Net earned premiums increased $12.5 million for the three months ended March 31, 2016 as compared to the same period in 2015 driven by continued growth in our Int’l Professional Liability operating segment, specifically in the E&O product and growth in our Property division within our Int’l P&C operating segment due to continued growth in Property business within North America and a strong performance from international Property business which launched in the second half of 2015.

Net Losses and LAE

The Net losses and LAE reserves as of March 31, 2016 and December 31, 2015 are as follows:

	Int'l Insurance
	As of March 31, 2016				As of December 31, 2015
amounts in thousands	Marine	P&C	Professional Liability	Total	Marine	P&C	Professional Liability	Total	Total % Change
Case reserves	$168,371	$42,189	$27,136	$237,696	$167,157	$40,313	$19,583	$227,053	4.7%
IBNR reserves	60,951	21,437	62,123	144,511	61,409	19,735	63,229	144,373	0.1%
Total	$229,322	$63,626	$89,259	$382,207	$228,566	$60,048	$82,812	$371,426	2.9%

The following table presents the impact of RRPs and reserve development on our Net losses and LAE ratio for three months ended March 31, 2016 and 2015:

	Int'l Insurance
	Three Months Ended March 31, 2016				Three Months Ended March 31, 2015
			Professional				Professional		Point
	Marine	P&C	Liability	Total	Marine	P&C	Liability	Total	Change
Net losses and LAE ratio, reported	51.7%	52.9%	50.7%	51.8%	51.6%	30.4%	45.3%	45.3%	6.5
RRPs	-0.1%	0.0%	0.0%	0.0%	1.1%	0.1%	0.0%	0.6%	-0.6
Net current AY release/(development)	0.0%	-8.7%	0.0%	-2.4%	-6.8%	0.0%	0.0%	-3.9%	1.5
Net prior AY release/(strengthening)	0.4%	-4.7%	0.0%	-1.1%	9.1%	12.4%	7.0%	9.6%	-10.7
Net losses and LAE ratio, adjusted	52.0%	39.5%	50.7%	48.3%	55.0%	42.9%	52.3%	51.6%	-3.3

For the three months ended March 31, 2016, our Int’l Insurance reporting segment recorded $1.8 million of net current AY reserve development on our Energy & Engineering division and Property division within our Int’l P&C operating segment and $0.9 million of net prior AY reserve strengthening primarily driven by our Int’l P&C operating segment due to large loss activity.

For the three months ended March 31, 2015, our Int’l Insurance reporting segment recorded $2.5 million of net current AY reserve development on Protection and Indemnity Insurance (“P&I”) within our Int’l Marine operating segment and $6.2M of net prior AY releases primarily driven by $3.4 million relating to P&I within our Int’l Marine operating segment, $1.9 million relating to Offshore Energy within our Int’l P&C operating segment and to a lesser extent $0.8 million from our Int’l Professional Liability operating segment.

The changes in Net losses and LAE ratio, as adjusted, are primarily due to the mix of business earned.

Commission Expenses

The Commission expense ratio for the three months ended March 31, 2016 increased 2.3 points, as compared to the same period in 2015, driven by mix of business earned within our Int’l P&C and Int’l Professional Liability operating segments. In addition, profit commission expense increased $0.8 million compared to the same period in 2015 primarily due to our Int’l Marine operating segment.

Other Operating Expenses

For the three months ended March 31, 2016, Other operating expenses increased $4.8 million as compared to the same period in 2015 due to continued investment in new underwriting teams and support staff, partially offset by favorable foreign exchange rates.

GlobalRe

The following tables summarize our Underwriting profit (loss) for our GlobalRe reporting segment for the three months ended March 31, 2016 and 2015:

	GlobalRe
	Three Months Ended March 31,
amounts in thousands	2016	2015	% Change
Gross written premiums	$59,087	$74,706	(20.9%)
Ceded written premiums	(4,589)	(4,516)	1.6%
Net written premiums	54,498	70,190	(22.4%)

Net earned premiums	$38,010	$39,516	(3.8%)
Net losses and LAE	(21,034)	(22,708)	(7.4%)
Commission expenses	(7,745)	(7,298)	6.1%
Other operating expenses	(5,277)	(4,212)	25.3%
Other underwriting income (expense)	49	10	NM

Underwriting profit (loss)	$4,003	$5,308	(24.6%)

Losses and LAE ratio	55.3%	57.5%
Commission expense ratio	20.4%	18.5%
Other operating expense ratio (1)	13.8%	10.6%
Combined ratio	89.5%	86.6%

NM- Percentage change not meaningful

(1) - Includes Other operating expenses and Other underwriting income (expense).

Gross Written Premiums

Gross written premiums decreased $15.6 million for the three months ended March 31, 2016 compared to the same period in 2015, primarily due to non-renewals within our Accident & Health (“A&H”) product, partially offset by year over year written premium growth in our P&C and Agriculture products.

Ceded Written Premiums

Ceded written premiums increased $0.1 million for the three months ended March 31, 2016, compared to the same period in 2015, primarily due to increased net reinstatement premium in our P&C and Marine products, offset by lower cost of retrocessional treaties in our P&C product.

Net Earned Premiums

Net earned premiums decreased $1.5 million for the three months ended March 31, 2016 compared to the same period in 2015, primarily due to non-renewals within our A&H product, partially offset by year over year growth in our P&C and Agriculture products.

Net Losses and LAE

The Net losses and LAE reserves as of March 31, 2016 and December 31, 2015 are as follows:

	GlobalRe
	As of
amounts in thousands	March 31, 2016	December 31, 2015	% Change
Case reserves	$37,309	$32,160	16.0%
IBNR reserves	67,292	76,616	(12.2%)
Total	$104,601	$108,776	(3.8%)

The following table presents the impact of RRPs and reserve development on our Net losses and LAE ratio for the three months ended March 31, 2016 and 2015:

	GlobalRe
	Three Months Ended March 31,		Point
	2016	2015	Change
Net losses and LAE ratio, reported	55.3%	57.5%	-2.2
RRPs	0.9%	0.2%	0.7
Net current AY release/(development)	-1.6%	0.0%	-1.6
Net prior AY release/(strengthening)	0.1%	0.0%	0.1
Net losses and LAE ratio, adjusted	54.7%	57.7%	-3.0

Our GlobalRe reporting segment recorded $0.6 million of current AY development for the three months ended March 31, 2016 compared to the same period in 2015, primarily driven by loss activity in our P&C product. In addition, $0.6 million of RRPs received in our Marine and P&C products reduced our Net losses and LAE ratio.

Commission Expenses

The Commission expense ratio increased 1.9 points for the three months ended March 31, 2016 compared to the same period in 2015, due to mix of business changes, particularly a decrease in our A&H and Professional Liability excess of loss products which carry a lower commission rate.

Other Operating Expenses

Other operating expenses increased $1.1 million for the three months ended March 31, 2016 compared to the same period in 2015.  The increase is due to employee expenses related to continued investment in our underwriting teams and support staff.

Capital Resources and Liquidity

Capital Resources

Our capital resources consist of funds deployed or available to be deployed to support our business operations.  As of March 31, 2016 and December 31, 2015, our capital resources were as follows:

	As of
amounts in thousands	March 31, 2016	December 31, 2015
Senior notes	$263,616	$263,580
Stockholders' equity	1,143,879	1,096,148
Total capitalization	$1,407,495	$1,359,728

Ratio of debt to total capitalization	18.7%	19.4%

We primarily rely upon dividends from our subsidiaries to meet our Parent Company’s obligations.  Our Parent Company’s cash obligations primarily consist of semi-annual (April and October) interest payments of $7.6 million on the Senior notes.  Going forward, the interest payments may be made from funds held at our Parent Company or dividends from its subsidiaries.

Navigators Insurance Company may pay dividends to our Parent Company out of its statutory earned surplus pursuant to statutory restrictions imposed under the New York insurance law.  As of March 31, 2016, the maximum amount available for the payment of dividends by Navigators Insurance Company in 2016 without prior regulatory approval is $94.9 million.

Navigators Corporate Underwriters, Ltd., our wholly-owned corporate member at Lloyd’s, may pay dividends to our Parent Company up to the extent of available profits that have been distributed from the Syndicate.  As of March 31, 2016, that amount was $1.1 million (£0.8 million).

Senior Notes and Credit Facility

On October 4, 2013, we completed a public debt offering for $265.0 million of 5.75% Senior notes and received net proceeds of $263.3 million. The effective interest rate related to the net proceeds received from the 5.75% Senior notes is approximately 5.86%.  Interest is payable on the 5.75% Senior notes each April 15 and October 15.

On November 6, 2014, NUAL entered into a credit facility for 8.0 million Australian Dollars with Barclays Bank PLC. Interest is payable under this facility at a rate of 2.0% per annum above a floating rate tied to the average mid-rate for Australian bills of exchange administered by the Australian Financial Markets Association. The facility may be cancelled by either party after providing written notice.  This credit facility contains customary covenants for facilities of this type, including a restriction on future encumbrances that are outside the ordinary course of business, and a requirement to maintain at least £75.0 million of Funds at Lloyd’s. As of March 31, 2016, letters of credit with an aggregate face amount of 8.0 million Australian Dollars were outstanding under the credit facility, and our Company was in compliance with all covenants.

On November 24, 2014, we entered into a $175.0 million credit facility agreement with ING Bank N.V., London Branch, individually and as Administrative Agent and a syndicate of lenders, which is secured by all the common stock of NIC and requires us to maintain at least forty percent of the outstanding amounts under such facility as Funds at Lloyd’s. In addition, in order to support the increased underwriting capacity of the Syndicate for the 2016 underwriting year (“UWY”), we entered into $25.0 million credit facility with ING Bank N.V., London Branch on November 20, 2015. Both of these facilities, as well as the November 6, 2014 facility, are used to fund underwriting obligations at Lloyd’s for the 2016 UWY, as well as open prior UWYs.

The November 20, 2015 credit facility is a non-committed facility which has an applicable fee rate ranging from 0.85% to 1.20% per annum based upon the Company’s S&P rating. For the November 24, 2014 credit facility, the applicable fee rate payable ranges from 0.95% to 1.60% per annum based on a tiered schedule that is based on our then-current financial strength ratings issued by S&P and A.M. Best and the amount of our own collateral utilized to fund our participation in the Syndicate.  The letters of credit issued under both of these facilities can be denominated in British pounds and their aggregate face amount will fluctuate based on exchange rates.  If any letters of credit remain outstanding under these facilities after December 31, 2016, we would be required to post additional collateral to secure the remaining letters of credit.  As of March 31, 2016, letters of credit with an aggregate face amount of $20.0 million and $175.0 million were outstanding under the November 20, 2015 and November 24, 2014 credit facilities, respectively, and we had an aggregate of $3.4 million of cash collateral posted.

Each of the November 20, 2015 and November 24, 2014 credit facilities contains customary covenants for facilities of this type, including restrictions on indebtedness and liens, limitations on mergers, dividends and the sale of assets, and requirements as to maintaining certain consolidated tangible net worth, statutory surplus and other financial ratios. These credit facilities also provide for customary events of default, including failure to pay principal, interest or fees when due, failure to comply with covenants, any representation or warranty made by our Company being false in any material respect, default under certain other indebtedness, certain insolvency or receivership events affecting our Company and our subsidiaries, the occurrence of certain material judgments, or a change in control of our Company.  As of March 31, 2016, our Company was in compliance with all covenants.

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

Net cash provided by operating activities was $38.5 million for the three months ended March 31, 2016 compared to net cash used in operating activities of $4.9 million for the same period in 2015.  The net increase in cash flow from operations during the three months ended March 31, 2016 was primarily due to increased premium collections and to a lesser extent more timely collections of reinsurance recoverables on paid losses.

Net cash used in investing activities was $36.7 million for the three months ended March 31, 2016 compared to net cash provided by investing activities of $4.2 million for the comparable period in 2015.  Fluctuations in cash provided by, or used in, investing activities is primarily due to changes in operating cash flows and the associated ongoing management of our investment portfolio.

Net cash provided by financing activities was $0.9 million for the three months ended March 31, 2016.   There was no cash flow from financing activities for the comparable period in 2015. The fluctuation in cash provided by financing activities is primarily the result of transactions in our employee stock purchase plan.

Investments

Our investment portfolio is invested primarily in publicly traded, investment grade, fixed income securities with an average credit quality of AA-/Aa3 as rated by S&P or Moody’s Investors Service (“Moody’s”).  As of March 31, 2016, our portfolio had a duration of 3.7 years.  Management periodically projects cash flow of the investment portfolio and other sources in order to maintain the appropriate levels of liquidity in an effort to ensure our ability to satisfy claims.  As of March 31, 2016 and December 31, 2015, all Fixed maturities and Equity securities held by us were classified as available-for-sale.

The portfolio is externally managed by independent, professional investment managers and is broadly diversified across geographies, sectors, and issuers. The primary objectives are to maximize total investment return in the context of preserving the statutory surplus of the insurance companies and enhancing shareholder value.  As part of our overall investment strategy, we seek to build a tax efficient investment portfolio.  As of March 31, 2016, the tax-exempt portion of our Fixed maturities portfolio was 18.8%.  Additionally, substantially all of our equity portfolio is invested in tax efficient securities which qualify for the dividends received deduction.  The investments are subject to the oversight of the respective insurance companies’ Boards of Directors and the Finance Committee of our Parent Company’s Board of Directors.

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

The following table summarizes the composition of our investments at fair value:

	Fair Value as of
amounts in thousands	March 31, 2016	December 31, 2015	% Change
Fixed maturities:
U.S. Treasury bonds, agency bonds and foreign government bonds	$322,009	$252,882	27.3%
States, municipalities and political subdivisions	550,855	576,859	(4.5%)
Mortgage-backed and asset-backed securities:
Agency mortgage-backed securities	380,418	379,269	0.3%
Residential mortgage obligations	29,451	30,465	(3.3%)
Asset-backed securities	235,714	225,012	4.8%
Commercial mortgage-backed securities	188,169	189,713	(0.8%)
Subtotal	$833,752	$824,459	1.1%
Corporate bonds	771,104	760,010	1.5%
Total fixed maturities	$2,477,720	$2,414,210	2.6%
Equity securities	314,815	305,271	3.1%
Short-term investments	211,782	217,745	(2.7%)
Total investments	$3,004,317	$2,937,226	2.3%

Invested assets increased from December 31, 2015 due to a decrease in Treasury rates and a rally in the equity markets which resulted in increased unrealized gains. Additionally, positive cash flow from operations was directed to the investment portfolio resulting in growth in invested assets. During the quarter, we reduced our allocation to longer dated municipal bonds in an effort to reduce duration.  Operating cash flows were invested in short duration U.S. Treasuries as we await market opportunities.

The following table sets forth the amount of our Fixed maturities as of March 31, 2016 by S&P credit rating or, if an S&P rating is not available, the equivalent Moody’s rating. The total rating is the weighted average quality rating for the Fixed maturities portfolio as a whole.

		As of March 31, 2016
amounts in thousands	Rating	Fair Value	Amortized Cost
Rating description:
Extremely strong	AAA	$424,307	$421,692
Very strong	AA	1,036,319	1,006,999
Strong	A	688,959	676,659
Adequate	BBB	277,031	271,550
Speculative	BB & Below	51,074	55,907
Not rated	NR	30	30
Total	AA-	$2,477,720	$2,432,837

The following table sets forth the composition of the non-government guaranteed Fixed maturities categorized by asset class and generally equivalent S&P and Moody’s ratings (not all securities in our portfolio are rated by both S&P and Moody’s) as of March 31, 2016:

	As of March 31, 2016
amounts in thousands	AAA	AA	A	BBB	BB and below	NR	Fair Value	Amortized Cost
Municipal bonds	$41,070	$346,219	$145,423	$18,113	$—	$30	550,855	525,267
Agency residential mortgage-backed	—	380,418	—	—	—	—	380,418	371,910
Residential mortgage-backed	18,190	2,969	93	1,333	6,866	—	29,451	29,013
Asset-backed	136,429	17,680	75,065	6,540	—	—	235,714	237,333
Commercial mortgage-backed	136,359	26,238	25,572	—	—	—	188,169	184,984
Corporate bonds	12,026	49,858	413,967	251,045	44,208	—	771,104	762,777
Total	$344,074	$823,382	$660,120	$277,031	$51,074	$30	$2,155,711	$2,111,284

The following table sets forth our U.S. Treasury bonds, agency bonds and foreign government bonds, as well as our state, municipality and political subdivision bond holdings by sector:

	As of March 31, 2016
amounts in thousands	Fair Value	Amortized Cost
U.S. Treasury bonds, agency bonds and foreign government bonds:
U.S. Treasury bonds	$137,743	$135,204
Agency bonds	88,502	86,817
Foreign government bonds	95,764	99,532
Total U.S. Treasury bonds, agency bonds and foreign government bonds	$322,009	$321,553

States, municipalities and political subdivisions:
General obligation	$151,858	$145,448
Prerefunded	27,134	26,206
Revenue	286,914	270,576
Taxable	84,949	83,037
Total States, municipalities and political subdivisions	$550,855	$525,267

We own $58.3 million of municipal securities, which are credit enhanced by various financial guarantors. As of March 31, 2016, the average underlying credit rating for these securities is AA-.  There has been no material adverse impact to our investment portfolio or results of operations as a result of downgrades of the credit ratings for several of the financial guarantors.

The following table sets forth our agency mortgage-backed securities (“AMBS”) and residential mortgage-backed securities (“RMBS”) issued by the Government National Mortgage Association (“GNMA”), Federal National Mortgage Association (“FNMA”) and Federal Home Loan Mortgage Corporation (“FHLMC”) and the quality category (prime, Alternative A-paper (“Alt-A”) and subprime) for all other such investments as of March 31, 2016:

	As of March 31, 2016
amounts in thousands	Fair Value	Amortized Cost
AMBS:
GNMA	$66,267	$64,227
FNMA	208,764	204,167
FHLMC	105,387	103,516
Total agency mortgage-backed securities	$380,418	$371,910

RMBS:
Prime	$9,969	$9,713
Alt-A and subprime	1,292	1,280
Non-U.S. RMBS	18,190	18,020
Total residential mortgage-backed securities	$29,451	$29,013

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

Details of the collateral of our asset-backed securities portfolio as of March 31, 2016 are presented below:

	As of March 31, 2016
amounts in thousands	Fair Value	Amortized Cost
Auto loans	$33,530	$33,439
Consumer Loans	25,569	25,689
Credit cards	48,765	48,555
Collateralized loan obligations	75,308	76,751
Time share	25,528	25,705
Miscellaneous	27,014	27,194
Total	$235,714	$237,333

We hold non-sovereign securities where the issuer is located in the Euro Area, an economic and monetary union of certain member states within the European Union that have adopted the Euro as their common currency. As of March 31, 2016, the fair value of such securities was $75.7 million, with an amortized cost of $74.7 million, representing 2.7% of our total Fixed maturities and equity portfolio.  Our largest exposure is in France and the Netherlands with a total of $29.2 million each.  We have no direct exposure to Greece, Portugal, Italy or Spain within the Euro Area, as of March 31, 2016. Our Company holds fixed maturities issued by the Commonwealth of Puerto Rico which are fully backed by the U.S. government.

The following table summarizes the gross unrealized investment losses as of March 31, 2016 by length of time where the fair value was less than 80% of amortized cost:

	As of March 31, 2016
	Fixed	Equity
amounts in thousands	Maturities	Securities	Total
Less than twelve months	$2,007	$450	$2,457
Longer than twelve months	1,812	—	1,812
Total	$3,819	$450	$4,269

The longer than twelve months unrealized loss of $1.8 million is due to unfavorable foreign exchange movement in our Canadian portfolio.

Our Company did not have any credit related OTTI losses during the three months ended March 31, 2015.  The fair value of our investment portfolio may fluctuate significantly in response to various factors such as changes in interest rates, investment quality ratings, equity prices, foreign exchange rates and credit spreads.  We do not have the intent to sell nor is it more likely than not that we will have to sell Fixed maturities in unrealized loss positions that are not other-than-temporarily impaired before recovery. For structured securities, default probability and severity assumptions differ based on property type, vintage and the stress of the collateral.  We do not intend to sell any of these securities and it is more likely than not that we will not be required to sell these securities before the recovery of the amortized cost basis. For Equity securities, we also consider our intent to hold securities as part of the process of evaluating whether a decline in fair value represents an other-than-temporary decline in value. We may realize investment losses to the extent our liquidity needs require the disposition of Fixed maturity securities in unfavorable interest rate, liquidity or credit spread environments. Significant changes in the factors we consider when evaluating investments for impairment losses could result in a significant change in impairment losses reported in the Consolidated Financial Statements.

Critical Accounting Estimates

Our Company’s Annual Report on Form 10-K for the year ended December 31, 2015 discloses our critical accounting estimates (refer to Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Estimates).

We believe the items that require the most subjective and complex estimates involve the reporting of:

•	Reserves for losses and LAE (including losses that have occurred but were not reported to us by the financial reporting date);
•	Reinsurance recoverables, including a provision for uncollectible reinsurance;
•	Written and unearned premiums;
•	The recoverability of deferred tax assets;

•	The impairment of investment securities; and
•	Valuation of invested assets.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The following updates our disclosure regarding foreign currency exchange rate risk as previously stated in our Company’s 2015 Annual Report on Form 10-K.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

In the ordinary course of conducting business, our Company’s subsidiaries are involved in various legal proceedings, either indirectly as insurers for parties to the proceedings or directly as defendants.  Most of these proceedings consist of claims litigation involving our Company’s subsidiaries as either: (a) liability insurers defending or providing indemnity for third party claims brought against insureds or (b) insurers defending first party coverage claims brought against them.  Our Company accounts for such activity through the establishment of unpaid losses and LAE reserves.  Our Company’s management believes that the ultimate liability, if any, with respect to such ordinary-course claims litigation, after consideration of provisions made for potential losses and cost of defense, will not be material to our Company’s Consolidated Balance Sheets, Consolidated Statements of Income or Consolidated Statements of Cash Flows.

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

Item 1A. Risk Factors

There have been no material changes from the risk factors as previously disclosed in our Company’s 2015 Annual Report on Form 10-K.

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

The Navigators Group, Inc.
(Company)

Dated: May 6, 2016	By:	/s/ Ciro M. DeFalco
Ciro M. DeFalco
Senior Vice President and Chief Financial Officer

Index to Exhibits

Exhibit No.	Description of Exhibit

11-1	Computation of Per Share Earnings	*

31-1	Certification of CEO per Section 302 of the Sarbanes-Oxley Act	*

31-2	Certification of CFO per Section 302 of the Sarbanes-Oxley Act	*

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