Form 10-Q
period 2016-06-30
NAVIGATORS GROUP INC
filed 2016-08-05
CIK 793547

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2016

or

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

The number of common shares outstanding as of July 29, 2016 was 14,556,846.

THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES

INDEX

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (Unaudited)

	June 30,	December 31,
amounts in thousands, except share amounts	2016	2015
ASSETS
Investments:
Fixed maturities, available-for-sale, at fair value (amortized cost: 2016: $2,558,621; 2015: $2,400,245)	$2,632,313	$2,414,210
Equity securities, available-for-sale, at fair value (cost: 2016: $292,698; 2015: $281,943)	329,635	305,271
Short-term investments, at fair value (amortized cost: 2016: $144,845; 2015: $217,743)	144,843	217,745
Total investments	$3,106,791	$2,937,226
Cash	121,868	69,901
Premiums receivable	363,343	276,616
Prepaid reinsurance premiums	222,414	232,588
Reinsurance recoverable on paid losses	59,950	49,506
Reinsurance recoverable on unpaid losses and loss adjustment expenses	814,261	809,518
Deferred policy acquisition costs	113,394	91,983
Accrued investment income	16,176	16,001
Goodwill and other intangible assets	6,579	6,807
Current income tax receivable, net	18,522	22,323
Deferred income tax, net	—	3,900
Other assets	53,323	67,643
Total assets	$4,896,621	$4,584,012
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Reserves for losses and loss adjustment expenses	$2,268,763	$2,202,644
Unearned premiums	904,507	820,676
Reinsurance balances payable	127,742	107,411
Senior notes	263,653	263,580
Deferred income tax, net	14,475	—
Payable for investments purchased	48,558	1,495
Accounts payable and other liabilities	87,365	92,058
Total liabilities	$3,715,063	$3,487,864

Stockholders' equity:
Preferred stock, $.10 par value, authorized 1,000,000 shares, none issued	$—	$—
Common stock, $.10 par value, authorized 50,000,000 shares, issued 18,055,818 shares for 2016 and 17,942,269 shares for 2015	1,805	1,793
Additional paid-in capital	363,588	357,829
Treasury stock, at cost (3,511,380 shares for 2016 and 2015)	(155,801)	(155,801)
Retained earnings	906,536	868,723
Accumulated other comprehensive income	65,430	23,604
Total stockholders' equity	$1,181,558	$1,096,148
Total liabilities and stockholders' equity	$4,896,621	$4,584,012

See accompanying Notes to Interim Consolidated Financial Statements.

THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
amounts in thousands, except share and per share amounts	2016	2015	2016	2015
Gross written premiums	$412,565	$379,471	$826,442	$775,931
Revenues:
Net written premiums	306,535	258,244	626,355	547,202
Change in unearned premiums	(38,543)	(15,916)	(94,005)	(68,742)
Net earned premiums	267,992	242,328	532,350	478,460
Net investment income	19,875	16,595	39,469	32,848
Total other-than-temporary impairment losses	(162)	(472)	(271)	(450)
Portion of loss recognized in other comprehensive income (before tax)	12	49	121	27
Net other-than-temporary impairment losses recognized in earnings	(150)	(423)	(150)	(423)
Net realized gains (losses)	1,960	4,339	3,557	9,935
Other income (expenses)	4,430	(4,362)	6,979	(2,120)
Total revenues	$294,107	$258,477	$582,205	$518,700

Expenses:
Net losses and loss adjustment expenses	$167,206	$141,973	$320,162	$272,171
Commission expenses	40,726	31,480	78,280	64,385
Other operating expenses	59,074	52,789	119,883	107,698
Interest expense	3,858	3,856	7,716	7,711
Total expenses	270,864	230,098	526,041	451,965

Income before income taxes	23,243	28,379	56,164	66,735
Income tax expense (benefit)	7,053	9,195	17,042	21,622

Net income	$16,190	$19,184	$39,122	$45,113

Net income per common share:
Basic	$1.11	$1.33	$2.70	$3.14
Diluted	$1.08	$1.30	$2.62	$3.06

Average common shares outstanding:
Basic	14,536,849	14,396,048	14,514,532	14,370,123
Diluted	14,976,593	14,763,002	14,942,193	14,726,282

See accompanying Notes to Interim Consolidated Financial Statements.

THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended June 30,
amounts in thousands	2016	2015
Net income	$16,190	$19,184
Other comprehensive income:
Change in net unrealized gains (losses) on investments:
Unrealized gains (losses) on investments arising during the period, net of deferred tax of $(12,788) and $12,615 in 2016 and 2015, respectively	23,751	(23,884)
Reclassification adjustment for net realized (gains) losses included in net income net of deferred tax of $178 and $70 in 2016 and 2015, respectively	(331)	(130)
Change in net unrealized gains (losses) on investments	$23,420	$(24,014)
Change in other-than-temporary impairments:
Non credit other-than-temporary impairments arising during the period, net of deferred tax of $4 and $17 in 2016 and 2015, respectively	(8)	(32)
Reclassification adjustment for non credit other-than-temporary impairment losses recognized in net income net of deferred tax of $(603) and $(143) in 2016 and 2015, respectively	1,119	266
Change in other-than-temporary impairments	$1,111	$234
Change in foreign currency translation gains (losses), net of deferred tax of $2,963 and $(422) in 2016 and 2015, respectively	(5,493)	807
Other comprehensive income (loss)	$19,038	$(22,973)
Comprehensive income (loss)	$35,228	$(3,789)

	Six Months Ended June 30,
amounts in thousands	2016	2015
Net income	$39,122	$45,113
Other comprehensive income:
Change in net unrealized gains (losses) on investments:
Unrealized gains (losses) on investments arising during the period, net of deferred tax of $(24,239) and $11,023 in 2016 and 2015, respectively	45,018	$(20,929)
Reclassification adjustment for net realized (gains) losses included in net income net of deferred tax of $(760) and $663 in 2016 and 2015, respectively	1,411	(1,231)
Change in net unrealized gains (losses) on investments	$46,429	$(22,160)
Change in other-than-temporary impairments:
Non credit other-than-temporary impairments arising during the period, net of deferred tax of $42 and $10 in 2016 and 2015, respectively	(79)	$(17)
Reclassification adjustment for other-than-temporary impairment credit losses recognized in net income net of deferred tax of $(709) and $(170) in 2016 and 2015, respectively	1,316	316
Change in other-than-temporary impairments	$1,237	$299
Change in foreign currency translation gains (losses), net of deferred tax of $3,146 and $(7) in 2016 and 2015, respectively	(5,840)	11
Other comprehensive income (loss)	$41,826	$(21,850)
Comprehensive income (loss)	$80,948	$23,263

See accompanying Notes to Interim Consolidated Financial Statements.

THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (Unaudited)

			Additional				Accumulated Other	Total
	Common Stock		Paid-in	Treasury Stock		Retained	Comprehensive	Stockholders'
amounts in thousands, except share amounts	Shares	Amount	Capital	Shares	Amount	Earnings	Income (Loss)	Equity
Balance, December 31, 2015	17,942,269	$1,793	$357,829	3,511,380	$(155,801)	$868,723	$23,604	$1,096,148
Net income						39,122	—	39,122
Dividends declared						(1,309)		(1,309)
Changes in comprehensive income:
Change in net unrealized gain (loss) on investments	—	—	—	—	—	—	46,429	46,429
Change in net non-credit other-than-temporary impairment losses	—	—	—	—	—	—	1,237	1,237
Change in foreign currency translation gain (loss)	—	—	—	—	—	—	(5,840)	(5,840)
Total comprehensive income (loss)	—	—	—	—	—	—	41,826	41,826
Shares issued under stock plan	113,549	12	(3,650)	—	—	—	—	(3,638)
Share-based compensation	—	—	9,409	—	—	—	—	9,409
Balance, June 30, 2016	18,055,818	$1,805	$363,588	3,511,380	$(155,801)	$906,536	$65,430	$1,181,558

See accompanying Notes to Interim Consolidated Financial Statements.

THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended June 30,
amounts in thousands	2016	2015
Operating activities:
Net income	$39,122	$45,113
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation & amortization	2,816	2,424
Deferred income taxes	(3,076)	2,268
Net realized (gains) losses	(3,557)	(9,935)
Net other-than-temporary impairments recognized in earnings	150	423
Changes in assets and liabilities:
Reinsurance recoverable on paid and unpaid losses and loss adjustment expenses	(15,187)	(1,891)
Reserves for losses and loss adjustment expenses	66,119	(28,478)
Prepaid reinsurance premiums	10,174	(22,159)
Unearned premiums	83,831	90,901
Premiums receivable	(86,727)	(64,643)
Deferred policy acquisition costs	(21,411)	(5,453)
Accrued investment income	(176)	219
Reinsurance balances payable	20,330	2,888
Current income tax payable, net	2,480	(1,781)
Other	19,660	(7,210)
Net cash provided by (used in) operating activities	$114,548	$2,686

Investing activities:
Fixed maturities
Redemptions and maturities	$127,952	$78,127
Sales	225,363	252,250
Purchases	(515,752)	(303,725)
Equity securities
Sales	28,189	64,046
Purchases	(37,898)	(79,870)
Change in payable for securities	47,062	7,824
Net change in short-term investments	73,431	(22,214)
Purchase of property and equipment	(3,422)	(1,233)
Net cash provided by (used in) investing activities	$(55,075)	$(4,795)

Financing activities:
Proceeds of stock issued from employee stock purchase plan	$867	$608
Proceeds of stock issued from exercise of stock options	—	—
Net cash provided by (used in) financing activities	$867	$608

Effect of exchange rate on cash	$(8,373)	$—

Change in cash	$51,967	$(1,501)
Cash at beginning of year	69,901	90,751
Cash at end of period	$121,868	$89,250

Supplemental information:
Income taxes paid, net	$14,950	$26,585
Interest paid	$7,619	$7,619
Issuance of stock to directors	$633	$563
Dividends declared	$1,309	$—

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

Basis of Presentation

The accompanying Interim Consolidated Financial Statements are unaudited and reflect all adjustments, which, in the opinion of management, are necessary to fairly present the results of The Navigators Group, Inc. and its subsidiaries for the interim periods presented on the basis of United States generally accepted accounting principles (“GAAP” or “U.S. GAAP”).  All significant intercompany transactions and balances have been eliminated in consolidation.  The preparation of these Financial Statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the Financial Statements and the reported revenues and expenses during the reporting periods.  The results of operations for any interim period are not necessarily indicative of results for the full year.  The Interim Consolidated Financial Statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2015.  Certain amounts for the prior period have been reclassified to conform with the current period presentation.

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

Current and Pending Accounting Pronouncements

As of January 1, 2016, we adopted the following accounting pronouncements, which did not have a material effect, singly or in the aggregate, on our consolidated financial condition, results of operations or cash flows:

•

Accounting Standards Update 2015-03 – Interest – Imputation of Interest (Subtopic 835-30) – Simplifying the Presentation of Debt Issuance Costs, which is effective for fiscal years beginning after December 15, 2015. The new pronouncement was issued to simplify presentation of debt issuance costs.

•

Accounting Standards Update 2015-05 – Intangibles – Goodwill and Other – Internal Use Software (Subtopic 350-40) Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement, which is effective for fiscal years beginning after December 15, 2015. The new pronouncement was issued to provide guidance to customers about whether a cloud computing arrangement includes a software license.

•

Accounting Standards Update 2015-07 – Fair Value Measurement – (Topic 820) Disclosures for Investments in Certain Entities that Calculate Net Asset Value per Share (or its equivalent) (a consensus of the Emerging Issues Task Force), which is effective for fiscal years beginning after December 15, 2015. The new pronouncement was issued to ensure that all investments categorized in the fair value hierarchy are classified using a consistent approach.

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

•

Accounting Standards Update 2016-09 – Compensation – Stock Compensation – (Topic 718) - Improvements to Employee Share-Based Accounting, which will be effective for fiscal years beginning after December 15, 2016.  The new pronouncement was issued to simplify employee share-based accounting.

•

Accounting Standards Update 2016-13 – Financial Instruments – Credit Losses (Topic 326) - amends the measurement of credit losses on financial instruments not accounted for at fair value including loans, debt securities, reinsurance receivables and any other financial assets, which will be effective for the fiscal years beginning after December 15, 2019, including interim periods within those fiscal years.

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

Financial data by segment for the three and six months ended June 30, 2016 and 2015 was as follows:

	Three Months Ended June 30, 2016
	U.S.	Int'l
amounts in thousands	Insurance	Insurance	GlobalRe	Corporate (1)	Total
Net earned premiums	$152,384	$77,833	$37,775	$—	$267,992
Net losses and LAE	(93,428)	(48,066)	(25,712)	—	(167,206)
Commission expenses	(16,894)	(16,821)	(7,492)	481	(40,726)
Other operating expenses	(31,570)	(23,043)	(4,461)	—	(59,074)
Other underwriting income (expense)	342	—	203	(481)	64
Underwriting profit (loss)	$10,834	$(10,097)	$313	$—	$1,050
Net investment income				19,875	19,875
Net realized gains (losses)				1,810	1,810
Interest expense				(3,858)	(3,858)
Other income (loss)				4,366	4,366

Income before income taxes	$10,834	$(10,097)	$313	$22,193	$23,243
Income tax (expense) benefit				(7,053)	(7,053)
Net income (loss)					$16,190

Losses and LAE ratio	61.3%	61.8%	68.1%		62.4%
Commission expense ratio	11.1%	21.6%	19.8%		15.2%
Other operating expense ratio (2)	20.5%	29.6%	11.3%		22.0%
Combined ratio	92.9%	113.0%	99.2%		99.6%

(1) - Includes Corporate segment intercompany eliminations.

(2) - Includes Other operating expenses and Other underwriting income (expense).

	Three Months Ended June 30, 2015
	U.S.	Int'l
amounts in thousands	Insurance	Insurance	GlobalRe	Corporate (1)	Total
Net earned premiums	$137,304	$63,186	$41,838	$—	$242,328
Net losses and LAE	(84,155)	(32,363)	(25,455)	—	(141,973)
Commission expenses	(12,275)	(11,298)	(8,039)	132	(31,480)
Other operating expenses	(31,374)	(17,366)	(4,049)	—	(52,789)
Other underwriting income (expense)	121	—	36	(132)	25
Underwriting profit (loss)	$9,621	$2,159	$4,331	$—	$16,111
Net investment income				16,595	16,595
Net realized gains (losses)				3,916	3,916
Interest expense				(3,856)	(3,856)
Other income (loss)				(4,387)	(4,387)

Income before income taxes	$9,621	$2,159	$4,331	$12,268	$28,379
Income tax (expense) benefit				(9,195)	(9,195)
Net income (loss)					$19,184

Losses and LAE ratio	61.3%	51.2%	60.8%		58.6%
Commission expense ratio	8.9%	17.9%	19.2%		13.0%
Other operating expense ratio (2)	22.8%	27.5%	9.6%		21.8%
Combined ratio	93.0%	96.6%	89.6%		93.4%

(1) - Includes Corporate segment intercompany eliminations.

(2) - Includes Other operating expenses and Other underwriting income (expense).

	Six Months Ended June 30, 2016
	U.S.	Int'l
amounts in thousands	Insurance	Insurance	GlobalRe	Corporate (1)	Total
Net earned premiums	$300,724	$155,841	$75,785	$—	$532,350
Net losses and LAE	(184,940)	(88,476)	(46,746)	—	(320,162)
Commission expenses	(31,749)	(32,176)	(15,237)	882	(78,280)
Other operating expenses	(65,331)	(44,814)	(9,738)	—	(119,883)
Other underwriting income (expense)	703	—	252	(882)	73
Underwriting profit (loss)	$19,407	$(9,625)	$4,316	$—	$14,098
Net investment income				39,469	39,469
Net realized gains (losses)				3,407	3,407
Interest expense				(7,716)	(7,716)
Other income (loss)				6,906	6,906

Income (loss) before income taxes	$19,407	$(9,625)	$4,316	$42,066	$56,164
Income tax (expense) benefit				(17,042)	(17,042)
Net income (loss)					$39,122

Losses and LAE ratio	61.5%	56.8%	61.7%		60.1%
Commission expense ratio	10.6%	20.6%	20.1%		14.7%
Other operating expense ratio (2)	21.4%	28.8%	12.5%		22.6%
Combined ratio	93.5%	106.2%	94.3%		97.4%

(1) - Includes Corporate segment intercompany eliminations.

(2) - Includes Other operating expenses and Other underwriting income (expense).

	Six Months Ended June 30, 2015
	U.S.	Int'l
amounts in thousands	Insurance	Insurance	GlobalRe	Corporate (1)	Total
Net earned premiums	$268,395	$128,711	$81,354	$—	$478,460
Net losses and LAE	(161,954)	(62,054)	(48,163)	—	(272,171)
Commission expenses	(26,620)	(22,711)	(15,337)	283	(64,385)
Other operating expenses	(65,062)	(34,375)	(8,261)	—	(107,698)
Other underwriting income (expense)	317	—	46	(283)	80
Underwriting profit (loss)	$15,076	$9,571	$9,639	$—	$34,286
Net investment income				32,848	32,848
Net realized gains (losses)				9,512	9,512
Interest expense				(7,711)	(7,711)
Other income (loss)				(2,200)	(2,200)

Income (loss) before income taxes	$15,076	$9,571	$9,639	$32,449	$66,735
Income tax (expense) benefit				(21,622)	(21,622)
Net income (loss)					$45,113

Losses and LAE ratio	60.3%	48.2%	59.2%		56.9%
Commission expense ratio	9.9%	17.6%	18.9%		13.5%
Other operating expense ratio (2)	24.2%	26.8%	10.1%		22.4%
Combined ratio	94.4%	92.6%	88.2%		92.8%

(1) - Includes Corporate segment intercompany eliminations.

(2) - Includes Other operating expenses and Other underwriting income (expense).

Revenue by operating segment for the three and six months ended June 30, 2016 and 2015 was as follows:

	Three Months Ended June 30, 2016				Three Months Ended June 30, 2015				% Change
amounts in thousands	Gross written premiums	Ceded written premiums	Net written premiums	Net earned premiums	Gross written premiums	Ceded written premiums	Net written premiums	Net earned premiums	Gross written premiums	Ceded written premiums	Net written premiums	Net earned premiums
U.S. Insurance
Marine	$46,187	$(18,540)	$27,647	$24,921	$41,803	$(15,026)	$26,777	$25,977	10.5%	23.4%	3.2%	(4.1%)
P&C	168,654	(36,768)	131,886	110,212	170,216	(49,305)	120,911	96,440	(0.9%)	(25.4%)	9.1%	14.3%
Professional Liability	29,083	(7,310)	21,773	17,251	27,968	(14,551)	13,417	14,887	4.0%	(49.8%)	62.3%	15.9%
Total	$243,924	$(62,618)	$181,306	$152,384	$239,987	$(78,882)	$161,105	$137,304	1.6%	(20.6%)	12.5%	11.0%

Int'l Insurance
Marine	$41,147	$(9,554)	$31,593	$36,096	$41,432	$(9,126)	$32,306	$40,132	(0.7%)	4.7%	(2.2%)	(10.1%)
P&C	63,002	(24,465)	38,537	23,815	41,615	(24,513)	17,102	10,199	51.4%	(0.2%)	125.3%	133.5%
Professional Liability	31,591	(7,891)	23,700	17,922	25,743	(7,982)	17,761	12,855	22.7%	(1.1%)	33.4%	39.4%
Total	$135,740	$(41,910)	$93,830	$77,833	$108,790	$(41,621)	$67,169	$63,186	24.8%	0.7%	39.7%	23.2%

GlobalRe	$32,901	$(1,502)	$31,399	$37,775	$30,694	$(724)	$29,970	$41,838	7.2%	107.5%	4.8%	(9.7%)

Total	$412,565	$(106,030)	$306,535	$267,992	$379,471	$(121,227)	$258,244	$242,328	8.7%	(12.5%)	18.7%	10.6%

	Six Months Ended June 30, 2016				Six Months Ended June 30, 2015				% Change
amounts in thousands	Gross written premiums	Ceded written premiums	Net written premiums	Net earned premiums	Gross written premiums	Ceded written premiums	Net written premiums	Net earned premiums	Gross written premiums	Ceded written premiums	Net written premiums	Net earned premiums
U.S. Insurance
Marine	$89,350	$(36,187)	$53,163	$48,171	$82,638	$(31,312)	$51,326	$49,901	8.1%	15.6%	3.6%	(3.5%)
P&C	309,932	(67,275)	242,657	219,371	304,362	(88,863)	215,499	187,175	1.8%	(24.3%)	12.6%	17.2%
Professional Liability	55,289	(13,653)	41,636	33,182	52,314	(27,437)	24,877	31,319	5.7%	(50.2%)	67.4%	5.9%
Total	$454,571	$(117,115)	$337,456	$300,724	$439,314	$(147,612)	$291,702	$268,395	3.5%	(20.7%)	15.7%	12.0%

Int'l Insurance
Marine	$113,095	$(20,643)	$92,452	$74,952	$108,842	$(19,948)	$88,894	$77,924	3.9%	3.5%	4.0%	(3.8%)
P&C	107,048	(41,694)	65,354	45,024	74,565	(40,642)	33,923	26,233	43.6%	2.6%	92.7%	71.6%
Professional Liability	59,740	(14,544)	45,196	35,865	47,810	(15,287)	32,523	24,554	25.0%	(4.9%)	39.0%	46.1%
Total	$279,883	$(76,881)	$203,002	$155,841	$231,217	$(75,877)	$155,340	$128,711	21.0%	1.3%	30.7%	21.1%

GlobalRe	$91,988	$(6,091)	$85,897	$75,785	$105,400	$(5,240)	$100,160	$81,354	(12.7%)	16.2%	(14.2%)	(6.8%)

Total	$826,442	$(200,087)	$626,355	$532,350	$775,931	$(228,729)	$547,202	$478,460	6.5%	(12.5%)	14.5%	11.3%

NOTE 3.  INVESTMENTS

The following tables set forth our Company’s investments as of June 30, 2016 and December 31, 2015 and include Other-than-temporary-impairment (“OTTI”) securities recognized within Accumulated other comprehensive income (“AOCI”):

	June 30, 2016
		Gross	Gross	Cost or
	Fair	Unrealized	Unrealized	Amortized
amounts in thousands	Value	Gains	(Losses)	Cost
Fixed maturities:
U.S. Treasury bonds, agency bonds and foreign government bonds	$353,579	$6,019	$(3,860)	$351,420
States, municipalities and political subdivisions	553,824	34,183	(602)	520,243
Mortgage-backed and asset-backed securities:
Agency mortgage-backed securities	504,731	11,203	(183)	493,711
Residential mortgage obligations	28,258	470	(130)	27,918
Asset-backed securities	262,903	1,339	(836)	262,400
Commercial mortgage-backed securities	172,579	6,581	(1,028)	167,026
Subtotal	$968,471	$19,593	$(2,177)	$951,055
Corporate bonds	756,439	22,172	(1,636)	735,903
Total fixed maturities	$2,632,313	$81,967	$(8,275)	$2,558,621
Equity securities	329,635	39,159	(2,222)	292,698
Short-term investments	144,843	—	(2)	144,845
Total investments	$3,106,791	$121,126	$(10,499)	$2,996,164

	December 31, 2015
		Gross	Gross	Cost or
	Fair	Unrealized	Unrealized	Amortized
amounts in thousands	Value	Gains	(Losses)	Cost
Fixed maturities:
U.S. Treasury bonds, agency bonds and foreign government bonds	$252,882	$2,273	$(9,214)	$259,823
States, municipalities and political subdivisions	576,859	21,233	(781)	556,407
Mortgage-backed and asset-backed securities:
Agency mortgage-backed securities	379,269	5,573	(2,082)	375,778
Residential mortgage obligations	30,465	694	(82)	29,853
Asset-backed securities	225,012	85	(1,624)	226,551
Commercial mortgage-backed securities	189,713	3,119	(1,864)	188,458
Subtotal	$824,459	$9,471	$(5,652)	$820,640
Corporate bonds	760,010	7,373	(10,738)	763,375
Total fixed maturities	$2,414,210	$40,350	$(26,385)	$2,400,245
Equity securities	305,271	26,341	(3,013)	281,943
Short-term investments	217,745	2	—	217,743
Total investments	$2,937,226	$66,693	$(29,398)	$2,899,931

As of June 30, 2016 and December 31, 2015, our Company did not have a concentration of greater than 5% of invested assets in a single non-government backed issuer.

As of June 30, 2016 and December 31, 2015, Fixed maturities for which non-credit OTTI was previously recognized and included in AOCI are now in an unrealized gains position of $0.4 million and $0.5 million, respectively.

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

The contractual maturity dates for Fixed maturities categorized by the number of years until maturity as of June 30, 2016 are shown in the following table:

	June 30, 2016
	Fair	Amortized
amounts in thousands	Value	Cost
Due in one year or less	$98,463	$100,526
Due after one year through five years	842,667	827,241
Due after five years through ten years	289,220	273,903
Due after ten years	433,492	405,896
Mortgage-backed and asset-backed securities	968,471	951,055
Total	$2,632,313	$2,558,621

Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Prepayment assumptions associated with the mortgage-backed and asset-backed securities are reviewed on a periodic basis. When changes in prepayment assumptions are deemed necessary as the result of actual prepayments differing from anticipated prepayments, securities are revalued based upon the new prepayment assumptions utilizing the retrospective accounting method. Due to the periodic repayment of principal, the mortgage-backed and asset-backed securities are estimated to have an effective maturity of approximately 4.2 years.

The following tables summarize all securities in a gross unrealized loss position as of June 30, 2016 and December 31, 2015, showing the aggregate fair value and gross unrealized loss by the length of time those securities have continuously been in a gross unrealized loss position:

	June 30, 2016
	Less than 12 months		Greater than 12 months		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
amounts in thousands	Value	(Losses)	Value	(Losses)	Value	(Losses)
Fixed maturities:
U.S. Treasury bonds, agency bonds and foreign government bonds	$21,279	$(385)	$23,935	$(3,475)	$45,214	$(3,860)
States, municipalities and political subdivisions	22,959	(325)	9,905	(277)	32,864	(602)
Mortgage-backed and asset-backed securities:
Agency mortgage-backed securities	33,608	(55)	15,636	(128)	49,244	(183)
Residential mortgage obligations	1,407	(29)	1,737	(101)	3,144	(130)
Asset-backed securities	61,183	(169)	79,694	(667)	140,877	(836)
Commercial mortgage-backed securities	6,584	(19)	13,722	(1,009)	20,306	(1,028)
Subtotal	$102,782	$(272)	$110,789	$(1,905)	$213,571	$(2,177)
Corporate bonds	57,624	(554)	29,675	(1,082)	87,299	(1,636)
Total fixed maturities	$204,644	$(1,536)	$174,304	$(6,739)	$378,948	$(8,275)
Equity securities	19,170	(1,892)	3,850	(330)	23,020	(2,222)
Total fixed maturities and equity securities	$223,814	$(3,428)	$178,154	$(7,069)	$401,968	$(10,497)

	December 31, 2015
	Less than 12 months		Greater than 12 months		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
amounts in thousands	Value	(Losses)	Value	(Losses)	Value	(Losses)
Fixed maturities:
U.S. Treasury bonds, agency bonds and foreign government bonds	$142,233	$(3,032)	$22,230	$(6,182)	$164,463	$(9,214)
States, municipalities and political subdivisions	50,577	(549)	4,808	(232)	55,385	(781)
Mortgage-backed and asset-backed securities:
Agency mortgage-backed securities	164,817	(1,315)	29,862	(767)	194,679	(2,082)
Residential mortgage obligations	3,910	(5)	1,684	(77)	5,594	(82)
Asset-backed securities	112,479	(663)	81,477	(961)	193,956	(1,624)
Commercial mortgage-backed securities	83,024	(1,826)	3,065	(38)	86,089	(1,864)
Subtotal	$364,230	$(3,809)	$116,088	$(1,843)	$480,318	$(5,652)
Corporate bonds	395,399	(10,114)	13,849	(624)	409,248	(10,738)
Total fixed maturities	$952,439	$(17,504)	$156,975	$(8,881)	$1,109,414	$(26,385)
Equity securities	58,531	(3,013)	—	—	58,531	(3,013)
Total fixed maturities and equity securities	$1,010,970	$(20,517)	$156,975	$(8,881)	$1,167,945	$(29,398)

As of June 30, 2016, there were 140 Fixed maturities and 30 Equity securities in an unrealized loss position. As of December 31, 2015, there were 368 Fixed maturities and 57 Equity securities in an unrealized loss position. As of  June 30, 2016 and December 31, 2015, the gross unrealized loss for the greater than 12 months category consists primarily of agency and foreign government bonds principally due to an unfavorable foreign exchange movement. The gross unrealized loss for the less than 12 months category for the period ending  December 31, 2015 consists primarily of corporate bonds in the energy sector which have been impacted by the recent decline in oil prices.

As of June 30, 2016 and December 31, 2015, the largest unrealized loss by a non-government backed issuer in the investment portfolio was $1.0 million and $2.6 million, respectively.

Our Company analyzes impaired securities quarterly to determine if any are other-than-temporary.  The above securities with unrealized losses have been determined to be temporarily impaired based on our evaluation.

Our Company reviews the magnitude of a security’s unrealized loss compared to its cost/amortized cost and the length of time that the security has been impaired to determine if an unrealized loss is other-than-temporary.  If warranted as a result of conditions relating to a particular security, our Company will also review securities with declines in fair value resulting from a headline news event involving the issuer, a headline news event involving the asset class, the advice of our external asset managers, or economic events that may impact the issuer to determine if an unrealized loss is other-than-temporary.  The depth of analysis performed is dependent upon the nature and magnitude of the indicators of other-than-temporary impairment present in regards to each impaired security.

For equity securities, our Company performs a fundamental analysis of the issuer, including an evaluation of the mean analysts target price, to assess the likelihood of recovery of our cost basis in the security. Management also assesses the likelihood of future cash flows, dividends and increases to dividends, all of which affect the securities eligibility for our equity strategy and therefore our intent to hold the security.  If an equity security is deemed to be other-than-temporarily-impaired, the cost is written down to fair value with the cost recognized in earnings.

For fixed maturities, our Company assesses the underlying fundamentals of each issuer to determine if there is a change in the amount or timing of expected cash flows.  Management compares the amortized cost basis to the present value of the revised cash flows using the historical book yield to determine the credit loss portion of impairment which is recognized in earnings.  All non-credit losses where we have the intent and ability to hold the security until recovery are recognized as changes in OTTI losses within AOCI.

Specifically for structured fixed maturities, our Company analyzes projections provided by our investment managers with respect to an expected principal loss under a range of scenarios and utilizes the most likely outcomes.  The analysis relies on actual collateral performance measures such as default rate, prepayment rate and loss severity.  These assumptions are applied throughout the remaining term of the deal, incorporating the transaction structure and priority of payments, to generate loss adjusted cash flows.  Results of the analysis will indicate whether the security is expected ultimately to incur a loss or whether there is a material impact on yield due to either a projected loss or a change in cash flow timing.  A break-even default rate is also calculated.  A comparison of the break-even default rate to the actual default rate provides an indication of the level of cushion or coverage to the first dollar principal loss.  For securities in which a tranche loss is present and the net present value of loss adjusted cash flows is less than book value, credit impairment is recognized in earnings. The output data also includes a number of additional metrics such as average life remaining, original and current credit support, over 60 day delinquency and security rating.

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

As of June 30, 2016, our Company does not intend to sell, and it is more-likely-than-not that it will not be required to sell any of its securities with unrealized losses before they recover in value.

Our Company had one credit related OTTI loss of $0.2 million in the Fixed maturities portfolio during the three and six months ended June 30, 2016.  Our Company had one credit related loss of $0.4 million in the equity portfolio during the three and six months ended June 30, 2015.

The following table summarizes the cumulative amounts related to our Company’s credit loss portion of the OTTI losses on Fixed maturities for the three and six months ended June 30, 2016 and 2015:

	Three Months Ended June 30,		Six Months Ended June 30,
amounts in thousands	2016	2015	2016	2015
Beginning balance	$2,361	$2,361	$2,361	$2,361
Additions for credit loss impairments recognized in the current period on securities not previously impaired	150	—	150	—
Additions for credit loss impairments recognized in the current period on securities previously impaired	—	—	—	—
Reductions for credit loss impairments previously recognized on securities sold during the period	—	—	—
Ending balance	$2,511	$2,361	$2,511	$2,361

Our Company’s Net investment income was derived from the following sources:

	Three Months Ended June 30,		Six Months Ended June 30,
amounts in thousands	2016	2015	2016	2015
Fixed maturities	$16,920	$15,259	$33,657	$30,308
Equity securities	3,431	1,873	6,878	3,840
Short-term investments	288	146	498	330
Total investment income	$20,639	$17,278	$41,033	$34,478
Investment expenses	(764)	(683)	(1,564)	(1,630)
Net investment income	$19,875	$16,595	$39,469	$32,848

Realized gains and losses, excluding net OTTI losses recognized in earnings, for the periods indicated, were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
amounts in thousands	2016	2015	2016	2015
Fixed maturities:
Gains	$1,296	$1,231	$3,844	$2,405
Losses	(738)	(1,518)	(1,865)	(2,090)
Fixed maturities, net	$558	$(287)	$1,979	$315
Short-term:
Gains	$407	$112	$675	$26
Losses	(60)	(11)	(143)	(79)
Short-term, net	$347	$101	$532	$(53)
Equity securities:
Gains	$1,071	$4,753	$1,680	$11,078
Losses	(16)	(228)	(634)	(1,405)
Equity securities, net	$1,055	$4,525	$1,046	$9,673
Net realized gains (losses)	$1,960	$4,339	$3,557	$9,935

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

The following tables present, for each of the fair value hierarchy levels as defined by the accounting guidance for fair value measurements and described above, our Company’s Fixed maturities and Equity securities by asset class that are measured at fair value on a recurring basis, as well as the fair value of the 5.75% Senior notes due October 15, 2023 (the “Senior notes”) carried at amortized cost as of June 30, 2016 and December 31, 2015:

	June 30, 2016
amounts in thousands	Level 1	Level 2	Level 3	Total
Fixed maturities:
U.S. Treasury bonds, agency bonds and foreign government bonds	$136,923	$216,656	$—	$353,579
States, municipalities and political subdivisions	—	553,824	—	553,824
Mortgage-backed and asset-backed securities:
Agency mortgage-backed securities	—	504,731	—	504,731
Residential mortgage obligations	—	28,258	—	28,258
Asset-backed securities	—	262,903	—	262,903
Commercial mortgage-backed securities	—	172,579	—	172,579
Subtotal	$—	$968,471	$—	$968,471
Corporate bonds	—	756,439	—	756,439
Total fixed maturities	$136,923	$2,495,390	$—	$2,632,313
Equity securities	154,551	175,084	—	329,635
Short-term investments	144,843	—	—	144,843
Total assets measured at fair value	$436,317	$2,670,474	$—	$3,106,791
Senior notes	$—	$288,738	$—	$288,738
Total liabilities measured at fair value	$—	$288,738	$—	$288,738

	December 31, 2015
amounts in thousands	Level 1	Level 2	Level 3	Total
Fixed maturities:
U.S. Treasury bonds, agency bonds and foreign government bonds	$67,394	$185,488	$—	$252,882
States, municipalities and political subdivisions	—	576,859	—	576,859
Mortgage-backed and asset-backed securities:
Agency mortgage-backed securities	—	379,269	—	379,269
Residential mortgage obligations	—	30,465	—	30,465
Asset-backed securities	—	225,012	—	225,012
Commercial mortgage-backed securities	—	189,713	—	189,713
Subtotal	$—	$824,459	$—	$824,459
Corporate bonds	—	760,010	—	760,010
Total fixed maturities	$67,394	$2,346,816	$—	$2,414,210
Equity securities	126,455	178,816	—	305,271
Short-term investments	217,745	—	—	217,745
Total assets measured at fair value	$411,594	$2,525,632	$—	$2,937,226
Senior notes	$—	$282,486	$—	$282,486
Total liabilities measured at fair value	$—	$282,486	$—	$282,486

All other financial assets and liabilities including Cash, Premium receivable, Reinsurance recoverable and Reinsurance balances payable are carried at cost, which approximates fair value.

Our Company did not have any significant transfers between Level 1 and Level 2 classifications for the three and six months ended June 30, 2016 and 2015.

As of June 30, 2016, our Company did not have any Level 3 assets.

NOTE 5. CEDED REINSURANCE

As of June 30, 2016, the credit quality distribution of our Company’s Reinsurance recoverable of $1.1 billion for ceded paid losses, ceded unpaid losses and LAE, and ceded unearned premiums based on insurer financial strength ratings from A.M. Best or S&P was not significantly different from the credit quality distribution as of December 31, 2015.

Our allowance for uncollectible reinsurance was $6.9 million as of June 30, 2016 and December 31, 2015.

As of June 30, 2016, our 10 largest reinsurers measured by the amount of Reinsurance recoverable for ceded losses and LAE and ceded unearned premium, together with the reinsurance recoverable and collateral, were not significantly different from December 31, 2015.

NOTE 6.  COMMITMENTS AND CONTINGENCIES

In 2013, the State of Connecticut (“the State”) awarded our Company up to $11.5 million ($8.0 million in loans and $3.5 million in grants) to move our corporate headquarters to Stamford, Connecticut.  The loan is non-interest bearing, has a term of 10 years and is subject to forgiveness based on our compliance with certain conditions set forth in the agreement with the State.  The amount of the loan to be received is dependent on our Company reaching certain milestones for creation of new jobs over a five-year period, and the funds are to be used to offset certain equipment purchases, facility costs, training of employees and other eligible project-related costs.  Our Company completed the move to Stamford in September 2013 and received $7.5 million of the award, which is comprised of $6.0 million of the loan and $1.5 million of the grant for reaching the first job milestone.  Under the terms of the agreement with the State, our Company was required to maintain an average of 100 full-time employees in Connecticut over a 12-month period in order for the State to forgive the initial $6.0 million of the loan.  In addition, as soon as our Company achieved a total of 150 full-time employees in Connecticut, we became eligible to receive an additional $1.0 million of the loan and $0.5 million of the grant.  On October 20, 2015, our Company received a letter from the State determining that we had achieved both of these milestones.  As a result, our Company earned a loan forgiveness credit of $6.0 million with the State and received the  additional $1.0 million of the loan and $0.5 million of the grant.  Earning of the remaining portions of the grant and forgiveness of any outstanding amounts of the loan is subject to certain conditions, including maintaining a certain number of required jobs for an extended period of time.  The length of time commitment for forgiveness of the additional $1.0 million of the October 20, 2015 loan has not yet been met. However, our Company expects to meet all the conditions for the State to forgive the loan. Accordingly, our Company is recognizing the amount of loan and grants received over the period in which offsetting expenses are recognized. Our Company recognized $0.4 million and $0.8 million of the incentive for the three and six months ended June 30, 2016. As of June 30, 2016 and December 31, 2015, our Company has deferred revenue of $5.5 million and $6.3 million, respectively, which is included in Other liabilities on the Consolidated Balance Sheets.

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

NOTE 7.  STOCK-BASED COMPENSATION

Stock-based compensation granted under our Company’s stock plans is expensed in tranches over the vesting period. Options and non-performance based grants generally vest equally over a three or four-year period and the options have a maximum term of ten years.  For the six months ended June 30, 2016, we granted 213,473 stock incentive units at a grant price between $80.98 and $91.48.  Each performance unit and restricted stock unit represents a contingent right to receive one share of common stock as of the vesting date.  Such common stock may be subject to forfeiture for the payment of any required tax withholding.

NOTE 8. STOCKHOLDERS’ EQUITY

On May 26, 2016, our Board of Directors declared its intention to pay a regular quarterly cash dividend on The Navigators Group, Inc. Common Stock of $0.09 per share, payable on July 15, 2016 to Stockholders of record on June 20, 2016.  This initial dividend was recorded in the Consolidated Balance Sheets as of June 30, 2016 and subsequently paid on July 15, 2016.  However, the declaration and amount of any future dividend will be at the discretion of the Board of Directors, and will depend upon many factors, including financial condition, results of operations, business requirements, regulatory and legal constraints and other factors the Board of Directors deems relevant.

NOTE 9. SUBSEQUENT EVENTS

On August 4, 2016, our Board of Directors declared a cash dividend on The Navigators Group, Inc. Common Stock of $0.09  per share, payable on September 30, 2016 to Stockholders of record on August 19, 2016.

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

The following is a list of GAAP and non-GAAP measures found throughout this report with their definitions, relationships to GAAP measures and explanations of their importance to our operations:

Underwriting Profit (Loss)

Underwriting profit (loss) represents one measure of the pretax profitability of our insurance operations and is derived by subtracting Net losses and LAE incurred, Commission expenses and Other operating expenses from Net earned premiums.  This information is available in total and by segment in Note 2 – Segment Information in the Interim Consolidated Financial Statements as of June 30, 2016.  The nearest comparable GAAP measure is Income before income taxes which, in addition to Net underwriting profit (loss), includes Net investment income, OTTI, Net realized gains (losses) on investments, Interest expense and Other income (loss).

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

In May 2016, our Company received authorization from the Prudential Regulation Authority and the Financial Conduct Authority for a new U.K. based insurance company, Navigators International Insurance Company Ltd (“NIIC”), which is a wholly-owned direct subsidiary of our Parent Company. We are evaluating operational plans and determining when we will start writing business for NIIC, particularly in light of the announcement that the result of the U.K. referendum held on June 23, 2016 was that a majority voted in favor of the U.K. leaving the European Union (the “E.U.”), commonly referred to as “Brexit”.  See Item 1A. Risk Factors for additional discussion on Brexit.

Financial Highlights – Selected Indicators

	Three Months Ended		Six Months Ended
amounts in thousands, except per share amounts	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Results of operations data:
Net earned premiums	$267,992	$242,328	$532,350	$478,460
Net investment income	19,875	16,595	39,469	32,848
Underwriting profit (loss)	1,050	16,111	14,098	34,286
Net income	16,190	19,184	39,122	45,113
Net income per diluted share	$1.08	$1.30	$2.62	$3.06

amounts in thousands, except per share amounts	As of June 30, 2016	As of December 31, 2015
Balance sheet data:
Total assets	$4,896,621	$4,584,012
Total shareholders' equity	1,181,558	1,096,148
Book value per share	$81.24	$75.96

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

Results of Operations

The following table presents a summary of our consolidated financial results for the three and six months ended June 30, 2016 and 2015:

	Three Months Ended June 30,		Six Months Ended June 30,		% Change
amounts in thousands	2016	2015	2016	2015	QTD	YTD
Gross written premiums	$412,565	$379,471	$826,442	$775,931	8.7%	6.5%
Ceded written premiums	(106,030)	(121,227)	(200,087)	(228,729)	(12.5%)	(12.5%)
Net written premiums	306,535	258,244	626,355	547,202	18.7%	14.5%
Net earned premiums	267,992	242,328	532,350	478,460	10.6%	11.3%
Net losses and LAE	(167,206)	(141,973)	(320,162)	(272,171)	17.8%	17.6%
Commission expenses	(40,726)	(31,480)	(78,280)	(64,385)	29.4%	21.6%
Other operating expenses	(59,074)	(52,789)	(119,883)	(107,698)	11.9%	11.3%
Other underwriting income (expense)	64	25	73	80	NM	(8.8%)
Underwriting profit (loss)	$1,050	$16,111	$14,098	$34,286	(93.5%)	(58.9%)
Net investment income	19,875	16,595	39,469	32,848	19.8%	20.2%
Net realized gains (losses)	1,810	3,916	3,407	9,512	(53.8%)	(64.2%)
Interest expense	(3,858)	(3,856)	(7,716)	(7,711)	0.1%	0.1%
Other income (loss)	4,366	(4,387)	6,906	(2,200)	NM	NM
Income (loss) before income taxes	$23,243	$28,379	$56,164	$66,735	(18.1%)	(15.8%)
Income tax (expense) benefit	(7,053)	(9,195)	(17,042)	(21,622)	(23.3%)	(21.2%)
Net income (loss)	$16,190	$19,184	$39,122	$45,113	(15.6%)	(13.3%)

Net income per diluted share	$1.08	$1.30	$2.62	$3.06
Effective tax rate	30.3%	32.4%	30.3%	32.4%

Losses and LAE ratio	62.4%	58.6%	60.1%	56.9%
Commission expense ratio	15.2%	13.0%	14.7%	13.5%
Other operating expense ratio (1)	22.0%	21.8%	22.6%	22.4%
Combined ratio	99.6%	93.4%	97.4%	92.8%

NM - Percentage change not meaningful

(1)  Includes Other operating expenses and Other underwriting income (expense).

The following table calculates our Net operating earnings for the three and six months ended June 30, 2016 and 2015:

	Three Months Ended June 30,		Six Months Ended June 30,		% Change
amounts in thousands	2016	2015	2016	2015	QTD	YTD
Net income	$16,190	$19,184	$39,122	$45,113	(15.6%)	(13.3%)
After-tax realized losses (gains)	(1,176)	(2,398)	(2,214)	(6,035)	(50.9%)	(63.3%)
After-tax FX losses (gains)	(2,838)	2,915	(4,490)	1,497	NM	NM
Net operating earnings	$12,176	$19,701	$32,418	$40,575	(38.2%)	(20.1%)

Net operating earnings per common share:
Basic	$0.84	$1.37	$2.23	$2.82
Diluted	$0.81	$1.34	$2.17	$2.76

NM - Percentage change not meaningful

Underwriting Profit (Loss)

Underwriting profit was $1.1 million for the three months ended June 30, 2016, comprised of $10.8 million and $0.3 million underwriting profit from our U.S. Insurance and GlobalRe reporting segments respectively, partially offset by an underwriting loss of

$10.1 million from our Int’l Insurance reporting segment. For the three months ended June 30, 2015, we reported an underwriting profit of $16.1 million comprised of $9.6 million, $4.3 million and $2.2 million from our U.S. Insurance, GlobalRe and Int’l Insurance reporting segments, respectively.

Underwriting profit was $14.1 million for the six months ended June 30, 2016, comprised of $19.4 million and $4.3 million underwriting profit from our U.S. Insurance and GlobalRe reporting segments respectively, partially offset by an underwriting loss of $9.6 million from our Int’l Insurance reporting segment.  Underwriting profit was $34.3 million for the six months ended June 30, 2015 comprised of $15.1 million, $9.6 million, and $9.6 million for our U.S. Insurance, Int’l Insurance and GlobalRe reporting segments, respectively.

For additional information on the drivers of Underwriting profit see the U.S. Insurance, Int’l Insurance and GlobalRe reporting segment results sections included herein.

A major component of our Underwriting profit (loss) is due to Net losses and LAE.  The following tables present the impact of changes in reserves and reinsurance reinstatement premiums (“RRPs”) on our Net losses and LAE ratio for the three and six months ended June 30, 2016 and 2015 (note: accident year is abbreviated “AY”):

	Three Months Ended June 30,		Point
	2016	2015	Change
Net losses and LAE ratio, reported	62.4%	58.6%	3.8
RRPs	-0.7%	0.4%	-1.1
Additional net current AY reserve release/(development)	-7.7%	-2.1%	-5.6
Net prior AY reserve release/(strengthening)	3.2%	3.0%	0.2
Net losses and LAE ratio, adjusted	57.2%	59.9%	-2.7

	Six Months Ended June 30,		Point
	2016	2015	Change
Net losses and LAE ratio, reported	60.1%	56.9%	3.2
RRPs	-0.3%	0.1%	-0.4
Additional net current AY reserve release/(development)	-4.4%	-1.6%	-2.8
Net prior AY reserve release/(strengthening)	2.0%	4.2%	-2.2
Net losses and LAE ratio, adjusted	57.4%	59.6%	-2.2

For the three months ended June 30, 2016, we recorded $20.9 million of additional net current AY reserve development, mostly due to $16.4 million of catastrophic events (“CAT”), including $12.5 million related to the Alberta Wildfires, $2.9 million due to the Ecuador Earthquake, and $1.1 million due to the Taiwan Earthquake, as well as, $4.5 million of non-CAT additional net current AY reserve development from our Int’l Insurance and U.S. Insurance reporting segments.  In addition, the quarter was unfavorably impacted by $3.1 million of RRPs, mostly related to the CATs noted above. This was partially offset by $8.8 million of net prior AY reserve releases including $4.0 million, $3.4 million and $1.4 million from our U.S. Insurance, Int’l Insurance and GlobalRe reporting segments, respectively.

For the three months ended June 30, 2015, we recorded $7.3 million of net prior AY reserve releases comprised of $7.8 million from our U.S. Insurance reporting segment, slightly offset by a net prior AY reserve strengthening of $0.6 million from Int’l Insurance. The favorable net prior AY reserve releases were partially offset by additional net current AY reserve development of $5.0 million within U.S. Insurance.

For the six months ended June 30, 2016, we recorded $23.3 million of additional net current AY reserve development, of which $18.3 million was due to CATs, including the events noted above, as well as an additional $1.8 million from the Taiwan Earthquake, incurred in the first quarter.  In addition, we recorded $5.0 million non-CAT additional net current AY reserve development from our Int’l Insurance and U.S. Insurance reporting segments as well as $2.3 million of RRPs. This was partially offset by $10.6 million of net prior AY reserve releases including $6.7 million, $2.5 million and $1.4 million from our U.S. Insurance, Int’l Insurance and GlobalRe reporting segments, respectively.

For the six months ended June 30, 2015, we recorded $19.9 million of net prior AY reserve releases comprised of $14.2 million and $5.6 million our U.S. Insurance and Int’l Insurance reporting segments, respectively.  The favorable net prior AY reserve releases were partially offset by $7.5 million of additional net current AY reserve development related to large loss activity in our U.S. Insurance and GlobalRe reporting segments.

Net Investment Income

Our Net investment income was derived from the following sources:

	Three Months Ended June 30,		Six Months Ended June 30,
amounts in thousands	2016	2015	2016	2015
Fixed maturities	$16,920	$15,259	$33,657	$30,308
Equity securities	3,431	1,873	6,878	3,840
Short-term investments	288	146	498	330
Total investment income	$20,639	$17,278	$41,033	$34,478
Investment expenses	(764)	(683)	(1,564)	(1,630)
Net investment income	$19,875	$16,595	$39,469	$32,848

The increase in Total investment income for the three and six months ended June 30, 2016 as compared to the same period in the prior year was primarily due to growth of invested assets, coupled with an increase in the overall portfolio yield, mostly due to the increased allocation to preferred stocks. The annualized pre-tax yield, excluding Net realized gains and losses and OTTI losses recognized in earnings, for the three months ended June 30, 2016 and 2015, was 2.6% and 2.4%, respectively.  The annualized pre-tax yield, excluding Net realized gains and losses and OTTI losses recognized in earnings, for the six months ended June 30, 2016 and 2015, was 2.6% and 2.4%, respectively.

As part of our overall investment strategy, we seek to build a tax efficient investment portfolio.  The tax exempt portfolio was 17.6% of the fixed maturities portfolio as of June 30, 2016.  Additionally, substantially all of our equity portfolio is invested in tax efficient securities which qualify for the dividends received deduction.  The tax equivalent yield for the three months ended June 30, 2016 and 2015, was 2.8% and 2.6%, respectively. The tax equivalent yield for the six months ended June 30, 2016 and 2015 was 2.8% and 2.5%, respectively.

OTTI Losses Recognized in Earnings

Our Company  had one credit related OTTI loss of $0.2 million in the Fixed maturities portfolio during the three and six months ended June 30, 2016. Our Company had one credit related loss of $0.4 million in the equity portfolio during the three and six months ended June 30, 2015.

Net Realized Gains and Losses

Net realized gains and losses, excluding OTTI losses recognized in earnings, for the periods indicated were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
amounts in thousands	2016	2015	2016	2015
Fixed maturities:
Gains	$1,296	$1,231	$3,844	$2,405
Losses	(738)	(1,518)	(1,865)	(2,090)
Fixed maturities, net	$558	$(287)	$1,979	$315
Short-term:
Gains	$407	$112	$675	$26
Losses	(60)	(11)	(143)	(79)
Short-term, net	$347	$101	$532	$(53)
Equity securities:
Gains	$1,071	$4,753	$1,680	$11,078
Losses	(16)	(228)	(634)	(1,405)
Equity securities, net	$1,055	$4,525	$1,046	$9,673
Net realized gains (losses)	$1,960	$4,339	$3,557	$9,935

Net realized gains and losses are generated as part of the normal ongoing management of our investment portfolio. Net realized gains of $2.0 million for the three months ended June 30, 2016 are primarily due to the sale of equity securities and corporate bonds, partially offset by realized losses in the Fixed maturities portfolio primarily driven by foreign currency losses on our Canadian portfolio. Net realized gains of $3.6 million for the six months ended June 30, 2016, are primarily due to the sale of corporate and municipal bonds, offset by realized losses in the Fixed maturities portfolio primarily driven by foreign currency losses in our Canadian portfolio. Net realized gains of $4.3 million and $9.9 million for the three and six months ended June 30, 2015 are primarily due to the sale of Equity securities.

Interest Expense

Interest expense was $3.9 million and $7.7 million for three and six months ended June 30, 2016, respectively, relating to our $265.0 million principal amount of the Senior notes.  The effective interest rate related to the Senior notes, based on the proceeds net of discount and all issuance costs, is approximately 5.86%.

Other Income (Loss)

Other income (loss) for the three and six months ended June 30, 2016 was a $4.4 million gain and a $6.9 million gain, respectively, and primarily consists of realized and unrealized foreign exchange gains and losses.  The current quarter foreign exchange gains are mostly driven by the strengthening of the USD against the British pound (“GBP”).

Income Taxes

We recorded an Effective tax rate of 30.3% for the three and six months ended June 30, 2016, compared to 32.4% for the same periods in 2015.  The decrease of 2.1 points is driven by the benefit of the dividends received deduction from our increased investment portfolio allocation to preferred stocks.  The income tax provision has been computed based on our estimated annual effective tax rate.  Our Effective tax rate for the quarter differs from the federal tax rate of 35% principally due to tax-exempt investment income and dividends received deduction.

Segment Results

The following tables summarize our consolidated financial results by reporting segment for the three and six months ended June 30, 2016 and 2015:

	Three Months Ended June 30, 2016
	U.S.	Int'l
amounts in thousands	Insurance	Insurance	GlobalRe	Corporate (1)	Total
Net earned premiums	$152,384	$77,833	$37,775	$—	$267,992
Net losses and LAE	(93,428)	(48,066)	(25,712)	—	(167,206)
Commission expenses	(16,894)	(16,821)	(7,492)	481	(40,726)
Other operating expenses	(31,570)	(23,043)	(4,461)	—	(59,074)
Other underwriting income (expense)	342	—	203	(481)	64
Underwriting profit (loss)	$10,834	$(10,097)	$313	$—	$1,050
Net investment income				19,875	19,875
Net realized gains (losses)				1,810	1,810
Interest expense				(3,858)	(3,858)
Other income (loss)				4,366	4,366

Income before income taxes	$10,834	$(10,097)	$313	$22,193	$23,243
Income tax (expense) benefit				(7,053)	(7,053)
Net income (loss)					$16,190

Losses and LAE ratio	61.3%	61.8%	68.1%		62.4%
Commission expense ratio	11.1%	21.6%	19.8%		15.2%
Other operating expense ratio (2)	20.5%	29.6%	11.3%		22.0%
Combined ratio	92.9%	113.0%	99.2%		99.6%

(1) - Includes Corporate segment intercompany eliminations.

(2) - Includes Other operating expenses and Other underwriting income (expense).

	Three Months Ended June 30, 2015
	U.S.	Int'l
amounts in thousands	Insurance	Insurance	GlobalRe	Corporate (1)	Total
Net earned premiums	$137,304	$63,186	$41,838	$—	$242,328
Net losses and LAE	(84,155)	(32,363)	(25,455)	—	(141,973)
Commission expenses	(12,275)	(11,298)	(8,039)	132	(31,480)
Other operating expenses	(31,374)	(17,366)	(4,049)	—	(52,789)
Other underwriting income (expense)	121	—	36	(132)	25
Underwriting profit (loss)	$9,621	$2,159	$4,331	$—	$16,111
Net investment income				16,595	16,595
Net realized gains (losses)				3,916	3,916
Interest expense				(3,856)	(3,856)
Other income (loss)				(4,387)	(4,387)

Income before income taxes	$9,621	$2,159	$4,331	$12,268	$28,379
Income tax (expense) benefit				(9,195)	(9,195)
Net income (loss)					$19,184

Losses and LAE ratio	61.3%	51.2%	60.8%		58.6%
Commission expense ratio	8.9%	17.9%	19.2%		13.0%
Other operating expense ratio (2)	22.8%	27.5%	9.6%		21.8%
Combined ratio	93.0%	96.6%	89.6%		93.4%

(1) - Includes Corporate segment intercompany eliminations.

(2) - Includes Other operating expenses and Other underwriting income (expense).

	Six Months Ended June 30, 2016
	U.S.	Int'l
amounts in thousands	Insurance	Insurance	GlobalRe	Corporate (1)	Total
Net earned premiums	$300,724	$155,841	$75,785	$—	$532,350
Net losses and LAE	(184,940)	(88,476)	(46,746)	—	(320,162)
Commission expenses	(31,749)	(32,176)	(15,237)	882	(78,280)
Other operating expenses	(65,331)	(44,814)	(9,738)	—	(119,883)
Other underwriting income (expense)	703	—	252	(882)	73
Underwriting profit (loss)	$19,407	$(9,625)	$4,316	$—	$14,098
Net investment income				39,469	39,469
Net realized gains (losses)				3,407	3,407
Interest expense				(7,716)	(7,716)
Other income (loss)				6,906	6,906

Income (loss) before income taxes	$19,407	$(9,625)	$4,316	$42,066	$56,164
Income tax (expense) benefit				(17,042)	(17,042)
Net income (loss)					$39,122

Losses and LAE ratio	61.5%	56.8%	61.7%		60.1%
Commission expense ratio	10.6%	20.6%	20.1%		14.7%
Other operating expense ratio (2)	21.4%	28.8%	12.5%		22.6%
Combined ratio	93.5%	106.2%	94.3%		97.4%

(1) - Includes Corporate segment intercompany eliminations.

(2) - Includes Other operating expenses and Other underwriting income (expense).

	Six Months Ended June 30, 2015
	U.S.	Int'l
amounts in thousands	Insurance	Insurance	GlobalRe	Corporate (1)	Total
Net earned premiums	$268,395	$128,711	$81,354	$—	$478,460
Net losses and LAE	(161,954)	(62,054)	(48,163)	—	(272,171)
Commission expenses	(26,620)	(22,711)	(15,337)	283	(64,385)
Other operating expenses	(65,062)	(34,375)	(8,261)	—	(107,698)
Other underwriting income (expense)	317	—	46	(283)	80
Underwriting profit (loss)	$15,076	$9,571	$9,639	$—	$34,286
Net investment income				32,848	32,848
Net realized gains (losses)				9,512	9,512
Interest expense				(7,711)	(7,711)
Other income (loss)				(2,200)	(2,200)

Income (loss) before income taxes	$15,076	$9,571	$9,639	$32,449	$66,735
Income tax (expense) benefit				(21,622)	(21,622)
Net income (loss)					$45,113

Losses and LAE ratio	60.3%	48.2%	59.2%		56.9%
Commission expense ratio	9.9%	17.6%	18.9%		13.5%
Other operating expense ratio (2)	24.2%	26.8%	10.1%		22.4%
Combined ratio	94.4%	92.6%	88.2%		92.8%

(1) - Includes Corporate segment intercompany eliminations.

(2) - Includes Other operating expenses and Other underwriting income (expense).

U.S. Insurance

The following tables summarize our Underwriting profit (loss) by operating segment for our U.S. Insurance reporting segment for the three and six months ended June 30, 2016 and 2015:

	U.S. Insurance
	Three Months Ended June 30, 2016
amounts in thousands	Marine	P&C	Professional Liability	Total	% Change Total
Gross written premiums	$46,187	$168,654	$29,083	$243,924	1.6%
Ceded written premiums	(18,540)	(36,768)	(7,310)	(62,618)	(20.6%)
Net written premiums	27,647	131,886	21,773	181,306	12.5%

Net earned premiums	$24,921	$110,212	$17,251	$152,384	11.0%
Net losses and LAE	(10,699)	(72,172)	(10,557)	(93,428)	11.0%
Commission expenses	(2,176)	(12,821)	(1,897)	(16,894)	37.6%
Other operating expenses	(6,817)	(20,049)	(4,704)	(31,570)	0.6%
Other underwriting income (expense)	152	178	12	342	NM

Underwriting profit (loss)	$5,381	$5,348	$105	$10,834	12.6%

Losses and LAE ratio	42.9%	65.5%	61.2%	61.3%
Commission expense ratio	8.7%	11.6%	11.0%	11.1%
Other operating expense ratio (1)	26.8%	18.0%	27.2%	20.5%
Combined ratio	78.4%	95.1%	99.4%	92.9%

NM- Percentage change not meaningful

(1) - Includes Other operating expenses and Other underwriting income (expense).

	U.S. Insurance
	Three Months Ended June 30, 2015
amounts in thousands	Marine	P&C	Professional Liability	Total
Gross written premiums	$41,803	$170,216	$27,968	$239,987
Ceded written premiums	(15,026)	(49,305)	(14,551)	(78,882)
Net written premiums	26,777	120,911	13,417	161,105

Net earned premiums	$25,977	$96,440	$14,887	$137,304
Net losses and LAE	(11,415)	(67,809)	(4,931)	(84,155)
Commission expenses	(2,429)	(8,751)	(1,095)	(12,275)
Other operating expenses	(6,402)	(19,661)	(5,311)	(31,374)
Other underwriting income (expense)	24	97	—	121

Underwriting profit (loss)	$5,755	$316	$3,550	$9,621

Losses and LAE ratio	43.9%	70.3%	33.1%	61.3%
Commission expense ratio	9.4%	9.1%	7.4%	8.9%
Other operating expense ratio (1)	24.5%	20.3%	35.7%	22.8%
Combined ratio	77.8%	99.7%	76.2%	93.0%

(1) - Includes Other operating expenses and Other underwriting income (expense).

	U.S. Insurance
	Six Months Ended June 30, 2016
amounts in thousands	Marine	P&C	Professional Liability	Total	% Change Total
Gross written premiums	$89,350	$309,932	$55,289	$454,571	3.5%
Ceded written premiums	(36,187)	(67,275)	(13,653)	(117,115)	(20.7%)
Net written premiums	53,163	242,657	41,636	337,456	15.7%

Net earned premiums	$48,171	$219,371	$33,182	$300,724	12.0%
Net losses and LAE	(20,474)	(143,769)	(20,697)	(184,940)	14.2%
Commission expenses	(3,658)	(24,673)	(3,418)	(31,749)	19.3%
Other operating expenses	(14,189)	(41,571)	(9,571)	(65,331)	0.4%
Other underwriting income (expense)	231	446	26	703	121.7%

Underwriting profit (loss)	$10,081	$9,804	$(478)	$19,407	28.7%

Losses and LAE ratio	42.5%	65.5%	62.4%	61.5%
Commission expense ratio	7.6%	11.2%	10.3%	10.6%
Other operating expense ratio (1)	29.0%	18.8%	28.7%	21.4%
Combined ratio	79.1%	95.5%	101.4%	93.5%

(1) - Includes Other operating expenses and Other underwriting income (expense).

	U.S. Insurance
	Six Months Ended June 30, 2015
amounts in thousands	Marine	P&C	Professional Liability	Total
Gross written premiums	$82,638	$304,362	$52,314	$439,314
Ceded written premiums	(31,312)	(88,863)	(27,437)	(147,612)
Net written premiums	51,326	215,499	24,877	291,702

Net earned premiums	$49,901	$187,175	$31,319	$268,395
Net losses and LAE	(21,603)	(125,856)	(14,495)	(161,954)
Commission expenses	(6,461)	(17,307)	(2,852)	(26,620)
Other operating expenses	(13,375)	(40,720)	(10,967)	(65,062)
Other underwriting income (expense)	175	141	1	317

Underwriting profit (loss)	$8,637	$3,433	$3,006	$15,076

Losses and LAE ratio	43.3%	67.2%	46.3%	60.3%
Commission expense ratio	12.9%	9.2%	9.1%	9.9%
Other operating expense ratio (1)	26.5%	21.8%	35.0%	24.2%
Combined ratio	82.7%	98.2%	90.4%	94.4%

(1) - Includes Other operating expenses and Other underwriting income (expense).

Gross Written Premiums

Gross written premiums increased $3.9 million for the three months ended June 30, 2016 compared to the same period in 2015 driven by a $4.4 million increase in our U.S. Marine operating segment primarily due to new business production across certain key products. In addition, our U.S. Professional Liability operating segment increased $1.1 million benefitting from new business production.  Our U.S. P&C operating segment decreased $1.6 million primarily driven by decreases of $8.6 million and $2.8 million in Primary Casualty and Excess Casualty, respectively, due to difficult market conditions, partially offset by increases of $5.8 million in our Property product introduced in 2016, $2.1 million in our Auto product due to new business production, and $1.6 million in our Life Sciences product attributed to the expansion of our underwriting team.

Gross written premiums increased $15.3 million for the six months ended June 30, 2016 compared to the same period in 2015 driven by a $6.7 million increase in our U.S. Marine operating segment due to new business production within Cargo and Craft products, and a $5.6 million increase in our U.S. P&C operating segment due to new business production from our Property, Auto and Life Sciences products, partially offset by declines in Excess Casualty and Primary Casualty divisions as a result of difficult market conditions. In addition, our U.S. Professional Liability operating segment increased $3.0 million due to new business production and increased renewals in the D&O product.

Average renewal premium rates for our U.S. Insurance reporting segment for the  three months ended June 30, 2016 decreased 0.1%  driven by decreases of 2.8% and 0.9% within our U.S. Marine and U.S. Professional Liability operating segments, respectively, slightly offset by a 0.6% increase in our U.S. P&C operating segment.  The decrease in rates within U.S. Marine and Professional Liability operating segments were offset by new business production.

For the six months ended June 30, 2016, average renewal premium rates increased 0.1% driven by 1.3% within our U.S. Marine operating segment, mostly offset by decreases of 0.2% in our U.S. P&C and U.S. Professional Liability operating segments, respectively.

Ceded Written Premiums

Ceded written premiums decreased $16.3 million and $30.5 million for the three and six months ended June 30, 2016 compared to the same periods in 2015, primarily due to a reduction in our proportional reinsurance coverage on our Excess Casualty and Environmental Casualty risks as well as the nonrenewal of our Professional Liability proportional reinsurance treaty in the fourth quarter 2015.

Net Earned Premiums

Net earned premiums increased $15.1 million and $32.3 million for the three and six months ended June 30, 2016 compared to the same period in 2015, primarily due to growth in Gross written premiums and a reduced level of proportional reinsurance that supports certain casualty risks within our U.S. P&C operating segment.

Net Losses and LAE

The Net losses and LAE reserves as of June 30, 2016 and December 31, 2015 are as follows:

	U.S. Insurance
	As of June 30, 2016				As of December 31, 2015
amounts in thousands	Marine	P&C	Professional Liability	Total	Marine	P&C	Professional Liability	Total	Total % Change
Case reserves	$57,895	$192,440	$30,150	$280,485	$68,677	$170,988	$42,546	$282,211	(0.6%)
IBNR reserves	52,573	555,945	63,592	672,110	55,408	514,777	60,528	630,713	6.6%
Total	$110,468	$748,385	$93,742	$952,595	$124,085	$685,765	$103,074	$912,924	4.3%

The following tables present the impact of RRPs and reserve development on our Net losses and LAE ratio for the three and six months ended June 30, 2016:

	U.S. Insurance
	Three Months Ended June 30, 2016				Three Months Ended June 30, 2015
			Professional				Professional		Point
	Marine	P&C	Liability	Total	Marine	P&C	Liability	Total	Change
Net losses and LAE ratio, reported	42.9%	65.5%	61.2%	61.3%	43.9%	70.3%	33.1%	61.3%	0.0
RRPs	-1.0%	0.0%	0.0%	-0.2%	0.0%	0.0%	0.0%	0.0%	-0.2
Additional net current AY reserve release/(development)	0.0%	-1.3%	0.0%	-1.0%	0.0%	-5.2%	0.0%	-3.6%	2.6
Net prior AY reserve release/(strengthening)	15.7%	0.0%	0.0%	2.6%	13.7%	0.0%	29.0%	5.7%	-3.1
Net losses and LAE ratio, adjusted	57.6%	64.2%	61.2%	62.7%	57.6%	65.1%	62.1%	63.4%	-0.7

	U.S. Insurance
	Six Months Ended June 30, 2016				Six Months Ended June 30, 2015
			Professional				Professional		Point
	Marine	P&C	Liability	Total	Marine	P&C	Liability	Total	Change
Net losses and LAE ratio, reported	42.5%	65.5%	62.4%	61.5%	43.3%	67.2%	46.3%	60.3%	1.2
RRPs	-0.3%	0.0%	0.0%	-0.1%	-1.2%	0.0%	0.0%	-0.3%	0.2
Additional net current AY reserve release/(development)	0.0%	-0.7%	0.0%	-0.5%	0.0%	-2.7%	0.0%	-1.9%	1.4
Net prior AY reserve release/(strengthening)	15.9%	-0.5%	0.0%	2.2%	15.7%	0.5%	16.5%	5.3%	-3.1
Net losses and LAE ratio, adjusted	58.1%	64.3%	62.4%	63.1%	57.8%	65.0%	62.8%	63.4%	-0.3

For the three months ended June 30, 2016, our U.S. Insurance reporting segment recorded $4.0 million of net prior AY reserve releases from our U.S. Marine operating segment due to favorable loss emergence.  This was partially offset by additional net current AY reserve development of $1.5 million from our Energy & Engineering division within our U.S. P&C operating segment, as well as RRPs of $0.6 million from our U.S. Marine operating segment.

For the three months ended June 30, 2015, our U.S. Insurance reporting segment recorded $7.8 million of net prior AY reserve releases, including $4.3 million and $3.6 million of reserve release from our U.S. Professional Liability and U.S. Marine operating segments, respectively, due to a decline in large loss activity, partially offset by $5.0 million of additional net current AY reserve development within our Energy & Engineering division due to large loss activity.

For the six months ended June 30, 2016, our U.S. Insurance reporting segment recorded $6.7 million of net prior AY reserve releases, comprised of $7.7 million from our U.S. Marine operating segment due to favorable loss emergence, partially offset by $1.0 million of reserve strengthening from our Primary Casualty division within our U.S. P&C operating segment, as well as, $1.5 million of additional net current AY reserve development due to large loss activity within our Energy & Engineering division, and RRPs of $0.4 million from our U.S. Marine operating segment.

For the six months ended June 30, 2015, our U.S. Insurance reporting segment recorded $14.2 million of net prior AY reserve releases primarily comprised of $8.0 million, $5.2 million and $1.1 million of reserve releases from our U.S. Marine, U.S. Professional Liability and U.S. P&C operating segments, respectively, due to a decline in large loss activity as well as collections of recoverables previously written off, partially offset by $5.0 million additional net current AY reserve development within our Energy & Engineering division due to large loss activity and $1.4 million of RRPs primarily from our U.S. Marine operating segment.

The changes in Net losses and LAE ratio, as adjusted, are primarily due to the mix of business earned in the applicable period.

Commission Expenses

The Commission expense ratio for the three and six months ended June 30, 2016 increased 2.2 and 0.7 points, respectively, as compared to the same periods in 2015, primarily driven by a reduction in ceded commission benefit within our U.S. P&C operating segment resulting from a reduction in our proportional reinsurance that supports Excess Casualty, Life Sciences, and Environmental casualty risks, and to a lesser extent, within our U.S. Professional Liability operating segment due to the nonrenewal of our U.S. Professional Liability proportional treaty in the fourth quarter of 2015.

Other Operating Expenses

Other operating expenses increased $0.2 million and $0.3 million for the three and six months ended June 30, 2016, respectively, compared to the same periods in 2015 due to the continued investment in our underwriting teams and support staff.

Int’l Insurance

The following tables summarize our Underwriting profit (loss) by operating segment for our Int’l Insurance reporting segment for the three and six months ended June 30, 2016 and 2015:

	Int'l Insurance
	Three Months Ended June 30, 2016
amounts in thousands	Marine	P&C	Professional Liability	Total	% Change Total
Gross written premiums	$41,147	$63,002	$31,591	$135,740	24.8%
Ceded written premiums	(9,554)	(24,465)	(7,891)	(41,910)	0.7%
Net written premiums	31,593	38,537	23,700	93,830	39.7%

Net earned premiums	$36,096	$23,815	$17,922	$77,833	23.2%
Net losses and LAE	(17,021)	(21,878)	(9,167)	(48,066)	48.5%
Commission expenses	(8,361)	(5,150)	(3,310)	(16,821)	48.9%
Other operating expenses	(8,698)	(9,065)	(5,280)	(23,043)	32.7%
Other underwriting income (expense)	—	—	—	—	NM

Underwriting profit (loss)	$2,016	$(12,278)	$165	$(10,097)	NM

Losses and LAE ratio	47.2%	91.9%	51.2%	61.8%
Commission expense ratio	23.2%	21.6%	18.5%	21.6%
Other operating expense ratio (1)	24.0%	38.1%	29.4%	29.6%
Combined ratio	94.4%	151.6%	99.1%	113.0%

NM - Percentage change not meaningful

(1) - Includes Other operating expenses and Other underwriting income (expense).

	Int'l Insurance
	Three Months Ended June 30, 2015
amounts in thousands	Marine	P&C	Professional Liability	Total
Gross written premiums	$41,432	$41,615	$25,743	$108,790
Ceded written premiums	(9,126)	(24,513)	(7,982)	(41,621)
Net written premiums	32,306	17,102	17,761	67,169

Net earned premiums	$40,132	$10,199	$12,855	$63,186
Net losses and LAE	(21,432)	(4,084)	(6,847)	(32,363)
Commission expenses	(9,495)	(155)	(1,648)	(11,298)
Other operating expenses	(6,749)	(6,166)	(4,451)	(17,366)
Other underwriting income (expense)	—	—	—	—

Underwriting profit (loss)	$2,456	$(206)	$(91)	$2,159

Losses and LAE ratio	53.4%	40.0%	53.3%	51.2%
Commission expense ratio	23.7%	1.5%	12.8%	17.9%
Other operating expense ratio (1)	16.8%	60.5%	34.6%	27.5%
Combined ratio	93.9%	102.0%	100.7%	96.6%

(1) - Includes Other operating expenses and Other underwriting income (expense).

	Int'l Insurance
	Six Months Ended June 30, 2016
amounts in thousands	Marine	P&C	Professional Liability	Total	% Change Total
Gross written premiums	$113,095	$107,048	$59,740	$279,883	21.0%
Ceded written premiums	(20,643)	(41,694)	(14,544)	(76,881)	1.3%
Net written premiums	92,452	65,354	45,196	203,002	30.7%

Net earned premiums	$74,952	$45,024	$35,865	$155,841	21.1%
Net losses and LAE	(37,109)	(33,094)	(18,273)	(88,476)	42.6%
Commission expenses	(17,766)	(7,925)	(6,485)	(32,176)	41.7%
Other operating expenses	(17,140)	(17,773)	(9,901)	(44,814)	30.4%
Other underwriting income (expense)	—	—	—	—	NM

Underwriting profit (loss)	$2,937	$(13,768)	$1,206	$(9,625)	NM

Losses and LAE ratio	49.5%	73.5%	50.9%	56.8%
Commission expense ratio	23.7%	17.6%	18.1%	20.6%
Other operating expense ratio (1)	22.9%	39.5%	27.6%	28.8%
Combined ratio	96.1%	130.6%	96.6%	106.2%

NM - Percentage change not meaningful

(1) - Includes Other operating expenses and Other underwriting income (expense).

	Int'l Insurance
	Six Months Ended June 30, 2015
amounts in thousands	Marine	P&C	Professional Liability	Total
Gross written premiums	$108,842	$74,565	$47,810	$231,217
Ceded written premiums	(19,948)	(40,642)	(15,287)	(75,877)
Net written premiums	88,894	33,923	32,523	155,340

Net earned premiums	$77,924	$26,233	$24,554	$128,711
Net losses and LAE	(40,943)	(8,964)	(12,147)	(62,054)
Commission expenses	(18,685)	(1,182)	(2,844)	(22,711)
Other operating expenses	(13,444)	(12,150)	(8,781)	(34,375)
Other underwriting income (expense)	—	—	—	—

Underwriting profit (loss)	$4,852	$3,937	$782	$9,571

Losses and LAE ratio	52.5%	34.2%	49.5%	48.2%
Commission expense ratio	24.0%	4.5%	11.6%	17.6%
Other operating expense ratio (1)	17.3%	46.3%	35.7%	26.8%
Combined ratio	93.8%	85.0%	96.8%	92.6%

(1) - Includes Other operating expenses and Other underwriting income (expense).

Gross Written Premiums

Gross written premiums increased $26.9 million for the three months ended June 30, 2016 compared to the same period in 2015, driven by growth in our Int’l P&C and Professional Liability operating segments. Our Int’l P&C operating segment has increased by $21.4 million, primarily driven by continued growth in our Property division as well our new Int’l Political Violence & Terror (“PV&T”) product. Our Int’l Professional Liability operating segment has increased by $5.8 million, primarily driven by increases in our E&O and D&O divisions including growth of $1.9 million from our European offices. Our Int’l Marine operating segment decreased by $0.3 million due to decreases in our Protection & Indemnity (“P&I”) and Marine Liability products, partially offset by growth in our Hull and Energy Liability products.

Gross written premiums increased $48.7 million for the six months ended June 30, 2016 compared to the same period in 2015, driven by growth in all our Int’l Insurance operating segments. Our Int’l P&C operating segment has increased by $32.5 million mainly due to continued growth in our Property and Excess Casualty divisions as well as our new PV&T product. Our Int’l Professional Liability operating segment has increased by $11.9 million mainly driven by increased premium from our D&O and  E&O divisions. Our Int’l Marine operating segment increased by $4.3 million mainly driven by growth in our Cargo, Hull and Transport products, slightly offset by a decrease in our Marine Liability product.

Average renewal premium rates for our Int’l Insurance reporting segment for the three and six months ended June 30, 2016 decreased 6.2% and 4.4% respectively. The decline for the three months was driven by decreases of 11.6%, 4.3% and 2.1% in our Int’l P&C, Int’l Professional Liability and Int’l Marine operating segments, respectively. The decline for the six months is driven by decreases of 9.9%, 4.3% and 1.2% in our Int’l P&C, Int’l Professional Liability and Int’l Marine operating segments, respectively.

Ceded Written Premiums

Ceded written premiums increased $0.3 million and $1.0 million for the three and six months ended June 30, 2016 respectively, compared to the same periods in 2015 primarily driven by $2.3 million of RRPs, for both the three and six months compared to a RRPs accrual reduction for the same periods last year of $1.1 million for the three months and $1.3 million for the six months ended June 30, 2015. $1.9 million of the current periods RRPs is from our Int’l P&C operating segment due to losses from the recent Alberta Wildfires. The increase in RRPs is offset by decreases in our proportional reinsurance programs.

Net Earned Premiums

Net earned premiums increased $14.6 million and $27.1 million for the three and six months ended June 30, 2016 respectively compared to the same periods in 2015, driven by the continued growth in our Int’l Professional Liability operating segment specifically in the E&O and D&O divisions as well as growth in our Property division and improvements in our Offshore Energy division within our Int’l P&C operating segment. This is partially offset by our Int’l Marine operating segment by a decrease in Marine Liability and War products as well as the RRPs noted above.

Net Losses and LAE

The Net losses and LAE reserves as of June 30, 2016 and December 31, 2015 are as follows:

	Int'l Insurance
	As of June 30, 2016				As of December 31, 2015
amounts in thousands	Marine	P&C	Professional Liability	Total	Marine	P&C	Professional Liability	Total	Total % Change
Case reserves	$162,364	$55,811	$28,850	$247,025	$167,157	$40,313	$19,583	$227,053	8.8%
IBNR reserves	59,347	19,815	63,843	143,005	61,409	19,735	63,229	144,373	(0.9%)
Total	$221,711	$75,626	$92,693	$390,030	$228,566	$60,048	$82,812	$371,426	5.0%

The following tables present the impact of RRPs and reserve development on our Net losses and LAE ratio for three and six months ended June 30, 2016 and 2015:

	Int'l Insurance
	Three Months Ended June 30, 2016				Three Months Ended June 30, 2015
			Professional				Professional		Point
	Marine	P&C	Liability	Total	Marine	P&C	Liability	Total	Change
Net losses and LAE ratio, reported	47.2%	91.9%	51.2%	61.8%	53.4%	40.0%	53.3%	51.2%	10.6
RRPs	-0.5%	-6.8%	0.0%	-1.7%	1.2%	1.0%	0.0%	0.9%	-2.6
Additional net current AY reserve release/(development)	-4.6%	-43.6%	0.0%	-16.1%	0.0%	0.0%	0.0%	0.0%	-16.1
Net prior AY reserve release/(strengthening)	9.1%	0.2%	0.0%	4.2%	-2.4%	3.6%	-0.1%	-0.9%	5.1
Net losses and LAE ratio, adjusted	51.2%	41.7%	51.2%	48.2%	52.2%	44.6%	53.2%	51.2%	-3.0

	Int'l Insurance
	Six Months Ended June 30, 2016				Six Months Ended June 30, 2015
			Professional				Professional		Point
	Marine	P&C	Liability	Total	Marine	P&C	Liability	Total	Change
Net losses and LAE ratio, reported	49.5%	73.5%	50.9%	56.8%	52.5%	34.2%	49.5%	48.2%	8.6
RRPs	-0.3%	-3.0%	0.0%	-0.8%	1.2%	0.4%	0.0%	0.8%	-1.6
Additional net current AY reserve release/(development)	-2.2%	-27.8%	0.0%	-9.3%	-3.3%	0.0%	0.0%	-2.0%	-7.3
Net prior AY reserve release/(strengthening)	4.6%	-2.0%	0.0%	1.6%	3.2%	9.0%	3.3%	4.4%	-2.8
Net losses and LAE ratio, adjusted	51.6%	40.7%	50.9%	48.3%	53.6%	43.6%	52.8%	51.4%	-3.1

For the three months ended June 30, 2016, our Int’l Insurance reporting segment recorded $12.9 million of additional net current AY reserve development, including $9.8 million from CATs comprised of Alberta Wildfires of $7.5 million, the Ecuador Earthquake of $1.7 million, and the Taiwan earthquake of $0.7 million, as well as, $3.0 million of non-CAT additional net current AY reserve development from our Int’l P&C operating segment.  In addition, the quarter was unfavorably impacted by $2.3 million of RRPs, mostly related to the CAT losses incurred. This was partially offset by $3.4 million of net prior AY reserve releases primarily from our Int’l Marine operating segment due to favorable loss emergence.

For the three months ended June 30, 2015, our Int’l Insurance reporting segment recorded $0.6 million of net prior AY reserve strengthening primarily driven by $0.9 million strengthening from our Int’l Marine operating segment, partially offset by $0.4 million prior AY reserve releases from our Int’l P&C operating segment and favorable RRPs of $1.1 million.

For the six months ended June 30, 2016, our Int’l Insurance reporting segment recorded $14.7 million of additional net current AY reserve development, mostly comprised of the CATs, noted above as well as a first quarter loss of $1.2 million due to the Taiwan Earthquake and a net $3.6 million of non-CAT additional net current AY reserve development from our Int’l P&C operating segment.  In addition, we were unfavorably impacted by $2.3 million of RRPs as noted above.  This was slightly offset by $2.5 million of net prior AY reserve releases primarily from our Int’l Marine operating segment due to favorable loss emergence.

For the six months ended June 30, 2015, our Int’l Insurance reporting segment recorded $5.6 million of net prior AY reserve releases including $2.5 million, $2.3 million and $0.8 million from our Int’l Marine, Int’l P&C and Int’l Professional Liability operating segments, respectively, as well as $2.0 million of favorable RRPs.  This was partially offset by $2.5 million of additional net current AY reserve development within our Int’l Marine operating segment due to large loss activity.

The changes in Net losses and LAE ratio, as adjusted, are primarily due to the mix of business earned.

Commission Expenses

The commission expense ratio for the three and six months ended June 30, 2016  increased 3.7 points and 3.0 points, respectively, as compared to the same periods in 2015. This is mainly due to growth in net earned premium in our Property division within our Int’l P&C operating segment which has no ceded proportional reinsurance resulting in a change in business mix for 2016. In addition, there is also less proportional reinsurance across all our Int’l operating segments and to a lesser extent lower ceded reinsurance profit commissions in certain products compared to the same periods in the prior year.

Other Operating Expenses

For the three and six months ended June 30, 2016, Other operating expenses increased $5.7 million and $10.4 million, respectively, as compared to the same periods in 2015 due to continued investment in new underwriting teams and support staff, and increased Lloyd’s charges, partially offset by favorable foreign exchange rates.

GlobalRe

The following tables summarize our Underwriting profit (loss) for our GlobalRe reporting segment for the three and six months ended June 30, 2016 and 2015:

	GlobalRe
	Three Months Ended June 30,
amounts in thousands	2016	2015	% Change
Gross written premiums	$32,901	$30,694	7.2%
Ceded written premiums	(1,502)	(724)	107.5%
Net written premiums	31,399	29,970	4.8%

Net earned premiums	$37,775	$41,838	(9.7%)
Net losses and LAE	(25,712)	(25,455)	1.0%
Commission expenses	(7,492)	(8,039)	(6.8%)
Other operating expenses	(4,461)	(4,049)	10.2%
Other underwriting income (expense)	203	36	NM

Underwriting profit (loss)	$313	$4,331	(92.8%)

Losses and LAE ratio	68.1%	60.8%
Commission expense ratio	19.8%	19.2%
Other operating expense ratio (1)	11.3%	9.6%
Combined ratio	99.2%	89.6%

NM- Percentage change not meaningful

(1) - Includes Other operating expenses and Other underwriting income (expense).

	GlobalRe
	Six Months Ended June 30,
amounts in thousands	2016	2015	% Change
Gross written premiums	$91,988	$105,400	(12.7%)
Ceded written premiums	(6,091)	(5,240)	16.2%
Net written premiums	85,897	100,160	(14.2%)

Net earned premiums	$75,785	$81,354	(6.8%)
Net losses and LAE	(46,746)	(48,163)	(2.9%)
Commission expenses	(15,237)	(15,337)	(0.6%)
Other operating expenses	(9,738)	(8,261)	17.9%
Other underwriting income (expense)	252	46	NM

Underwriting profit (loss)	$4,316	$9,639	(55.2%)

Losses and LAE ratio	61.7%	59.2%
Commission expense ratio	20.1%	18.9%
Other operating expense ratio (1)	12.5%	10.1%
Combined ratio	94.3%	88.2%

NM - Percentage change not meaningful

(1) - Includes Other operating expenses and Other underwriting income (expense).

Gross Written Premiums

Gross written premiums increased $2.2 million for the three months ended June 30, 2016, compared to the same period in 2015, primarily due to new business within our Agriculture and P&C products, partially offset by non-renewals within our Accident & Health (“A&H”) and Marine products.

Gross written premiums decreased $13.4 million for the six months ended June 30, 2016 compared to the same period in 2015, primarily due to non-renewals within our A&H product, partially offset by year over year written premium growth in our P&C and Agriculture products.

Ceded Written Premiums

Ceded written premiums increased $0.8 million and $0.9 million for the three and six months ended June 30, 2016, respectively, compared to the same periods in 2015, primarily due to increased net reinstatement premium in our Marine product, partially offset by a final true-up on our P&C 2015 retrocessional treaty and lower cost on our 2016 retrocessional treaties for our P&C product.

Net Earned Premiums

Net earned premiums decreased $4.1 million and $5.6 million for the three and six months ended June 30, 2016, respectively, compared to the same periods in 2015, primarily due to the continued impact of the non-renewals within our A&H product, partially offset by year over year growth in our P&C and Agriculture products.

Net Losses and LAE

The Net losses and LAE reserves as of June 30, 2016 and December 31, 2015 are as follows:

	GlobalRe
	As of
amounts in thousands	June 30, 2016	December 31, 2015	% Change
Case reserves	$45,705	$32,160	42.1%
IBNR reserves	66,172	76,616	(13.6%)
Total	$111,877	$108,776	2.9%

The following tables present the impact of RRPs and reserve development on our Net losses and LAE ratio for the three and six months ended June 30, 2016 and 2015:

	GlobalRe
	Three Months Ended June 30,		Point
	2016	2015	Change
Net losses and LAE ratio, reported	68.1%	60.8%	7.3
RRPs	-0.5%	0.4%	-0.9
Additional net current AY reserve release/(development)	-17.2%	0.0%	-17.2
Net prior AY reserve release/(strengthening)	3.7%	0.0%	3.7
Net losses and LAE ratio, adjusted	54.1%	61.2%	-7.1

	GlobalRe
	Six Months Ended June 30,		Point
	2016	2015	Change
Net losses and LAE ratio, reported	61.7%	59.2%	2.5
RRPs	0.3%	0.3%	0.0
Additional net current AY reserve release/(development)	-9.4%	0.0%	-9.4
Net prior AY reserve release/(strengthening)	1.9%	0.0%	1.9
Net losses and LAE ratio, adjusted	54.5%	59.5%	-5.0

Our GlobalRe reporting segment recorded $6.6 million of additional net current AY reserve development for the three months ended June 30, 2016, mostly related to CATs including the Alberta Wildfires of $5.0 million, the Ecuador Earthquake of $1.2 million and the Taiwan Earthquake of $0.4 million as well as $0.3 million of unfavorable RRPs.  This was partially offset by $1.4 million of net prior AY reserve releases, mostly from our Property and Professional Liability products.

For the three months ended June 30, 2015, our GlobalRe reporting segment was favorably impacted by $0.3 million of net favorable RRPs.

Our GlobalRe reporting segment recorded $7.1 million of additional net current AY reserve development for the six months ended June 30, 2016, comprised of the CATs noted above, as well as a first quarter CAT loss incurred of $0.5 million from the Taiwan Earthquake, partially offset by $1.4 million of net prior AY reserve releases, as noted above, as well as net favorable RRPs of $0.4 million.

For the six months ended June 30, 2015, our GlobalRe reporting segment was favorably impacted by $0.5 million of net favorable RRPs.

The changes in Net losses and LAE ratio, as adjusted, are primarily due to mix of business earned in the applicable period.

Commission Expenses

The Commission expense ratio increased 0.6 points and 1.2 points for the three and six months ended June 30, 2016, respectively, compared to the same periods in 2015, due to mix of business changes, particularly a decrease in our A&H and Professional Liability excess of loss products which carry a lower commission rate, coupled with net outward RRPs in our Marine product.

Other Operating Expenses

Other operating expenses increased $0.4 million for the three months and $1.5 million for the six months ended June 30, 2016 compared to the same periods in 2015.  The increase is primarily due to employee expenses related to continued investment in our underwriting teams and support costs.

Capital Resources and Liquidity

Capital Resources

Our capital resources consist of funds deployed or available to be deployed to support our business operations.  As of June 30, 2016 and December 31, 2015, our capital resources were as follows:

	As of
amounts in thousands	June 30, 2016	December 31, 2015
Senior notes	$263,653	$263,580
Stockholders' equity	1,181,558	1,096,148
Total capitalization	$1,445,211	$1,359,728

Ratio of debt to total capitalization	18.2%	19.4%

We primarily rely upon dividends from our subsidiaries to meet our Parent Company’s obligations.  Our Parent Company’s cash obligations primarily consist of semi-annual (April and October) interest payments of $7.6 million on the Senior notes.  Going forward, the interest payments may be made from funds held at our Parent Company or dividends from its subsidiaries.

Navigators Insurance Company may pay dividends to our Parent Company out of its statutory earned surplus pursuant to statutory restrictions imposed under the New York insurance law.  As of June 30, 2016, the maximum amount available for the payment of dividends by Navigators Insurance Company in 2016 without prior regulatory approval is $94.9 million.

Navigators Corporate Underwriters, Ltd., our wholly-owned corporate member at Lloyd’s, may pay dividends to our Parent Company up to the extent of available profits that have been distributed from the Syndicate.  As of June 30, 2016, that amount was $0.9 million (£0.7 million).

Senior Notes and Credit Facility

On October 4, 2013, we completed a public debt offering for $265.0 million of 5.75% Senior notes and received net proceeds of $263.3 million. The effective interest rate related to the net proceeds received from the 5.75% Senior notes is approximately 5.86%.  Interest is payable on the 5.75% Senior notes each April 15 and October 15.

On November 6, 2014, NUAL entered into a credit facility for 8.0 million Australian Dollars with Barclays Bank PLC. Interest is payable under this facility at a rate of 2.0% per annum above a floating rate tied to the average mid-rate for Australian bills of exchange administered by the Australian Financial Markets Association. The facility may be cancelled by either party after providing written notice.  This credit facility contains customary covenants for facilities of this type, including a restriction on future encumbrances that are outside the ordinary course of business, and a requirement to maintain at least £75.0 million of Funds at Lloyd’s. As of June 30, 2016, letters of credit with an aggregate face amount of 8.0 million Australian Dollars were outstanding under the credit facility, and our Company was in compliance with all covenants.

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

The November 20, 2015 credit facility is a non-committed facility which has an applicable fee rate ranging from 0.85% to 1.20% per annum based upon our Company’s S&P rating. For the November 24, 2014 credit facility, the applicable fee rate payable ranges from 0.95% to 1.60% per annum based on a tiered schedule that is based on our then-current financial strength ratings issued by S&P and A.M. Best and the amount of our own collateral utilized to fund our participation in the Syndicate.  The letters of credit issued under both of these facilities can be denominated in GBP and their aggregate face amount will fluctuate based on exchange rates.  If any letters of credit remain outstanding under these facilities after December 31, 2016, we would be required to post additional collateral to secure the remaining letters of credit.  As of June 30, 2016, letters of credit with an aggregate face amount of $20.0 million and $175.0 million were outstanding under the November 20, 2015 and November 24, 2014 credit facilities, respectively, and we had an aggregate of $3.4 million of cash collateral posted.

Each of the November 20, 2015 and November 24, 2014 credit facilities contains customary covenants for facilities of this type, including restrictions on indebtedness and liens, limitations on mergers, dividends and the sale of assets, and requirements as to maintaining certain consolidated tangible net worth, statutory surplus and other financial ratios. These credit facilities also provide for customary events of default, including failure to pay principal, interest or fees when due, failure to comply with covenants, any representation or warranty made by our Company being false in any material respect, default under certain other indebtedness, certain insolvency or receivership events affecting our Company and our subsidiaries, the occurrence of certain material judgments, or a change in control of our Company.  As of June 30, 2016, our Company was in compliance with all covenants.

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

Net cash provided by operating activities was $114.6 million for the six months ended June 30, 2016 compared to $2.7 million for the same period in 2015.  The increase in cash flow from operations during the six months ended June 30, 2016 was primarily due to increased premium collections, as well as fewer gross claim payments and more timely collections of reinsurance recoverables on paid losses.

Net cash used in investing activities was $55.1 million for the six months ended June 30, 2016 compared to $4.8 million for the comparable period in 2015.  The fluctuation in cash used in investing activities is predominately due to the capitalization of our U.K. based insurance company, NIIC.

Net cash provided by financing activities was $0.9 million for the six months ended June 30, 2016 compared to $0.6 million for the same period in 2015. The fluctuation in cash provided by financing activities is the result of transactions in our employee stock purchase plan.

Investments

Our investment portfolio is invested primarily in publicly traded, investment grade, fixed income securities with an average credit quality of AA-/Aa3 as rated by S&P or Moody’s Investors Service (“Moody’s”).  As of June 30, 2016, our portfolio had a duration of 3.9 years.  Management periodically projects cash flow of the investment portfolio and other sources in order to maintain the appropriate levels of liquidity in an effort to ensure our ability to satisfy claims.  As of June 30, 2016 and December 31, 2015, all Fixed maturities and Equity securities held by us were classified as available-for-sale.

The portfolio is externally managed by independent, professional investment managers and is broadly diversified across geographies, sectors, and issuers. The primary objectives are to maximize total investment return in the context of preserving the statutory surplus of the insurance companies and enhancing shareholder value.  As part of our overall investment strategy, we seek to build a tax efficient investment portfolio.  As of June 30, 2016, the tax-exempt portion of our Fixed maturities portfolio was 17.6%.  Additionally, substantially all of our equity portfolio is invested in tax efficient securities which qualify for the dividends received deduction.  The investments are subject to the oversight of the respective insurance companies’ Boards of Directors and the Finance Committee of our Parent Company’s Board of Directors.

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

The following table summarizes the composition of our investments at fair value:

	Fair Value as of
amounts in thousands	June 30, 2016	December 31, 2015	% Change
Fixed maturities:
U.S. Treasury bonds, agency bonds and foreign government bonds	$353,579	$252,882	39.8%
States, municipalities and political subdivisions	553,824	576,859	(4.0%)
Mortgage-backed and asset-backed securities:
Agency mortgage-backed securities	504,731	379,269	33.1%
Residential mortgage obligations	28,258	30,465	(7.2%)
Asset-backed securities	262,903	225,012	16.8%
Commercial mortgage-backed securities	172,579	189,713	(9.0%)
Subtotal	$968,471	$824,459	17.5%
Corporate bonds	756,439	760,010	(0.5%)
Total fixed maturities	$2,632,313	$2,414,210	9.0%
Equity securities	329,635	305,271	8.0%
Short-term investments	144,843	217,745	(33.5%)
Total investments	$3,106,791	$2,937,226	5.8%

Invested assets increased from December 31, 2015 primarily due to positive cash flow from operations and to a lesser extent a decrease in Treasury rates and a rally in the equity markets which resulted in increased unrealized gains.  Operating cash flows were directed to sovereign bonds and to a lesser extent agency mortgage-backed securities as we look for market opportunities to further deploy funds.  The decrease in short term investments is offset by a corresponding increase in cash as we capitalized our new U.K based insurance company, NIIC.

The following table sets forth the amount of our Fixed maturities as of June 30, 2016 by S&P credit rating or, if an S&P rating is not available, the equivalent Moody’s rating. The total rating is the weighted average quality rating for the Fixed maturities portfolio as a whole.

		As of June 30, 2016
amounts in thousands	Rating	Fair Value	Amortized Cost
Rating description:
Extremely strong	AAA	$462,422	$455,794
Very strong	AA	1,162,390	1,123,156
Strong	A	655,334	638,334
Adequate	BBB	287,864	277,204
Speculative	BB & Below	64,303	64,133
Total	AA-	$2,632,313	$2,558,621

The following table sets forth the composition of the non-government guaranteed Fixed maturities categorized by asset class and generally equivalent S&P and Moody’s ratings (not all securities in our portfolio are rated by both S&P and Moody’s) as of June 30, 2016:

	As of June 30, 2016
amounts in thousands	AAA	AA	A	BBB	BB and below	Fair Value	Amortized Cost
Municipal bonds	$39,820	$356,957	$144,360	$12,687	$—	$553,824	$520,243
Agency residential mortgage-backed	—	504,731	—	—	—	504,731	493,711
Residential mortgage-backed	18,103	2,364	87	1,222	6,482	28,258	27,918
Asset-backed	152,518	17,516	80,667	12,202	—	262,903	262,400
Commercial mortgage-backed	127,107	30,776	14,696	—	—	172,579	167,026
Corporate bonds	12,150	45,045	379,669	261,753	57,822	756,439	735,903
Total	$349,698	$957,389	$619,479	$287,864	$64,304	$2,278,734	$2,207,201

The following table sets forth our U.S. Treasury bonds, agency bonds and foreign government bonds, as well as our state, municipality and political subdivision bond holdings by sector:

	As of June 30, 2016
amounts in thousands	Fair Value	Amortized Cost
U.S. Treasury bonds, agency bonds and foreign government bonds:
U.S. Treasury bonds	$136,923	$133,893
Agency bonds	85,012	83,148
Foreign government bonds	131,644	134,379
Total U.S. Treasury bonds, agency bonds and foreign government bonds	$353,579	$351,420

States, municipalities and political subdivisions:
General obligation	$144,041	$136,256
Prerefunded	29,925	28,787
Revenue	289,470	267,814
Taxable	90,388	87,386
Total States, municipalities and political subdivisions	$553,824	$520,243

We own $54.8 million of municipal securities, which are credit enhanced by various financial guarantors. As of June 30, 2016, the average underlying credit rating for these securities is AA-.  There has been no material adverse impact to our investment portfolio or results of operations as a result of downgrades of the credit ratings for several of the financial guarantors.

The following table sets forth our agency mortgage-backed securities (“AMBS”) and residential mortgage-backed securities (“RMBS”) issued by the Government National Mortgage Association (“GNMA”), Federal National Mortgage Association (“FNMA”) and Federal Home Loan Mortgage Corporation (“FHLMC”) and the quality category (prime, Alternative A-paper (“Alt-A”) and subprime) for all other such investments as of June 30, 2016:

	As of June 30, 2016
amounts in thousands	Fair Value	Amortized Cost
AMBS:
GNMA	$62,745	$60,399
FNMA	302,856	296,853
FHLMC	139,130	136,459
Total agency mortgage-backed securities	$504,731	$493,711

RMBS:
Prime	$8,916	$8,685
Alt-A and subprime	1,238	1,215
Non-U.S. RMBS	18,104	18,018
Total residential mortgage-backed securities	$28,258	$27,918

We analyze our mortgage-backed securities by credit quality of the underlying collateral distinguishing between the securities issued by FNMA, FHLMC and GNMA, which are federal government sponsored entities, and non-agency backed securities broken out by prime, Alt-A and subprime collateral.  The securities issued by FNMA and FHLMC are the obligations of each respective entity.  The U.S. Department of the Treasury has agreed to provide support to FNMA and FHLMC under a Preferred Stock Purchase Agreement by committing to make quarterly payments to these enterprises, if needed, to maintain a zero net worth.

Prime collateral consists of mortgages or other collateral from the most creditworthy borrowers.  Alt-A collateral consists of mortgages or other collateral from borrowers, which have a risk potential greater than prime but less than subprime.  The subprime collateral consists of mortgages or other collateral from borrowers with low credit ratings.  Such prime, subprime and Alt-A categories are as defined by S&P.

Details of the collateral of our asset-backed securities portfolio as of June 30, 2016 are presented below:

	As of June 30, 2016
amounts in thousands	Fair Value	Amortized Cost
Auto loans	$39,737	$39,457
Consumer Loans	23,031	22,846
Credit cards	45,886	45,550
Collateralized loan obligations	88,146	88,774
Franchise	10,952	10,662
Time share	23,873	23,776
Miscellaneous	31,278	31,335
Total	$262,903	$262,400

We hold non-sovereign securities where the issuer is located in the Euro Area, an economic and monetary union of certain member states within the European Union that have adopted the Euro as their common currency. As of June 30, 2016, the fair value of such securities was $77.0 million, with an amortized cost of $75.3 million, representing 2.6% of our total Fixed maturities and equity portfolio.  Our largest exposure is in  the Netherlands with a total of $38.6 million.  We have no direct exposure to Greece, Portugal, Italy or Spain within the Euro Area as of June 30, 2016. Our Company holds fixed maturities issued by the Commonwealth of Puerto Rico which are fully backed by the U.S. government.

The following table summarizes the gross unrealized investment losses as of June 30, 2016 by length of time where the fair value was less than 80% of amortized cost:

	As of June 30, 2016
	Fixed	Equity
amounts in thousands	Maturities	Securities	Total
Less than twelve months	$—	$814	$814
Longer than twelve months	1,590	—	1,590
Total	$1,590	$814	$2,404

The longer than twelve months unrealized loss of $1.6 million is due to unfavorable foreign exchange movement in our Canadian portfolio.

Our Company had one credit related OTTI loss of $0.2 million in the Fixed maturities portfolio during the three and six months ended June 30, 2016. Our Company had one credit related loss of $0.4 million in the equity portfolio during the three and six months ended June 30, 2015. The fair value of our investment portfolio may fluctuate significantly in response to various factors such as changes in interest rates, investment quality ratings, equity prices, foreign exchange rates and credit spreads.  We do not have the intent to sell nor is it more likely than not that we will have to sell Fixed maturities in unrealized loss positions that are not other-than-temporarily impaired before recovery. For structured securities, default probability and severity assumptions differ based on property type, vintage and the stress of the collateral.  We do not intend to sell any of these securities and it is more likely than not that we will not be required to sell these securities before the recovery of the amortized cost basis. For Equity securities, we also consider our intent to hold securities as part of the process of evaluating whether a decline in fair value represents an other-than-temporary decline in value. We may realize investment losses to the extent our liquidity needs require the disposition of Fixed maturity securities in unfavorable interest rate, liquidity or credit spread environments. Significant changes in the factors we consider when evaluating investments for impairment losses could result in a significant change in impairment losses reported in the Consolidated Financial Statements.

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

Foreign Currency Exchange Rate Risk

We are exposed to foreign currency exchange rate risk primarily related to foreign-denominated Cash, Cash equivalents and Marketable securities, Premiums receivable, Reinsurance recoverables on paid and unpaid losses and LAE as well as Reserves for losses and LAE. The principal currencies creating foreign currency exchange risk for our operations are the GBP and the Canadian dollar (“CAD”).  We manage our foreign currency exchange rate risk primarily through asset-liability matching.

The following table shows foreign currency denominated net asset position in USD as of June 30, 2016 and December 31, 2015, and the expected dollar change in fair value that would occur if exchange rates changed 10% from exchange rates in effect at those times:

	As of June 30,	As of December 31, (2)	As of June 30,	As of December 31, (2)
	2016	2015	2016	2015
amounts in thousands	Value of Net Assets in USD		10% depreciation of all foreign currency exchange rates against the USD
GBP	$31,050	$(34,787)	$(3,105)	$3,479
CAD	(1,170)	6,301	117	(630)
Total (1)	$29,880	$(28,486)	$(2,988)	$2,849

(1)	Amount excludes additional currencies where the value of net assets in USD is less than 1 % of total net assets of our Company
(2)	Amounts reported as of December 31, 2015 have been reclassified to include only monetary net assets to conform with current period presentation.

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

Item 1A. Risk Factors

There have been no material changes from the risk factors as previously disclosed in our Company’s 2015 Annual Report on Form 10-K, except for the addition of a risk factor relating to the U.K. referendum vote to leave the E.U. and the addition of a risk factor relating to the payment of dividends.

The withdrawal of the U.K. from the E.U. could have a material adverse effect on our business, business opportunities, results of operations, financial condition and cash flows.

Although the Brexit referendum is non-binding, assuming the U.K. government triggers the relevant withdrawal provision of the E.U. Treaty by the end of 2016, it is expected that formal negotiations on the terms of the U.K.’s withdrawal from the E.U. will commence shortly thereafter. Our international operations are based in the U.K., and we have offices in the E.U. The effects of the withdrawal by the U.K. from the E.U. on our operations in the U.K. and E.U., and more particularly on our operations conducted at Lloyd’s, will depend on any agreements the U.K. or Lloyd’s makes to retain access to E.U. markets either during a transitional period or more permanently. However, a withdrawal could, among other outcomes, cause significant volatility in global stock markets, currency exchange rate fluctuations and asset valuations, and disrupt the U.K. market and the E.U. markets in which we serve and operate, by increasing restrictions on the trade and free movement of goods, services and people between the U.K. and the E.U.  In addition, any withdrawal could lead to legal uncertainty and potentially divergent national laws and regulations as the U.K. determines which E.U. laws to replace or replicate. The consequences of a withdrawal in the long term are unknown and not quantifiable at this time, but we do not believe that the withdrawal of the U.K. from the E.U. will have a material impact on our results of operations or financial condition in the short term. However, given the lack of comparable precedent, any of these effects of a withdrawal, among others, could materially adversely affect our business, business opportunities, results of operations, financial condition and cash flows.

The payment of dividends is at the discretion of our Board of Directors, and the reduction or elimination of dividends could cause a decline in the price of our common stock.

We are not obligated to pay dividends on our common stock. Any determinations by the Board of Directors to declare and pay cash dividends on the Company’s common stock will be based primarily upon the Company’s financial condition, results of operations, business requirements, regulatory and legal constraints and any other factors the Board of Directors deems relevant. Several of these factors will be subject to general economic, financial, competitive, legislative, regulatory factors beyond the Company’s control, and any reduction or elimination of dividends could cause the Company’s stock price to decline.

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

The Navigators Group, Inc.
(Company)

Dated: August 5, 2016	By:	/s/ Ciro M. DeFalco
Ciro M. DeFalco
Senior Vice President and Chief Financial Officer

Index to Exhibits

Exhibit No.	Description of Exhibit

11-1	Computation of Per Share Earnings	*

31-1	Certification of CEO per Section 302 of the Sarbanes-Oxley Act	*

31-2	Certification of CFO per Section 302 of the Sarbanes-Oxley Act	*

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