Form 10-Q
period 2016-09-30
NAVIGATORS GROUP INC
filed 2016-11-04
CIK 793547

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2016

or

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

The number of common shares outstanding as of October 28, 2016 was 14,559,435.

THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES

INDEX

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (Unaudited)

	September 30,	December 31,
amounts in thousands, except share amounts	2016	2015
ASSETS
Investments:
Fixed maturities, available-for-sale, at fair value (amortized cost: 2016: $2,591,050; 2015: $2,400,245)	$2,660,417	$2,414,210
Equity securities, available-for-sale, at fair value (cost: 2016: $305,906; 2015: $281,943)	342,677	305,271
Other invested assets	2,021	—
Short-term investments, at fair value (amortized cost: 2016: $134,273; 2015: $217,743)	134,273	217,745
Total investments	$3,139,388	$2,937,226
Cash	147,515	69,901
Premiums receivable	320,429	276,616
Prepaid reinsurance premiums	222,891	232,588
Reinsurance recoverable on paid losses	73,331	49,506
Reinsurance recoverable on unpaid losses and loss adjustment expenses	787,917	809,518
Deferred policy acquisition costs	116,295	91,983
Accrued investment income	16,840	16,001
Goodwill and other intangible assets	6,568	6,807
Current income tax receivable, net	15,879	22,323
Deferred income tax, net	—	3,900
Other assets	50,343	67,643
Total assets	$4,897,396	$4,584,012
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Reserves for losses and loss adjustment expenses	$2,268,127	$2,202,644
Unearned premiums	897,975	820,676
Reinsurance balances payable	123,702	107,411
Senior notes	263,690	263,580
Deferred income tax, net	8,703	—
Payable for investments purchased	42,783	1,495
Accounts payable and other liabilities	88,135	92,058
Total liabilities	$3,693,115	$3,487,864

Stockholders' equity:
Preferred stock, $.10 par value, authorized 1,000,000 shares, none issued	$—	$—
Common stock, $.10 par value, authorized 50,000,000 shares, issued 18,070,815 shares for 2016 and 17,942,269 shares for 2015	1,806	1,793
Additional paid-in capital	368,860	357,829
Treasury stock, at cost (3,511,380 shares for 2016 and 2015)	(155,801)	(155,801)
Retained earnings	927,239	868,723
Accumulated other comprehensive income	62,177	23,604
Total stockholders' equity	$1,204,281	$1,096,148
Total liabilities and stockholders' equity	$4,897,396	$4,584,012

See accompanying Notes to Interim Consolidated Financial Statements.

THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
amounts in thousands, except share and per share amounts	2016	2015	2016	2015
Gross written premiums	$374,930	$354,062	$1,201,372	$1,129,993
Revenues:
Net written premiums	277,001	251,939	903,356	799,141
Change in unearned premiums	7,009	2,143	(86,996)	(66,599)
Net earned premiums	$284,010	$254,082	$816,360	$732,542
Net investment income	19,875	17,371	59,344	50,219
Total other-than-temporary impairment losses	23	(1,298)	(248)	(1,747)
Portion of loss recognized in other comprehensive income (before tax)	(23)	23	98	49
Net other-than-temporary impairment losses recognized in earnings	—	(1,275)	(150)	(1,698)
Net realized gains (losses)	1,586	518	5,143	10,453
Other income (expenses)	(183)	(2,518)	6,796	(4,638)
Total revenues	$305,288	$268,178	$887,493	$786,878

Expenses:
Net losses and loss adjustment expenses	$172,793	$146,546	$492,955	$418,717
Commission expenses	42,611	34,253	120,891	98,638
Other operating expenses	56,137	56,599	176,020	164,297
Interest expense	3,859	3,856	11,575	11,567
Total expenses	$275,400	$241,254	$801,441	$693,219

Income before income taxes	29,888	26,924	86,052	93,659
Income tax expense (benefit)	7,875	8,723	24,917	30,345

Net income	$22,013	$18,201	$61,135	$63,314

Net income per common share:
Basic	$1.51	$1.26	$4.21	$4.40
Diluted	$1.46	$1.23	$4.08	$4.29

Average common shares outstanding:
Basic	14,557,376	14,411,927	14,528,917	14,384,291
Diluted	15,070,422	14,811,095	14,998,385	14,767,949

See accompanying Notes to Interim Consolidated Financial Statements.

THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended September 30,
amounts in thousands	2016	2015
Net income	$22,013	$18,201
Other comprehensive income (loss):
Change in net unrealized gains (losses) on investments:
Unrealized gains (losses) on investments arising during the period, net of deferred tax of $1,300 and $(549) in 2016 and 2015, respectively	(2,414)	1,018
Reclassification adjustment for net realized (gains) losses included in net income net of deferred tax of $279 and $293 in 2016 and 2015, respectively	(519)	(544)
Change in net unrealized gains (losses) on investments	$(2,933)	$474
Change in other-than-temporary impairments:
Non credit other-than-temporary impairments arising during the period, net of deferred tax of $(8) and $8 in 2016 and 2015, respectively	15	(15)
Reclassification adjustment for other-than-temporary impairment credit losses recognized in net income net of deferred tax of $0 and $(101)in 2016 and 2015, respectively	—	188
Change in other-than-temporary impairments	$15	$173
Change in foreign currency translation gains (losses), net of deferred tax of $175 and $(1) in 2016 and 2015, respectively	(335)	1
Other comprehensive income (loss)	$(3,253)	$648
Comprehensive income (loss)	$18,760	$18,849

	Nine Months Ended September 30,
amounts in thousands	2016	2015
Net income	$61,135	$63,314
Other comprehensive income (loss):
Change in net unrealized gains (losses) on investments:
Unrealized gains (losses) on investments arising during the period, net of deferred tax of $(23,349) and $9,858 in 2016 and 2015, respectively	43,362	(18,765)
Reclassification adjustment for net realized (gains) losses included in net income net of deferred tax of $(780) and $1,472 in 2016 and 2015, respectively	1,449	(2,733)
Change in net unrealized gains (losses) on investments	$44,811	$(21,498)
Change in other-than-temporary impairments:
Non credit other-than-temporary impairments arising during the period, net of deferred tax of $34 and $17 in 2016 and 2015, respectively	(64)	(32)
Reclassification adjustment for other-than-temporary impairment credit losses recognized in net income net of deferred tax of $0 and $(170) in 2016 and 2015, respectively	—	316
Change in other-than-temporary impairments	$(64)	$284
Change in foreign currency translation gains (losses), net of deferred tax of $3,322 and $(6) in 2016 and 2015, respectively	(6,174)	12
Other comprehensive income (loss)	$38,573	$(21,202)
Comprehensive income (loss)	$99,708	$42,112

See accompanying Notes to Interim Consolidated Financial Statements.

THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (Unaudited)

			Additional				Accumulated Other	Total
	Common Stock		Paid-in	Treasury Stock		Retained	Comprehensive	Stockholders'
amounts in thousands, except share amounts	Shares	Amount	Capital	Shares	Amount	Earnings	Income (Loss)	Equity
Balance, December 31, 2015	17,942,269	$1,793	$357,829	3,511,380	$(155,801)	$868,723	$23,604	$1,096,148
Net income	—	—	—	—	—	61,135	—	61,135
Dividends paid	—	—	—	—	—	(2,619)	—	(2,619)
Changes in comprehensive income:
Change in net unrealized gain (loss) on investments	—	—	—	—	—	—	44,811	44,811
Change in net non-credit other-than-temporary impairment losses	—	—	—	—	—	—	(64)	(64)
Change in foreign currency translation gain (loss)	—	—	—	—	—	—	(6,174)	(6,174)
Total comprehensive income (loss)	—	—	—	—	—	—	38,573	38,573
Shares issued under stock plan	128,546	13	(2,898)	—	—	—	—	(2,885)
Share-based compensation	—	—	13,929	—	—	—	—	13,929
Balance, September 30, 2016	18,070,815	$1,806	$368,860	3,511,380	$(155,801)	$927,239	$62,177	$1,204,281

See accompanying Notes to Interim Consolidated Financial Statements.

THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended September 30,
amounts in thousands	2016	2015
Operating activities:
Net income	$61,135	$63,314
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation & amortization	4,214	3,892
Deferred income taxes	(7,066)	(185)
Net realized (gains) losses	(5,143)	(10,453)
Net other-than-temporary impairments recognized in earnings	150	1,698
Changes in assets and liabilities:
Reinsurance recoverable on paid and unpaid losses and loss adjustment expenses	(2,225)	55,436
Reserves for losses and loss adjustment expenses	65,483	15,683
Prepaid reinsurance premiums	9,697	(14,637)
Unearned premiums	77,299	81,237
Premiums receivable	(43,813)	(735)
Deferred policy acquisition costs	(24,312)	(9,507)
Accrued investment income	(839)	(1,338)
Reinsurance balances payable	16,291	(18,993)
Current income tax payable, net	5,101	411
Other	31,047	(6,679)
Net cash provided by (used in) operating activities	$187,019	$159,144

Investing activities:
Fixed maturities
Redemptions and maturities	$207,620	$126,930
Sales	370,501	266,707
Purchases	(776,086)	(446,516)
Equity securities
Sales	36,918	76,388
Purchases	(58,405)	(178,517)
Change in payable for securities	41,265	28,465
Purchase of other invested assets	(2,021)	—
Net change in short-term investments	84,022	(53,747)
Purchase of property and equipment	(3,571)	(1,503)
Net cash provided by (used in) investing activities	$(99,757)	$(181,793)

Financing activities:
Proceeds of stock issued from employee stock purchase plan	$1,840	$1,352
Proceeds of stock issued from exercise of stock options	—	29
Dividends paid	(2,619)	—
Net cash provided by (used in) financing activities	$(779)	$1,381

Effect of exchange rate on cash	$(8,869)	$—

Change in cash	$77,614	$(21,268)
Cash at beginning of year	69,901	90,751
Cash at end of period	$147,515	$69,483

Supplemental information:
Income taxes paid, net	$24,148	$28,634
Interest paid	$7,619	$7,619
Issuance of stock to directors	$633	$563

See accompanying Notes to Interim Consolidated Financial Statements.

THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES

Notes to Interim Consolidated Financial Statements (Unaudited)

NOTE 1.  ORGANIZATION & SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Unless the context requires otherwise, the terms “we,” “us,”  “our,” or “our Company” are used to mean The Navigators Group, Inc., a Delaware holding company established in 1982, and its subsidiaries.  The term “Parent Company” is used to mean The Navigators Group, Inc. without its subsidiaries.

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

Income Taxes

The interim income tax provision has been computed based on our estimated annual Effective tax rate, which represents our best estimate on a year to date basis for the interim period.  As a result, the tax provision for a given quarter equals the difference between the provision recorded cumulatively year to date less the amount recorded cumulatively as of the end of the prior interim period.  Our Effective tax rate for the quarter and year to date differs from the federal tax rate of 35% primarily due to tax-exempt investment income and dividends received deduction.

Current and Pending Accounting Pronouncements

As of January 1, 2016, we adopted the following accounting pronouncements, which did not have a material effect, singly or in the aggregate, on our Consolidated Financial Statements:

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

In 2016, the Financial Accounting Standards Board issued the following new pronouncements that may have an impact on our Company and we are assessing the future impact of these updates on our Consolidated Financial Statements:

•

Accounting Standards Update 2016-01 – Financial Instruments (Subtopic 825-10) – Recognition and Measurement of Financial Assets and Financial Liabilities, which will be effective for fiscal years beginning after December 15, 2017.  The new pronouncement was issued to make targeted improvements to the presentation of financial instruments.

•

Accounting Standards Update 2016-02 – Leases (Topic 842) – Amends the recognition of a right-to-use asset and lease liability on the statement of financial position of those leases previously classified as operating leases under the previous guidance, which will be effective for fiscal years beginning after December 15, 2015.  The new pronouncement was issued to improve transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements.

•

Accounting Standards Update 2016-09 – Compensation – Stock Compensation – (Topic 718) – Improvements to Employee Share-Based Accounting, which will be effective for fiscal years beginning after December 15, 2016.  The new pronouncement was issued to simplify employee share-based accounting.

•

Accounting Standards Update 2016-13 – Financial Instruments – Credit Losses (Topic 326) – amends the measurement of credit losses on financial instruments not accounted for at fair value including loans, debt securities, reinsurance receivables and any other financial assets, which will be effective for the fiscal years beginning after December 15, 2019, including interim periods within those fiscal years.

•

Accounting Standards Update 2016-15 – Statements of Cash Flows (Topic 230) – Classification of Certain Cash Receipts and Cash Payments amends how certain cash receipts and cash payments are presented in the statement of cash flows to reduce existing diversity in practice.

There were no additional 2016 accounting pronouncements that are expected to have an impact on the Consolidated Financial Statements upon adoption.

NOTE 2.  SEGMENT INFORMATION

We report our results of operations consistent with the manner in which our Chief Operating Decision Maker reviews the business to assess performance through our reporting segments: U.S. Insurance, International Insurance (“Int’l Insurance”), GlobalRe and Corporate.

We classify our business into three underwriting segments: U.S. Insurance, Int’l Insurance and GlobalRe.  Both the U.S. Insurance and Int’l Insurance reporting segments are each comprised of three operating segments: Marine, P&C and Professional Liability.

We evaluate the performance of each of the underwriting segments based on underwriting results.  Underwriting results are measured based on underwriting profit or loss and the related Combined ratio, which are both non-GAAP measures of underwriting profitability.   Underwriting profit (loss) is calculated from Net earned premiums less the sum of Net losses and loss adjustment expenses (“LAE”), Commission expenses, Other operating expenses and Other underwriting income (expense).  The Combined ratio is derived by dividing the sum of Net losses and LAE, Commission expenses, Other operating expenses and Other underwriting income (expense) by Net earned premiums.  A Combined ratio of less than 100% indicates an underwriting profit and greater than 100% indicates an underwriting loss.  Our underwriting performance is evaluated separately from the rest of our operations.  The performance of our investment portfolios, our liquidity and capital resource needs, our foreign currency exposure and our tax planning strategies are evaluated on a consolidated basis within our Corporate segment.

The accounting policies used to prepare the segment reporting data for our reporting segments are the same as those described in Note 1 and Note 2 of our Annual Report on Form 10-K for the year ended December 31, 2015.

Financial data by segment for the three and nine months ended September 30, 2016 and 2015 was as follows:

	Three Months Ended September 30, 2016
	U.S.	Int'l
amounts in thousands	Insurance	Insurance	GlobalRe	Corporate (1)	Total
Net earned premiums	$161,722	$79,761	$42,527	$—	$284,010
Net losses and LAE	(106,320)	(45,043)	(21,430)	—	(172,793)
Commission expenses	(18,630)	(15,348)	(8,951)	318	(42,611)
Other operating expenses	(31,517)	(20,183)	(4,437)	—	(56,137)
Other underwriting income (expense)	240	—	122	(318)	44
Underwriting profit (loss)	$5,495	$(813)	$7,831	$—	$12,513
Net investment income				19,875	19,875
Net realized gains (losses)				1,586	1,586
Interest expense				(3,859)	(3,859)
Other income (loss)				(227)	(227)

Income before income taxes	$5,495	$(813)	$7,831	$17,375	$29,888
Income tax (expense) benefit				(7,875)	(7,875)
Net income (loss)					$22,013

Losses and LAE ratio	65.7%	56.5%	50.4%		60.8%
Commission expense ratio	11.5%	19.2%	21.0%		15.0%
Other operating expense ratio (2)	19.4%	25.3%	10.2%		19.8%
Combined ratio	96.6%	101.0%	81.6%		95.6%

(1) - Includes Corporate segment intercompany eliminations.

(2) - Includes Other operating expenses and Other underwriting income (expense).

	Three Months Ended September 30, 2015
	U.S.	Int'l
amounts in thousands	Insurance	Insurance	GlobalRe	Corporate (1)	Total
Net earned premiums	$142,409	$68,533	$43,140	$—	$254,082
Net losses and LAE	(85,140)	(39,182)	(22,224)	—	(146,546)
Commission expenses	(15,157)	(12,780)	(7,705)	1,389	(34,253)
Other operating expenses	(32,948)	(19,937)	(3,714)	—	(56,599)
Other underwriting income (expense)	1,013	—	395	(1,389)	19
Underwriting profit (loss)	$10,177	$(3,366)	$9,892	$—	$16,703
Net investment income				17,371	17,371
Net realized gains (losses)				(757)	(757)
Interest expense				(3,856)	(3,856)
Other income (loss)				(2,537)	(2,537)

Income before income taxes	$10,177	$(3,366)	$9,892	$10,221	$26,924
Income tax (expense) benefit				(8,723)	(8,723)
Net income (loss)					$18,201

Losses and LAE ratio	59.8%	57.2%	51.5%		57.7%
Commission expense ratio	10.6%	18.6%	17.9%		13.5%
Other operating expense ratio (2)	22.5%	29.1%	7.7%		22.2%
Combined ratio	92.9%	104.9%	77.1%		93.4%

(1) - Includes Corporate segment intercompany eliminations.

(2) - Includes Other operating expenses and Other underwriting income (expense).

	Nine Months Ended September 30, 2016
	U.S.	Int'l
amounts in thousands	Insurance	Insurance	GlobalRe	Corporate (1)	Total
Net earned premiums	$462,446	$235,602	$118,312	$—	$816,360
Net losses and LAE	(291,260)	(133,519)	(68,176)	—	(492,955)
Commission expenses	(50,379)	(47,524)	(24,188)	1,200	(120,891)
Other operating expenses	(96,848)	(64,997)	(14,175)	—	(176,020)
Other underwriting income (expense)	943	—	374	(1,200)	117
Underwriting profit (loss)	$24,902	$(10,438)	$12,147	$—	$26,611
Net investment income				59,344	59,344
Net realized gains (losses)				4,993	4,993
Interest expense				(11,575)	(11,575)
Other income (loss)				6,679	6,679

Income (loss) before income taxes	$24,902	$(10,438)	$12,147	$59,441	$86,052
Income tax (expense) benefit				(24,917)	(24,917)
Net income (loss)					$61,135

Losses and LAE ratio	63.0%	56.7%	57.6%		60.4%
Commission expense ratio	10.9%	20.2%	20.4%		14.8%
Other operating expense ratio (2)	20.7%	27.5%	11.7%		21.5%
Combined ratio	94.6%	104.4%	89.7%		96.7%

(1) - Includes Corporate segment intercompany eliminations.

(2) - Includes Other operating expenses and Other underwriting income (expense).

	Nine Months Ended September 30, 2015
	U.S.	Int'l
amounts in thousands	Insurance	Insurance	GlobalRe	Corporate (1)	Total
Net earned premiums	$410,804	$197,244	$124,494	$—	$732,542
Net losses and LAE	(247,094)	(101,236)	(70,387)	—	(418,717)
Commission expenses	(41,777)	(35,491)	(23,042)	1,672	(98,638)
Other operating expenses	(98,010)	(54,312)	(11,975)	—	(164,297)
Other underwriting income (expense)	1,330	—	441	(1,672)	99
Underwriting profit (loss)	$25,253	$6,205	$19,531	$—	$50,989
Net investment income				50,219	50,219
Net realized gains (losses)				8,755	8,755
Interest expense				(11,567)	(11,567)
Other income (loss)				(4,737)	(4,737)

Income (loss) before income taxes	$25,253	$6,205	$19,531	$42,670	$93,659
Income tax (expense) benefit				(30,345)	(30,345)
Net income (loss)					$63,314

Losses and LAE ratio	60.1%	51.3%	56.5%		57.2%
Commission expense ratio	10.2%	18.0%	18.5%		13.5%
Other operating expense ratio (2)	23.6%	27.6%	9.3%		22.3%
Combined ratio	93.9%	96.9%	84.3%		93.0%

(1) - Includes Corporate segment intercompany eliminations.

(2) - Includes Other operating expenses and Other underwriting income (expense).

Revenue by operating segment for the three and nine months ended September 30, 2016 and 2015 was as follows:

	Three Months Ended September 30, 2016				Three Months Ended September 30, 2015				% Change
amounts in thousands	Gross written premiums	Ceded written premiums	Net written premiums	Net earned premiums	Gross written premiums	Ceded written premiums	Net written premiums	Net earned premiums	Gross written premiums	Ceded written premiums	Net written premiums	Net earned premiums
U.S. Insurance
Marine	$40,271	$(17,636)	$22,635	$25,465	$35,529	$(13,865)	$21,664	$24,292	13.3%	27.2%	4.5%	4.8%
P&C	161,600	(36,011)	125,589	115,971	154,009	(34,902)	119,107	104,473	4.9%	3.2%	5.4%	11.0%
Professional Liability	32,776	(7,712)	25,064	20,286	29,245	(14,986)	14,259	13,644	12.1%	(48.5%)	75.8%	48.7%
Total	$234,647	$(61,359)	$173,288	$161,722	$218,783	$(63,753)	$155,030	$142,409	7.3%	(3.8%)	11.8%	13.6%

Int'l Insurance
Marine	$38,453	$(12,631)	$25,822	$34,794	$41,002	$(10,985)	$30,017	$36,792	(6.2%)	15.0%	(14.0%)	(5.4%)
P&C	38,077	(15,331)	22,746	25,584	37,449	(20,034)	17,415	16,879	1.7%	(23.5%)	30.6%	51.6%
Professional Liability	27,954	(7,232)	20,722	19,383	20,337	(6,785)	13,552	14,862	37.5%	6.6%	52.9%	30.4%
Total	$104,484	$(35,194)	$69,290	$79,761	$98,788	$(37,804)	$60,984	$68,533	5.8%	(6.9%)	13.6%	16.4%

GlobalRe	$35,799	$(1,376)	$34,423	$42,527	$36,491	$(566)	$35,925	$43,140	(1.9%)	143.2%	(4.2%)	(1.4%)

Total	$374,930	$(97,929)	$277,001	$284,010	$354,062	$(102,123)	$251,939	$254,082	5.9%	(4.1%)	9.9%	11.8%

	Nine Months Ended September 30, 2016				Nine Months Ended September 30, 2015				% Change
amounts in thousands	Gross written premiums	Ceded written premiums	Net written premiums	Net earned premiums	Gross written premiums	Ceded written premiums	Net written premiums	Net earned premiums	Gross written premiums	Ceded written premiums	Net written premiums	Net earned premiums
U.S. Insurance
Marine	$129,621	$(53,823)	$75,798	$73,636	$118,167	$(45,177)	$72,990	$74,193	9.7%	19.1%	3.8%	(0.7%)
P&C	471,532	(103,286)	368,246	335,342	458,371	(123,765)	334,606	291,648	2.9%	(16.5%)	10.1%	15.0%
Professional Liability	88,065	(21,365)	66,700	53,468	81,559	(42,423)	39,136	44,963	8.0%	(49.6%)	70.4%	18.9%
Total	$689,218	$(178,474)	$510,744	$462,446	$658,097	$(211,365)	$446,732	$410,804	4.7%	(15.6%)	14.3%	12.6%

Int'l Insurance
Marine	$151,548	$(33,274)	$118,274	$109,746	$149,844	$(30,933)	$118,911	$114,716	1.1%	7.6%	(0.5%)	(4.3%)
P&C	145,125	(57,025)	88,100	70,608	112,014	(60,676)	51,338	43,112	29.6%	(6.0%)	71.6%	63.8%
Professional Liability	87,694	(21,776)	65,918	55,248	68,147	(22,072)	46,075	39,416	28.7%	(1.3%)	43.1%	40.2%
Total	$384,367	$(112,075)	$272,292	$235,602	$330,005	$(113,681)	$216,324	$197,244	16.5%	(1.4%)	25.9%	19.4%

GlobalRe	$127,787	$(7,467)	$120,320	$118,312	$141,891	$(5,806)	$136,085	$124,494	(9.9%)	28.6%	(11.6%)	(5.0%)

Total	$1,201,372	$(298,016)	$903,356	$816,360	$1,129,993	$(330,852)	$799,141	$732,542	6.3%	(9.9%)	13.0%	11.4%

NOTE 3.  INVESTMENTS

The following tables set forth our Company’s investments as of September 30, 2016 and December 31, 2015 and include Other-than-temporary-impairment (“OTTI”) securities recognized within Accumulated other comprehensive income (“AOCI”):

	September 30, 2016
		Gross	Gross	Cost or
	Fair	Unrealized	Unrealized	Amortized
amounts in thousands	Value	Gains	(Losses)	Cost
Fixed maturities:
U.S. Treasury bonds, agency bonds and foreign government bonds	$262,030	$3,691	$(3,981)	$262,320
States, municipalities and political subdivisions	580,324	29,288	(769)	551,805
Mortgage-backed and asset-backed securities:
Agency mortgage-backed securities	526,069	11,778	(105)	514,396
Residential mortgage obligations	27,055	455	(97)	26,697
Asset-backed securities	288,636	1,503	(458)	287,591
Commercial mortgage-backed securities	165,405	6,392	(423)	159,436
Subtotal	$1,007,165	$20,128	$(1,083)	$988,120
Corporate bonds	810,898	23,447	(1,354)	788,805
Total fixed maturities	$2,660,417	$76,554	$(7,187)	$2,591,050
Equity securities	342,677	38,538	(1,767)	305,906
Other invested assets	2,021	—	—	2,021
Short-term investments	134,273	—	—	134,273
Total investments	$3,139,388	$115,092	$(8,954)	$3,033,250

	December 31, 2015
		Gross	Gross	Cost or
	Fair	Unrealized	Unrealized	Amortized
amounts in thousands	Value	Gains	(Losses)	Cost
Fixed maturities:
U.S. Treasury bonds, agency bonds and foreign government bonds	$252,882	$2,273	$(9,214)	$259,823
States, municipalities and political subdivisions	576,859	21,233	(781)	556,407
Mortgage-backed and asset-backed securities:
Agency mortgage-backed securities	379,269	5,573	(2,082)	375,778
Residential mortgage obligations	30,465	694	(82)	29,853
Asset-backed securities	225,012	85	(1,624)	226,551
Commercial mortgage-backed securities	189,713	3,119	(1,864)	188,458
Subtotal	$824,459	$9,471	$(5,652)	$820,640
Corporate bonds	760,010	7,373	(10,738)	763,375
Total fixed maturities	$2,414,210	$40,350	$(26,385)	$2,400,245
Equity securities	305,271	26,341	(3,013)	281,943
Short-term investments	217,745	2	—	217,743
Total investments	$2,937,226	$66,693	$(29,398)	$2,899,931

As of September 30, 2016 and December 31, 2015, our Company did not have a concentration of greater than 5% of invested assets in a single non-government backed issuer.

During the third quarter of 2016, the Company made investments in certain companies, which are reported as Other invested assets on the Consolidated Balance Sheet and accounted for using the equity method.  Our initial estimate of the net asset value of these investments is the transaction price.  We believe the net asset value to be a practical expedient for the fair value of these investments.

As of September 30, 2016 and December 31, 2015, Fixed maturities for which non-credit OTTI was previously recognized and included in AOCI are now in a net unrealized net gains position of $0.4 million and $0.5 million, respectively.

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

The contractual maturity dates for Fixed maturities categorized by the number of years until maturity as of September 30, 2016 are shown in the following table:

	September 30, 2016
	Fair	Amortized
amounts in thousands	Value	Cost
Due in one year or less	$81,849	$83,551
Due after one year through five years	810,165	799,159
Due after five years through ten years	296,471	281,368
Due after ten years	464,767	438,852
Mortgage-backed and asset-backed securities	1,007,165	988,120
Total	$2,660,417	$2,591,050

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

The following tables summarize all securities in a gross unrealized loss position as of September 30, 2016 and December 31, 2015, showing the aggregate fair value and gross unrealized loss by the length of time those securities have continuously been in a gross unrealized loss position:

	September 30, 2016
	Less than 12 months		Greater than 12 months		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
amounts in thousands	Value	(Losses)	Value	(Losses)	Value	(Losses)
Fixed maturities:
U.S. Treasury bonds, agency bonds and foreign government bonds	$91,676	$(969)	$19,897	$(3,012)	$111,573	$(3,981)
States, municipalities and political subdivisions	49,881	(593)	9,932	(176)	59,813	(769)
Mortgage-backed and asset-backed securities:
Agency mortgage-backed securities	52,754	(17)	13,547	(88)	66,301	(105)
Residential mortgage obligations	1,317	(16)	1,631	(81)	2,948	(97)
Asset-backed securities	22,422	(158)	61,499	(300)	83,921	(458)
Commercial mortgage-backed securities	20,864	(38)	8,854	(385)	29,718	(423)
Subtotal	$97,357	$(229)	$85,531	$(854)	$182,888	$(1,083)
Corporate bonds	120,114	(622)	23,053	(732)	143,167	(1,354)
Total fixed maturities	$359,028	$(2,413)	$138,413	$(4,774)	$497,441	$(7,187)
Equity securities	38,050	(1,490)	4,723	(277)	42,773	(1,767)
Total fixed maturities and equity securities	$397,078	$(3,903)	$143,136	$(5,051)	$540,214	$(8,954)

	December 31, 2015
	Less than 12 months		Greater than 12 months		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
amounts in thousands	Value	(Losses)	Value	(Losses)	Value	(Losses)
Fixed maturities:
U.S. Treasury bonds, agency bonds and foreign government bonds	$142,233	$(3,032)	$22,230	$(6,182)	$164,463	$(9,214)
States, municipalities and political subdivisions	50,577	(549)	4,808	(232)	55,385	(781)
Mortgage-backed and asset-backed securities:
Agency mortgage-backed securities	164,817	(1,315)	29,862	(767)	194,679	(2,082)
Residential mortgage obligations	3,910	(5)	1,684	(77)	5,594	(82)
Asset-backed securities	112,479	(663)	81,477	(961)	193,956	(1,624)
Commercial mortgage-backed securities	83,024	(1,826)	3,065	(38)	86,089	(1,864)
Subtotal	$364,230	$(3,809)	$116,088	$(1,843)	$480,318	$(5,652)
Corporate bonds	395,399	(10,114)	13,849	(624)	409,248	(10,738)
Total fixed maturities	$952,439	$(17,504)	$156,975	$(8,881)	$1,109,414	$(26,385)
Equity securities	58,531	(3,013)	—	—	58,531	(3,013)
Total fixed maturities and equity securities	$1,010,970	$(20,517)	$156,975	$(8,881)	$1,167,945	$(29,398)

As of September 30, 2016, there were 177 Fixed maturities and 42 Equity securities in an unrealized loss position. As of December 31, 2015, there were 368 Fixed maturities and 57 Equity securities in an unrealized loss position. As of September 30, 2016 and December 31, 2015, the gross unrealized loss for the greater than 12 months category consists primarily of agency and foreign government bonds principally due to an unfavorable foreign exchange movement. The gross unrealized losses for the less than 12 months category for the period ended September 30, 2016 is broadly spread across our common equity portfolio and to a lesser extent, agency and foreign government bonds due to an unfavorable exchange movement. The gross unrealized loss for the less than 12 months category for the period ended December 31, 2015 consists primarily of Corporate bonds in the energy sector, which have been impacted by the recent decline in oil prices.

As of September 30, 2016 and December 31, 2015, the largest unrealized loss by a non-government backed issuer in the investment portfolio was $0.4 million and $2.6 million, respectively.

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

For Equity securities, our Company performs a fundamental analysis of the issuer, including an evaluation of the mean analysts’ target price, to assess the likelihood of recovery of our cost basis in the security. Management also assesses the likelihood of future cash flows, dividends and increases to dividends, all of which affect the securities eligibility for our equity strategy and therefore our intent to hold the security.  If an equity security is deemed to be other-than-temporarily-impaired, the cost is written down to fair value with the loss recognized in earnings.

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

As of September 30, 2016, our Company does not intend to sell, and it is more-likely-than-not that it will not be required to sell any of its securities with unrealized losses before they recover in value.

Our Company had no credit related OTTI losses during the three months ended September 30, 2016.  Our Company had one credit related OTTI loss of $0.2 million in the Fixed maturities portfolio during the nine months ended September 30, 2016.  Our Company had three credit related losses totaling $1.3 million and $1.7 million in the equity portfolio during the three and nine months ended September 30, 2015, respectively.

The following table summarizes the cumulative amounts related to our Company’s credit loss portion of the OTTI losses on Fixed maturities for the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended September 30,		Nine Months Ended September 30,
amounts in thousands	2016	2015	2016	2015
Beginning balance	$2,511	$2,361	$2,361	$2,361
Additions for credit loss impairments recognized in the current period on securities not previously impaired	—	—	150	—
Additions for credit loss impairments recognized in the current period on securities previously impaired	—	—	—	—
Reductions for credit loss impairments previously recognized on securities sold during the period	(150)	—	(150)	—
Ending balance	$2,361	$2,361	$2,361	$2,361

Our Company’s Net investment income was derived from the following sources:

	Three Months Ended September 30,		Nine Months Ended September 30,
amounts in thousands	2016	2015	2016	2015
Fixed maturities	$17,124	$15,353	$50,781	$45,660
Equity securities	3,540	2,543	10,418	6,383
Short-term investments	70	272	568	604
Total investment income	$20,734	$18,168	$61,767	$52,647
Investment expenses	(859)	(797)	(2,423)	(2,428)
Net investment income	$19,875	$17,371	$59,344	$50,219

Realized gains and losses, excluding net OTTI losses recognized in earnings, for the periods indicated, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
amounts in thousands	2016	2015	2016	2015
Fixed maturities:
Gains	$1,356	$484	$5,200	$2,889
Losses	(1,221)	(667)	(3,086)	(2,757)
Fixed maturities, net	$135	$(183)	$2,114	$132
Short-term:
Gains	$128	$9	$803	$109
Losses	(107)	(120)	(250)	(273)
Short-term, net	$21	$(111)	$553	$(164)
Equity securities:
Gains	$1,443	$1,107	$3,123	$12,185
Losses	(13)	(295)	(647)	(1,700)
Equity securities, net	$1,430	$812	$2,476	$10,485
Net realized gains (losses)	$1,586	$518	$5,143	$10,453

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

Other invested assets are measured at net asset value as a practical expedient for fair value.

The following tables present, for each of the fair value hierarchy levels as defined by the accounting guidance for fair value measurements and described above, our Company’s Fixed maturities and Equity securities by asset class that are measured at fair value on a recurring basis, as well as the fair value of the 5.75% Senior notes due October 15, 2023 (the “Senior notes”) carried at amortized cost as of September 30, 2016 and December 31, 2015:

	September 30, 2016
amounts in thousands	Level 1	Level 2	Level 3	Fair Value based on net asset value	Total
Fixed maturities:
U.S. Treasury bonds, agency bonds and foreign government bonds	$55,159	$206,871	$—	$—	$262,030
States, municipalities and political subdivisions	—	580,324	—	—	580,324
Mortgage-backed and asset-backed securities:
Agency mortgage-backed securities	—	526,069	—	—	526,069
Residential mortgage obligations	—	27,055	—	—	27,055
Asset-backed securities	—	288,636	—	—	288,636
Commercial mortgage-backed securities	—	165,405	—	—	165,405
Subtotal	$—	$1,007,165	$—	$—	$1,007,165
Corporate bonds	—	810,898	—	—	810,898
Total fixed maturities	$55,159	$2,605,258	$—	$—	$2,660,417
Equity securities	158,963	183,714	—		342,677
Other invested assets	—	—	—	2,021	2,021
Short-term investments	134,273	—	—	—	134,273
Total assets measured at fair value	$348,395	$2,788,972	$—	$2,021	$3,139,388
Senior notes	$—	$294,080	$—	$—	$294,080
Total liabilities measured at fair value	$—	$294,080	$—	$—	$294,080

	December 31, 2015
amounts in thousands	Level 1	Level 2	Level 3	Total
Fixed maturities:
U.S. Treasury bonds, agency bonds and foreign government bonds	$67,394	$185,488	$—	$252,882
States, municipalities and political subdivisions	—	576,859	—	576,859
Mortgage-backed and asset-backed securities:
Agency mortgage-backed securities	—	379,269	—	379,269
Residential mortgage obligations	—	30,465	—	30,465
Asset-backed securities	—	225,012	—	225,012
Commercial mortgage-backed securities	—	189,713	—	189,713
Subtotal	$—	$824,459	$—	$824,459
Corporate bonds	—	760,010	—	760,010
Total fixed maturities	$67,394	$2,346,816	$—	$2,414,210
Equity securities	126,455	178,816	—	305,271
Short-term investments	217,745	—	—	217,745
Total assets measured at fair value	$411,594	$2,525,632	$—	$2,937,226
Senior notes	$—	$282,486	$—	$282,486
Total liabilities measured at fair value	$—	$282,486	$—	$282,486

All other financial assets and liabilities including Cash, Premium receivable, Reinsurance recoverable and Reinsurance balances payable are carried at cost, which approximates fair value

Our Company did not have any significant transfers between Level 1 and Level 2 classifications for the three and nine months ended September 30, 2016 and 2015.

As of September 30, 2016, our Company did not have any Level 3 assets.

NOTE 5. CEDED REINSURANCE

As of September 30, 2016, the credit quality distribution of our Company’s Reinsurance recoverable of $1.1 billion for ceded paid losses, ceded unpaid losses and LAE, and ceded unearned premiums based on insurer financial strength ratings from A.M. Best or S&P was not significantly different from the credit quality distribution as of December 31, 2015.

Our allowance for uncollectible reinsurance was $10.4 million as of September 30, 2016 and $6.9 million as of December 31, 2015. The increase is primarily due to lower expectations of recoveries from a reinsurer.

As of September 30, 2016, our 10 largest reinsurers measured by the amount of Reinsurance recoverable for ceded losses and LAE and ceded unearned premium, together with the reinsurance recoverable and collateral, were not significantly different from December 31, 2015.

NOTE 6.  COMMITMENTS AND CONTINGENCIES

In 2013, the State of Connecticut (“the State”) awarded our Company up to $11.5 million ($8.0 million in loans and $3.5 million in grants) to move our corporate headquarters to Stamford, Connecticut.  The loan is non-interest bearing, has a term of 10 years and is subject to forgiveness based on our compliance with certain conditions set forth in the agreement with the State.  The amount of the loan to be received is dependent on our Company reaching certain milestones for creation of new jobs over a five-year period, and the funds are to be used to offset certain equipment purchases, facility costs, training of employees and other eligible project-related costs.  Our Company completed the move to Stamford in September 2013 and received $7.5 million of the award, which is comprised of $6.0 million of the loan and $1.5 million of the grant for reaching the first job milestone.  Under the terms of the agreement with the State, our Company was required to maintain an average of 100 full-time employees in Connecticut over a 12-month period in order for the State to forgive the initial $6.0 million of the loan.  In addition, as soon as our Company achieved a total of 150 full-time employees in Connecticut, we became eligible to receive an additional $1.0 million of the loan and $0.5 million of the grant.  On October 20, 2015, our Company received a letter from the State determining that we had achieved both of these milestones.  As a result, our Company earned a loan forgiveness credit of $6.0 million with the State and received the additional $1.0 million of the loan and $0.5 million of the grant.  Earning of the remaining portions of the grant and forgiveness of any outstanding amounts of the loan is subject to certain conditions, including maintaining a certain number of required jobs for an extended period of time.  Our Company expects to meet all the conditions for the State to forgive the loan. Accordingly, our Company is recognizing the amount of loan and grants received over the period in which offsetting expenses are recognized. Our Company recognized $0.4 million and $1.1 million of the incentive for the three and nine months ended September 30, 2016. As of September 30, 2016 and December 31, 2015, our Company has deferred revenue of $5.1 million and $6.3 million, respectively, which is included in Other liabilities on the Consolidated Balance Sheets.

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

NOTE 7.  STOCK-BASED COMPENSATION

Stock-based compensation granted under our Company’s stock plans is expensed in tranches over the vesting period. Options and non-performance based grants generally vest equally over a three or four-year period and the options have a maximum term of ten years.  For the nine months ended September 30, 2016, we granted 216,973 stock incentive units at a grant price between $80.98 and $92.56.  Each performance unit and restricted stock unit represents a contingent right to receive one share of common stock as of the vesting date.  Such common stock may be subject to forfeiture for the payment of any required tax withholding.

NOTE 8. STOCKHOLDERS’ EQUITY

On May 26, 2016, our Board of Directors declared its intention to pay a regular quarterly cash dividend on The Navigators Group, Inc. Common stock.   On July 15, 2016 our Company paid a dividend of $0.09 per share on The Navigators Group, Inc. Common stock to Stockholders of record on June 20, 2016.  On September 30, 2016, our Company paid a dividend of $0.09 per share on The Navigators Group, Inc. Common stock to Stockholders of record on August 19, 2016.

The declaration and amount of any future dividend will be at the discretion of the Board of Directors, and will depend upon many factors, including financial condition, results of operations, business requirements, regulatory, legal constraints and other factors the Board of Directors deems relevant.

NOTE 9. SUBSEQUENT EVENTS

On November 3, 2016, our Board of Directors declared a cash dividend on The Navigators Group, Inc. Common stock of $0.09  per share, payable on December 29, 2016 to Stockholders of record on November 18, 2016.

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

The following is a list of GAAP and non-GAAP measures found throughout this report with their definitions, relationships to GAAP measures and explanations of their importance to our operations:

Underwriting Profit (Loss)

Underwriting profit (loss) represents one measure of the pretax profitability of our insurance operations and is derived by subtracting Net losses and LAE incurred, Commission expenses, Other operating expenses and Other underwriting income (expense) from Net earned premiums.  This information is available in total and by segment in Note 2 – Segment Information in the Interim Consolidated Financial Statements as of September 30, 2016.  The nearest comparable GAAP measure is Income before income taxes which, in addition to Net underwriting profit (loss), includes Net investment income, OTTI, Net realized gains (losses) on investments, Interest expense and Other income (loss).

Combined Ratio

The Combined ratio is a common insurance industry measure of profitability for any underwriting operation and is calculated in two components. First, the loss ratio is Net losses and LAE divided by Net earned premiums. The second component, the expense ratio, reflects the sum of Commission expenses, insurance operating expenses and Other underwriting income (expense), divided by Net earned premiums. All items included in these components of the Combined ratio are presented in our GAAP Consolidated Financial Statements. The sum of the loss and expense ratios is the Combined ratio. The difference between the Combined ratio and 100% reflects the rate of Underwriting profit (loss). For example, a Combined ratio of 85 percent implies that for every $100 of premium we earn, we record $15 of Underwriting profit.

Net Operating Earnings

Net operating earnings is calculated as Net income before after-tax Net realized gains (losses), after-tax OTTI losses recognized in earnings, and after-tax net realized and unrealized foreign exchange gains (losses) resulting from foreign currency transactions (transactions denominated in a currency other than the entity’s functional currency) and translation adjustments (translation of foreign currency denominated assets and liabilities into U.S. dollars (“USD”)).

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

Unless the context requires otherwise, the terms “we,” “us,”  “our,” or “our Company” are used to mean The Navigators Group, Inc., a Delaware holding company established in 1982, and its subsidiaries.  The term “Parent Company” is used to mean The Navigators Group, Inc. without its subsidiaries.

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

As a result of Brexit, for the nine months ended September 30, 2016, the Great British pound (“GBP”) exchange rate experienced a significant decline in value against the USD.  As a result, we have recorded realized and unrealized foreign exchange gains in Other income primarily due to a net GBP monetary liability in our foreign, U.S. functional currency subsidiaries.    Additionally, we recorded a foreign currency translation loss in AOCI, primarily due to our GBP portfolio investments in NIIC, a GBP functional currency subsidiary.  These assets are also the principal driver of the foreign exchange effect in our cash accounts.

Financial Highlights – Selected Indicators

	Three Months Ended		Nine Months Ended
amounts in thousands, except per share amounts	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Results of operations data:
Net earned premiums	$284,010	$254,082	$816,360	$732,542
Net investment income	19,875	17,371	59,344	50,219
Underwriting profit (loss)	12,513	16,703	26,611	50,989
Net income	22,013	18,201	61,135	63,314
Net income per diluted share	$1.46	$1.23	$4.08	$4.29

amounts in thousands, except per share amounts	As of September 30, 2016	As of December 31, 2015
Balance sheet data:
Total assets	$4,897,396	$4,584,012
Total shareholders' equity	$1,204,281	$1,096,148
Book value per share	$82.71	$75.96

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

Results of Operations

The following table presents a summary of our consolidated financial results for the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended September 30,		Nine Months Ended September 30,		% Change
amounts in thousands	2016	2015	2016	2015	QTD	YTD
Gross written premiums	$374,930	$354,062	$1,201,372	$1,129,993	5.9%	6.3%
Ceded written premiums	(97,929)	(102,123)	(298,016)	(330,852)	(4.1%)	(9.9%)
Net written premiums	277,001	251,939	903,356	799,141	9.9%	13.0%
Net earned premiums	284,010	254,082	816,360	732,542	11.8%	11.4%
Net losses and LAE	(172,793)	(146,546)	(492,955)	(418,717)	17.9%	17.7%
Commission expenses	(42,611)	(34,253)	(120,891)	(98,638)	24.4%	22.6%
Other operating expenses	(56,137)	(56,599)	(176,020)	(164,297)	(0.8%)	7.1%
Other underwriting income (expense)	44	19	117	99	131.6%	18.2%
Underwriting profit (loss)	$12,513	$16,703	$26,611	$50,989	(25.1%)	(47.8%)
Net investment income	19,875	17,371	59,344	50,219	14.4%	18.2%
Net realized gains (losses)	1,586	(757)	4,993	8,755	NM	(43.0%)
Interest expense	(3,859)	(3,856)	(11,575)	(11,567)	0.1%	0.1%
Other income (loss)	(227)	(2,537)	6,679	(4,737)	(91.0%)	NM
Income (loss) before income taxes	$29,888	$26,924	$86,052	$93,659	11.0%	(8.1%)
Income tax (expense) benefit	(7,875)	(8,723)	(24,917)	(30,345)	(9.7%)	(17.9%)
Net income (loss)	$22,013	$18,201	$61,135	$63,314	20.9%	(3.4%)

Net income per diluted share	$1.46	$1.23	$4.08	$4.29
Effective tax rate	26.3%	32.4%	29.0%	32.4%

Losses and LAE ratio	60.8%	57.7%	60.4%	57.2%
Commission expense ratio	15.0%	13.5%	14.8%	13.5%
Other operating expense ratio (1)	19.8%	22.2%	21.5%	22.3%
Combined ratio	95.6%	93.4%	96.7%	93.0%

NM - Percentage change not meaningful

(1)  Includes Other operating expenses and Other underwriting income (expense).

The following table calculates our Net operating earnings for the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended September 30, 2016			Three Months Ended September 30, 2015			% Change
amounts in thousands	Pre-Tax	Tax	After-Tax	Pre-Tax	Tax	After-Tax	QTD
Net income	$29,888	$(7,875)	$22,013	$26,924	$(8,723)	$18,201	20.9%
Adjustments to Net income:
Realized losses (gains)	(1,586)	555	(1,031)	757	(265)	492	NM
FX losses (gains)	227	(80)	147	2,451	(858)	1,593	(90.8%)
Net operating earnings	$28,529	$(7,400)	$21,129	$30,132	$(9,846)	$20,286	4.2%

Net operating earnings per common share:
Basic			$1.45			$1.41
Diluted			$1.40			$1.37

	Nine Months Ended September 30, 2016			Nine Months Ended September 30, 2015			% Change
amounts in thousands	Pre-Tax	Tax	After-Tax	Pre-Tax	Tax	After-Tax	YTD
Net income	$86,052	$(24,917)	$61,135	$93,659	$(30,345)	$63,314	(3.4%)
Adjustments to Net income:
Realized losses (gains)	(4,993)	1,747	(3,246)	(8,755)	3,064	(5,691)	(43.0%)
FX losses (gains)	(6,679)	2,337	(4,342)	4,754	(1,664)	3,090	NM
Net operating earnings	$74,380	$(20,833)	$53,547	$89,658	$(28,945)	$60,713	(11.8%)

Net operating earnings per common share:
Basic			$3.69			$4.22
Diluted			$3.57			$4.11

NM - Percentage change not meaningful

Underwriting Profit (Loss)

Underwriting profit was $12.5 million for the three months ended September 30, 2016 comprised of $7.8 million and $5.5 million Underwriting profit from our GlobalRe and U.S. Insurance reporting segments respectively, partially offset by an Underwriting loss of $0.8 million from our Int’l Insurance reporting segment. For the three months ended September 30, 2015, we reported an Underwriting profit of $16.7 million comprised of $10.2 million and $9.9 million Underwriting profit from our U.S. Insurance and GlobalRe reporting segments respectively, partially offset by an Underwriting loss of $3.4 million from our Int’l Insurance reporting segment.

Underwriting profit was $26.6 million for the nine months ended September 30, 2016, comprised of $24.9 million and $12.1 million Underwriting profit from our U.S. Insurance and GlobalRe reporting segments respectively, partially offset by an Underwriting loss of $10.4 million from our Int’l Insurance reporting segment.  Underwriting profit was $51.0 million for the nine months ended September 30, 2015 comprised of $25.3 million, $19.5 million, and $6.2 million for our U.S. Insurance,  GlobalRe and Int’l Insurance reporting segments, respectively.

For additional information on the drivers of Underwriting profit see the U.S. Insurance, Int’l Insurance and GlobalRe reporting segment results sections included herein.

A major component of our Underwriting profit (loss) is due to Net losses and LAE.  The following tables present the impact of changes in reserves and reinsurance reinstatement premiums (“RRPs”) on our Net losses and LAE ratio for the three and nine months ended September 30, 2016 and 2015 (note: accident year is abbreviated “AY”):

	Three Months Ended September 30,		Point
	2016	2015	Change
Net losses and LAE ratio, reported	60.8%	57.7%	3.1
RRPs	0.1%	(0.3%)	0.4
Additional net current AY reserve release/(development)	(4.3%)	(2.9%)	(1.4)
Net prior AY reserve release/(strengthening)	0.4%	5.5%	(5.1)
Net losses and LAE ratio, adjusted	57.0%	60.0%	(3.0)

	Nine Months Ended September 30,		Point
	2016	2015	Change
Net losses and LAE ratio, reported	60.4%	57.2%	3.2
RRPs	(0.1%)	(0.0%)	(0.1)
Additional net current AY reserve release/(development)	(4.4%)	(2.0%)	(2.4)
Net prior AY reserve release/(strengthening)	1.4%	4.6%	(3.2)
Net losses and LAE ratio, adjusted	57.3%	59.8%	(2.5)

For the three months ended September 30, 2016, we recorded $1.0 million of net prior AY reserve release, mostly due to $3.1 million and $2.9 million from our GlobalRe and Int’l Insurance reporting segments respectively, partially offset by $4.9 million from our U.S. Insurance reporting segment.  This was offset by $12.3 million of additional net current AY development including $11.5 million from our Int’l Insurance reporting segment and $1.4 million from our GlobalRe reporting segment in response to catastrophic events (“CAT”), primarily the Ecuador Earthquake, slightly offset by $0.7 million of additional net current AY reserve release from our Int’l Insurance reporting segment due to favorable CAT emergence, and favorable RRPs of $0.6 million, mostly from our GlobalRe reporting segment.

For the three months ended September 30, 2015, we recorded $14.1 million of net prior AY reserve releases comprised of $7.1 million, $4.3 million and $2.8 million from our U.S. Insurance, GlobalRe and Int’l Insurance reporting segments, respectively, partially offset by $7.5 million of additional net current AY reserve development mostly from our Int’l Insurance reporting segment and $1.3 million of RRPs.

For the nine months ended September 30, 2016, we recorded $11.6 million of net prior AY reserve release comprised of $5.4 million, $4.5 million and $1.8 million from our Int’l Insurance, GlobalRe and U.S. Insurance reporting segments, respectively.  This was offset by $35.6 million of additional net current AY reserve development, of which $19.0 million was due to CATs, including $11.8 million related to the Alberta Wildfires, $4.3 million due to the Ecuador Earthquake and $2.9 million due to the Taiwan Earthquake, as well as $16.6 million of non-CAT additional net current AY reserve development and $1.7 million of RRPs, mostly from our Int’l Insurance reporting segment.

For the nine months ended September 30, 2015, we recorded $34.0 million of net prior AY reserve releases comprised of $21.3 million, $8.4 million and $4.3 million from our U.S. Insurance, Int’l Insurance and GlobalRe reporting segments, respectively, and $0.2 million of RRPs, partially offset by $15.0 million of additional net current AY reserve development related to large loss activity mostly from our Int’l Insurance and U.S. Insurance reporting segments.

Net Investment Income

Our Net investment income was derived from the following sources:

	Three Months Ended September 30,		Nine Months Ended September 30,
amounts in thousands	2016	2015	2016	2015
Fixed maturities	$17,124	$15,353	$50,781	$45,660
Equity securities	3,540	2,543	10,418	6,383
Short-term investments	70	272	568	604
Total investment income	$20,734	$18,168	$61,767	$52,647
Investment expenses	(859)	(797)	(2,423)	(2,428)
Net investment income	$19,875	$17,371	$59,344	$50,219

The increase in total Net investment income for the three and nine months ended September 30, 2016 as compared to the same periods in the prior year was primarily due to growth of invested assets, and to a lesser extent an increase in the overall portfolio yield, mostly due to the increased allocation to preferred stocks. The annualized pre-tax yield, excluding Net realized gains and losses and OTTI losses recognized in earnings, for the three months ended September 30, 2016 and 2015, was 2.5%.  The annualized pre-tax yield, excluding Net realized gains and losses and OTTI losses recognized in earnings, for the nine months ended September 30, 2016 and 2015, was 2.6% and 2.4%, respectively.

As part of our overall investment strategy, we seek to build a tax efficient investment portfolio.  The tax-exempt portfolio was 18.1% of the Fixed maturities portfolio as of September 30, 2016.  Additionally, substantially all of our equity portfolio is invested in tax efficient securities which qualify for the dividends received deduction.  The tax equivalent yield for the three and nine months ended September 30, 2016 and 2015, was 2.8% and 2.6%, respectively.

OTTI Losses Recognized in Earnings

Our Company had no credit related OTTI losses during the three months ended September 30, 2016.  Our Company had one credit related OTTI loss of $0.2 million in the Fixed maturities portfolio during the nine months ended September 30, 2016.  Our Company had three credit related losses totaling $1.3 million and $1.7 million during the three and nine months ended September 30, 2015, respectively, which were for certain common stocks in the energy sector and aerospace industry that were impacted by global economic events.

Net Realized Gains and Losses

Net realized gains and losses, excluding OTTI losses recognized in earnings, for the periods indicated were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
amounts in thousands	2016	2015	2016	2015
Fixed maturities:
Gains	$1,356	$484	$5,200	$2,889
Losses	(1,221)	(667)	(3,086)	(2,757)
Fixed maturities, net	$135	$(183)	$2,114	$132
Short-term:
Gains	$128	$9	$803	$109
Losses	(107)	(120)	(250)	(273)
Short-term, net	$21	$(111)	$553	$(164)
Equity securities:
Gains	$1,443	$1,107	$3,123	$12,185
Losses	(13)	(295)	(647)	(1,700)
Equity securities, net	$1,430	$812	$2,476	$10,485
Net realized gains (losses)	$1,586	$518	$5,143	$10,453

Net realized gains and losses are generated as part of the normal ongoing management of our investment portfolio. Net realized gains of $1.6 million for the three months ended September 30, 2016 are primarily due to the sale of common equity securities and government bonds, partially offset by foreign currency losses on our Canadian portfolio. Net realized gains of $5.1 million for the nine months ended September 30, 2016 are primarily due to the sale of government, municipal and Corporate bonds, partially offset by foreign currency losses on our Canadian portfolio.  Net realized gains of $0.5 million and $10.5 million for the three and nine months ended September 30, 2015, respectively, are primarily due to the sale of common equities.  Realized losses for the three and nine months ended September 30, 2015 in the Fixed maturities portfolio are primarily driven by foreign currency losses on our Canadian portfolio.

Interest Expense

Interest expense was $3.9 million and $11.6 million for three and nine months ended September 30, 2016, respectively, relating to our $265.0 million principal amount of the Senior notes.  The effective interest rate related to the Senior notes, based on the proceeds net of discount and all issuance costs, is approximately 5.86%.

Other Income (Loss)

Other income (loss) for the three and nine months ended September 30, 2016 was a $0.2 million loss and a $6.7 million gain, respectively, and primarily consists of realized and unrealized foreign exchange gains and losses.  The year to date foreign exchange gains are mostly driven by the strengthening of the USD against the GBP.

Income Taxes

We recorded an Effective tax rate of 26.3% and 29.0% for the three and nine months ended September 30, 2016, respectively, compared to 32.4% for the same periods in 2015.  The decreases of 6.1 and 3.4 points, for the three and nine months ended September 30, 2016, respectively, is mostly driven by the benefit of the dividends received deduction from our increased investment portfolio allocation to preferred stocks.  The income tax provision has been computed based on our estimated interim annual Effective tax rate.  Our Effective tax rate for the quarter differs from the federal tax rate of 35% principally due to tax-exempt investment income and dividends received deduction.

Segment Results

The following tables summarize our Consolidated Financial Results by reporting segment for the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended September 30, 2016
	U.S.	Int'l
amounts in thousands	Insurance	Insurance	GlobalRe	Corporate (1)	Total
Net earned premiums	$161,722	$79,761	$42,527	$—	$284,010
Net losses and LAE	(106,320)	(45,043)	(21,430)	—	(172,793)
Commission expenses	(18,630)	(15,348)	(8,951)	318	(42,611)
Other operating expenses	(31,517)	(20,183)	(4,437)	—	(56,137)
Other underwriting income (expense)	240	—	122	(318)	44
Underwriting profit (loss)	$5,495	$(813)	$7,831	$—	$12,513
Net investment income				19,875	19,875
Net realized gains (losses)				1,586	1,586
Interest expense				(3,859)	(3,859)
Other income (loss)				(227)	(227)

Income before income taxes	$5,495	$(813)	$7,831	$17,375	$29,888
Income tax (expense) benefit				(7,875)	(7,875)
Net income (loss)					$22,013

Losses and LAE ratio	65.7%	56.5%	50.4%		60.8%
Commission expense ratio	11.5%	19.2%	21.0%		15.0%
Other operating expense ratio (2)	19.4%	25.3%	10.2%		19.8%
Combined ratio	96.6%	101.0%	81.6%		95.6%

(1) - Includes Corporate segment intercompany eliminations.

(2) - Includes Other operating expenses and Other underwriting income (expense).

	Three Months Ended September 30, 2015
	U.S.	Int'l
amounts in thousands	Insurance	Insurance	GlobalRe	Corporate (1)	Total
Net earned premiums	$142,409	$68,533	$43,140	$—	$254,082
Net losses and LAE	(85,140)	(39,182)	(22,224)	—	(146,546)
Commission expenses	(15,157)	(12,780)	(7,705)	1,389	(34,253)
Other operating expenses	(32,948)	(19,937)	(3,714)	—	(56,599)
Other underwriting income (expense)	1,013	—	395	(1,389)	19
Underwriting profit (loss)	$10,177	$(3,366)	$9,892	$—	$16,703
Net investment income				17,371	17,371
Net realized gains (losses)				(757)	(757)
Interest expense				(3,856)	(3,856)
Other income (loss)				(2,537)	(2,537)

Income before income taxes	$10,177	$(3,366)	$9,892	$10,221	$26,924
Income tax (expense) benefit				(8,723)	(8,723)
Net income (loss)					$18,201

Losses and LAE ratio	59.8%	57.2%	51.5%		57.7%
Commission expense ratio	10.6%	18.6%	17.9%		13.5%
Other operating expense ratio (2)	22.5%	29.1%	7.7%		22.2%
Combined ratio	92.9%	104.9%	77.1%		93.4%

(1) - Includes Corporate segment intercompany eliminations.

(2) - Includes Other operating expenses and Other underwriting income (expense).

	Nine Months Ended September 30, 2016
	U.S.	Int'l
amounts in thousands	Insurance	Insurance	GlobalRe	Corporate (1)	Total
Net earned premiums	$462,446	$235,602	$118,312	$—	$816,360
Net losses and LAE	(291,260)	(133,519)	(68,176)	—	(492,955)
Commission expenses	(50,379)	(47,524)	(24,188)	1,200	(120,891)
Other operating expenses	(96,848)	(64,997)	(14,175)	—	(176,020)
Other underwriting income (expense)	943	—	374	(1,200)	117
Underwriting profit (loss)	$24,902	$(10,438)	$12,147	$—	$26,611
Net investment income				59,344	59,344
Net realized gains (losses)				4,993	4,993
Interest expense				(11,575)	(11,575)
Other income (loss)				6,679	6,679

Income (loss) before income taxes	$24,902	$(10,438)	$12,147	$59,441	$86,052
Income tax (expense) benefit				(24,917)	(24,917)
Net income (loss)					$61,135

Losses and LAE ratio	63.0%	56.7%	57.6%		60.4%
Commission expense ratio	10.9%	20.2%	20.4%		14.8%
Other operating expense ratio (2)	20.7%	27.5%	11.7%		21.5%
Combined ratio	94.6%	104.4%	89.7%		96.7%

(1) - Includes Corporate segment intercompany eliminations.

(2) - Includes Other operating expenses and Other underwriting income (expense).

	Nine Months Ended September 30, 2015
	U.S.	Int'l
amounts in thousands	Insurance	Insurance	GlobalRe	Corporate (1)	Total
Net earned premiums	$410,804	$197,244	$124,494	$—	$732,542
Net losses and LAE	(247,094)	(101,236)	(70,387)	—	(418,717)
Commission expenses	(41,777)	(35,491)	(23,042)	1,672	(98,638)
Other operating expenses	(98,010)	(54,312)	(11,975)	—	(164,297)
Other underwriting income (expense)	1,330	—	441	(1,672)	99
Underwriting profit (loss)	$25,253	$6,205	$19,531	$—	$50,989
Net investment income				50,219	50,219
Net realized gains (losses)				8,755	8,755
Interest expense				(11,567)	(11,567)
Other income (loss)				(4,737)	(4,737)

Income (loss) before income taxes	$25,253	$6,205	$19,531	$42,670	$93,659
Income tax (expense) benefit				(30,345)	(30,345)
Net income (loss)					$63,314

Losses and LAE ratio	60.1%	51.3%	56.5%		57.2%
Commission expense ratio	10.2%	18.0%	18.5%		13.5%
Other operating expense ratio (2)	23.6%	27.6%	9.3%		22.3%
Combined ratio	93.9%	96.9%	84.3%		93.0%

(1) - Includes Corporate segment intercompany eliminations.

(2) - Includes Other operating expenses and Other underwriting income (expense).

U.S. Insurance

The following tables summarize our Underwriting profit (loss) by operating segment for our U.S. Insurance reporting segment for the three and nine months ended September 30, 2016 and 2015:

	U.S. Insurance
	Three Months Ended September 30, 2016
amounts in thousands	Marine	P&C	Professional Liability	Total	% Change Total
Gross written premiums	$40,271	$161,600	$32,776	$234,647	7.3%
Ceded written premiums	(17,636)	(36,011)	(7,712)	(61,359)	(3.8%)
Net written premiums	22,635	125,589	25,064	173,288	11.8%

Net earned premiums	$25,465	$115,971	$20,286	$161,722	13.6%
Net losses and LAE	(14,974)	(74,129)	(17,217)	(106,320)	24.9%
Commission expenses	(2,117)	(13,664)	(2,849)	(18,630)	22.9%
Other operating expenses	(6,767)	(19,997)	(4,753)	(31,517)	(4.3%)
Other underwriting income (expense)	126	104	10	240	(76.3%)

Underwriting profit (loss)	$1,733	$8,285	$(4,523)	$5,495	(46.0%)

Losses and LAE ratio	58.8%	63.9%	84.9%	65.7%
Commission expense ratio	8.3%	11.8%	14.0%	11.5%
Other operating expense ratio (1)	26.1%	17.2%	23.4%	19.4%
Combined ratio	93.2%	92.9%	122.3%	96.6%

(1) - Includes Other operating expenses and Other underwriting income (expense).

	U.S. Insurance
	Three Months Ended September 30, 2015
amounts in thousands	Marine	P&C	Professional Liability	Total
Gross written premiums	$35,529	$154,009	$29,245	$218,783
Ceded written premiums	(13,865)	(34,902)	(14,986)	(63,753)
Net written premiums	21,664	119,107	14,259	155,030

Net earned premiums	$24,292	$104,473	$13,644	$142,409
Net losses and LAE	(7,349)	(69,054)	(8,737)	(85,140)
Commission expenses	(2,412)	(11,711)	(1,034)	(15,157)
Other operating expenses	(6,754)	(20,581)	(5,613)	(32,948)
Other underwriting income (expense)	214	735	64	1,013

Underwriting profit (loss)	$7,991	$3,862	$(1,676)	$10,177

Losses and LAE ratio	30.3%	66.1%	64.0%	59.8%
Commission expense ratio	9.9%	11.2%	7.6%	10.6%
Other operating expense ratio (1)	26.9%	19.0%	40.7%	22.5%
Combined ratio	67.1%	96.3%	112.3%	92.9%

(1) - Includes Other operating expenses and Other underwriting income (expense).

	U.S. Insurance
	Nine Months Ended September 30, 2016
amounts in thousands	Marine	P&C	Professional Liability	Total	% Change Total
Gross written premiums	$129,621	$471,532	$88,065	$689,218	4.7%
Ceded written premiums	(53,823)	(103,286)	(21,365)	(178,474)	(15.6%)
Net written premiums	75,798	368,246	66,700	510,744	14.3%

Net earned premiums	$73,636	$335,342	$53,468	$462,446	12.6%
Net losses and LAE	(35,448)	(217,898)	(37,914)	(291,260)	17.9%
Commission expenses	(5,775)	(38,337)	(6,267)	(50,379)	20.6%
Other operating expenses	(20,956)	(61,568)	(14,324)	(96,848)	(1.2%)
Other underwriting income (expense)	357	550	36	943	(29.1%)

Underwriting profit (loss)	$11,814	$18,089	$(5,001)	$24,902	(1.4%)

Losses and LAE ratio	48.1%	65.0%	70.9%	63.0%
Commission expense ratio	7.8%	11.4%	11.7%	10.9%
Other operating expense ratio (1)	28.1%	18.2%	26.8%	20.7%
Combined ratio	84.0%	94.6%	109.4%	94.6%

(1) - Includes Other operating expenses and Other underwriting income (expense).

	U.S. Insurance
	Nine Months Ended September 30, 2015
amounts in thousands	Marine	P&C	Professional Liability	Total
Gross written premiums	$118,167	$458,371	$81,559	$658,097
Ceded written premiums	(45,177)	(123,765)	(42,423)	(211,365)
Net written premiums	72,990	334,606	39,136	446,732

Net earned premiums	$74,193	$291,648	$44,963	$410,804
Net losses and LAE	(28,952)	(194,910)	(23,232)	(247,094)
Commission expenses	(8,873)	(29,018)	(3,886)	(41,777)
Other operating expenses	(20,129)	(60,976)	(16,905)	(98,010)
Other underwriting income (expense)	389	876	65	1,330

Underwriting profit (loss)	$16,628	$7,620	$1,005	$25,253

Losses and LAE ratio	39.0%	66.8%	51.7%	60.1%
Commission expense ratio	12.0%	9.9%	8.6%	10.2%
Other operating expense ratio (1)	26.6%	20.7%	37.5%	23.6%
Combined ratio	77.6%	97.4%	97.8%	93.9%

(1) - Includes Other operating expenses and Other underwriting income (expense).

Gross Written Premiums

Gross written premiums increased $15.9 million for the three months ended September 30, 2016 compared to the same period in 2015, primarily driven by a $7.6 million increase in our U.S. P&C operating segment due to new business production and higher renewal retention in our Auto, Property, Life Sciences and Commercial Excess Casualty products, partially offset by declines in our Specialty Excess Casualty product and Primary Casualty division as a result of difficult market conditions.  In addition, our U.S. Marine operating segment increased $4.7 million due to higher renewal retention within our Marine Liability product and new business production within our Inland Marine product, and our U.S. Professional Liability operating segment increased $3.5 million due to new business production within our D&O division.

Gross written premiums increased $31.1 million for the nine months ended September 30, 2016 compared to the same period in 2015 driven by a $13.2 million increase in our U.S. P&C operating segment due to new business production from our Property, Auto, Life Sciences and Commercial Excess Casualty products, partially offset by declines in our Specialty Excess Casualty product and Primary Casualty division as a result of difficult market conditions.  Our U.S. Marine operating segment increased $11.5 million due to new business production within our Cargo and Craft products, and our U.S. Professional Liability operating segment increased $6.5 million due to new business production and increased renewals within our D&O division.

Average renewal premium rates for our U.S. Insurance reporting segment for the three months ended September 30, 2016 increased 0.2%, driven by 0.9% and 0.5% increases within our U.S. Professional Liability and U.S. P&C operating segments, respectively, partially offset by a 1.5% decrease in our U.S. Marine operating segment. The decrease in rates within our U.S. Marine operating segment was offset by new business production and higher renewal retention.

For the nine months ended September, 30, 2016, our average renewal premium rates were flat at 0.0% due to offsetting trends in rate changes across operating segments.  Our U.S. Marine operating segment started off the year strong, but has endured a steady decline in rates, reporting 0.2% positive rate change for the year.  Alternatively, our U.S. P&C and U.S. Professional Liability operating segments began the year with unfavorable rate changes, but have steadily improved during the year resulting in only 0.1% negative rate change in our U.S. P&C operating segment while rates are flat within our U.S. Professional Liability operating segment.

Ceded Written Premiums

Ceded written premiums decreased $2.4 million for the three months ended September 30, 2016 compared to the same period in 2015, primarily driven by a decrease within our U.S. Professional Liability operating segment due to the nonrenewal of our E&O proportional reinsurance treaty in the fourth quarter 2015 and the year over year effect of the third quarter 2015 RRP’s of $1.4 million in our U.S. P&C operating segment. This was partially offset by an increase within our U.S. Marine operating segment due to increases in our proportional reinsurance coverage across certain product lines.

Ceded written premiums decreased $32.9 million for the nine months ended September 30, 2016 compared to the same period in 2015, primarily due to a reduction on our Excess Casualty and Professional Liability risks in the third quarter 2015, the nonrenewal of our E&O proportional reinsurance treaty in the fourth quarter 2015 and the year over year effect of the third quarter 2015 RRP’s of $1.6 million and $1.4 million in our U.S. Marine and P&C operating segments.  This was partially offset by an increase in our U.S. Marine operating segment due to increases in our proportional reinsurance coverages mentioned above.

Net Earned Premiums

Net earned premiums increased $19.3 million and $51.6 million for the three and nine months ended September 30, 2016, respectively, compared to the same periods in 2015, primarily due to growth in Gross written premiums and a reduced level of proportional reinsurance across our U.S. P&C and U.S. Professional Liability operating segments.

Net Losses and LAE

The Net losses and LAE reserves as of September 30, 2016 and December 31, 2015 are as follows:

	U.S. Insurance
	As of September 30, 2016				As of December 31, 2015
amounts in thousands	Marine	P&C	Professional Liability	Total	Marine	P&C	Professional Liability	Total	Total % Change
Case reserves	$58,332	$188,495	$29,482	$276,309	$68,677	$170,988	$42,546	$282,211	(2.1%)
IBNR reserves	53,462	584,581	63,105	701,148	55,408	514,777	60,528	630,713	11.2%
Total	$111,794	$773,076	$92,587	$977,457	$124,085	$685,765	$103,074	$912,924	7.1%

The following tables present the impact of RRPs and reserve development on our Net losses and LAE ratio for the three and nine months ended September 30, 2016:

	U.S. Insurance
	Three Months Ended September 30, 2016				Three Months Ended September 30, 2015
			Professional				Professional		Point
	Marine	P&C	Liability	Total	Marine	P&C	Liability	Total	Change
Net losses and LAE ratio, reported	58.8%	63.9%	84.9%	65.7%	30.3%	66.1%	64.0%	59.8%	5.9
RRPs	(0.0%)	0.0%	0.0%	0.0%	(0.1%)	(0.9%)	0.0%	(0.7%)	0.7
Additional net current AY reserve release/(development)	(0.1%)	(0.1%)	0.0%	(0.1%)	0.0%	0.0%	0.0%	0.0%	(0.1)
Net prior AY reserve release/(strengthening)	0.1%	0.1%	(24.8%)	(3.0%)	28.9%	0.0%	0.0%	4.9%	(7.9)
Net losses and LAE ratio, adjusted	58.8%	63.9%	60.1%	62.6%	59.1%	65.2%	64.0%	64.0%	(1.4)

	U.S. Insurance
	Nine Months Ended September 30, 2016				Nine Months Ended September 30, 2015
			Professional				Professional		Point
	Marine	P&C	Liability	Total	Marine	P&C	Liability	Total	Change
Net losses and LAE ratio, reported	48.1%	65.0%	70.9%	63.0%	39.0%	66.8%	51.7%	60.1%	2.9
RRPs	(0.2%)	0.0%	0.0%	(0.0%)	(0.8%)	(0.3%)	0.0%	(0.4%)	0.4
Additional net current AY reserve release/(development)	(0.0%)	(0.5%)	0.0%	(0.3%)	0.0%	(1.7%)	0.0%	(1.2%)	0.9
Net prior AY reserve release/(strengthening)	10.5%	(0.3%)	(9.4%)	0.4%	19.9%	0.3%	11.5%	5.1%	(4.7)
Net losses and LAE ratio, adjusted	58.4%	64.2%	61.5%	63.1%	58.1%	65.1%	63.2%	63.6%	(0.5)

For the three months ended September 30, 2016, our U.S. Insurance reporting segment recorded $4.9 million of net prior AY reserve strengthening, primarily due to $5.0 million of strengthening from our D&O division within our U.S. Professional Liability operating segment comprised of $3.5 million of large loss activity and $1.5 million of bad debt expense due to lower expectations of recoveries from a large reinsurer.

For the three months ended September 30, 2015, our U.S. Insurance reporting segment recorded $7.1 million of net prior AY reserve releases from our U.S. Marine operating segment due to favorable loss emergence.

For the nine months ended September 30, 2016, our U.S. Insurance reporting segment recorded $1.8 million of net prior AY reserve releases, comprised of $7.7 million from our U.S. Marine operating segment due to favorable loss emergence, mostly offset by net prior AY reserve strengthening of $5.0 million from our U.S. Professional Liability operating segment due to large loss activity and bad debt expense due to lower expectations of recoveries from a large reinsurer within our D&O division, $1.0 million from our U.S. P&C operating segment primarily due to large loss activity within our Primary Casualty division and $0.4 million of RRP’s from our U.S. Marine operating segment.

For the nine months ended September 30, 2015, our U.S. Insurance reporting segment recorded $21.3 million of net prior AY reserve releases, primarily driven by $15.1 million and $5.2 million of reserve releases from our U.S. Marine and U.S. Professional Liability operating segments, respectively, due to favorable loss emergence and to a lesser extent, a $1.5 million release of provision for uncollectible reinsurance due to payments of outstanding balances from one of our large reinsurers.

The changes in Net losses and LAE ratio, as adjusted, are primarily due to the mix of business earned in the applicable periods as well as changes in estimates on ultimate losses for certain divisions and products.

Commission Expenses

The Commission expense ratio for the three and nine months ended September 30, 2016 increased 0.9 and 0.7 points, respectively, as compared to the same periods in 2015, primarily driven by a reduction in ceded commission benefit within our U.S. Professional Liability and U.S. P&C operating segments resulting from the nonrenewal of a proportional reinsurance treaty that supported our E&O division and a reduction in our proportional reinsurance that supports Excess Casualty, Life Sciences, and Environmental risks.   This was partially offset by increases in ceding commission within our U.S. Marine operating segment resulting from increases in proportional reinsurance coverage across certain product lines.

Other Operating Expenses

Other operating expenses for the three and nine months ended September 30, 2016 decreased $1.4 million and $1.2 million as compared to the same periods in 2015 mostly due to decreases in non-recurring project specific information technology and professional fee expenditures.

Int’l Insurance

The following tables summarize our Underwriting profit (loss) by operating segment for our Int’l Insurance reporting segment for the three and nine months ended September 30, 2016 and 2015:

	Int'l Insurance
	Three Months Ended September 30, 2016
amounts in thousands	Marine	P&C	Professional Liability	Total	% Change Total
Gross written premiums	$38,453	$38,077	$27,954	$104,484	5.8%
Ceded written premiums	(12,631)	(15,331)	(7,232)	(35,194)	(6.9%)
Net written premiums	25,822	22,746	20,722	69,290	13.6%

Net earned premiums	$34,794	$25,584	$19,383	$79,761	16.4%
Net losses and LAE	(17,289)	(16,080)	(11,674)	(45,043)	15.0%
Commission expenses	(8,358)	(3,502)	(3,488)	(15,348)	20.1%
Other operating expenses	(7,654)	(7,913)	(4,616)	(20,183)	1.2%
Other underwriting income (expense)	—	—	—	—	NM

Underwriting profit (loss)	$1,493	$(1,911)	$(395)	$(813)	(75.8%)

Losses and LAE ratio	49.7%	62.8%	60.2%	56.5%
Commission expense ratio	24.0%	13.7%	18.0%	19.2%
Other operating expense ratio (1)	22.0%	31.0%	23.8%	25.3%
Combined ratio	95.7%	107.5%	102.0%	101.0%

NM - Percentage change not meaningful

(1) - Includes Other operating expenses and Other underwriting income (expense).

	Int'l Insurance
	Three Months Ended September 30, 2015
amounts in thousands	Marine	P&C	Professional Liability	Total
Gross written premiums	$41,002	$37,449	$20,337	$98,788
Ceded written premiums	(10,985)	(20,034)	(6,785)	(37,804)
Net written premiums	30,017	17,415	13,552	60,984

Net earned premiums	$36,792	$16,879	$14,862	$68,533
Net losses and LAE	(23,002)	(8,051)	(8,129)	(39,182)
Commission expenses	(8,227)	(2,779)	(1,774)	(12,780)
Other operating expenses	(8,233)	(6,604)	(5,100)	(19,937)
Other underwriting income (expense)	—	—	—	—

Underwriting profit (loss)	$(2,670)	$(555)	$(141)	$(3,366)

Losses and LAE ratio	62.5%	47.7%	54.7%	57.2%
Commission expense ratio	22.4%	16.5%	11.9%	18.6%
Other operating expense ratio (1)	22.4%	39.1%	34.4%	29.1%
Combined ratio	107.3%	103.3%	101.0%	104.9%

(1) - Includes Other operating expenses and Other underwriting income (expense).

	Int'l Insurance
	Nine Months Ended September 30, 2016
amounts in thousands	Marine	P&C	Professional Liability	Total	% Change Total
Gross written premiums	$151,548	$145,125	$87,694	$384,367	16.5%
Ceded written premiums	(33,274)	(57,025)	(21,776)	(112,075)	(1.4%)
Net written premiums	118,274	88,100	65,918	272,292	25.9%

Net earned premiums	$109,746	$70,608	$55,248	$235,602	19.4%
Net losses and LAE	(54,398)	(49,174)	(29,947)	(133,519)	31.9%
Commission expenses	(26,124)	(11,427)	(9,973)	(47,524)	33.9%
Other operating expenses	(24,794)	(25,686)	(14,517)	(64,997)	19.7%
Other underwriting income (expense)	—	—	—	—	NM

Underwriting profit (loss)	$4,430	$(15,679)	$811	$(10,438)	NM

Losses and LAE ratio	49.6%	69.6%	54.2%	56.7%
Commission expense ratio	23.8%	16.2%	18.1%	20.2%
Other operating expense ratio (1)	22.6%	36.4%	26.2%	27.5%
Combined ratio	96.0%	122.2%	98.5%	104.4%

NM - Percentage change not meaningful

(1) - Includes Other operating expenses and Other underwriting income (expense).

	Int'l Insurance
	Nine Months Ended September 30, 2015
amounts in thousands	Marine	P&C	Professional Liability	Total
Gross written premiums	$149,844	$112,014	$68,147	$330,005
Ceded written premiums	(30,933)	(60,676)	(22,072)	(113,681)
Net written premiums	118,911	51,338	46,075	216,324

Net earned premiums	$114,716	$43,112	$39,416	$197,244
Net losses and LAE	(63,945)	(17,015)	(20,276)	(101,236)
Commission expenses	(26,912)	(3,961)	(4,618)	(35,491)
Other operating expenses	(21,677)	(18,754)	(13,881)	(54,312)
Other underwriting income (expense)	—	—	—	—

Underwriting profit (loss)	$2,182	$3,382	$641	$6,205

Losses and LAE ratio	55.7%	39.5%	51.4%	51.3%
Commission expense ratio	23.5%	9.2%	11.7%	18.0%
Other operating expense ratio (1)	18.9%	43.5%	35.3%	27.6%
Combined ratio	98.1%	92.2%	98.4%	96.9%

(1) - Includes Other operating expenses and Other underwriting income (expense).

Gross Written Premiums

Gross written premiums increased $5.7 million for the three months ended September 30, 2016 compared to the same period in 2015, driven by growth in our Int’l Professional Liability operating segment and to a lesser extent our Int’l P&C operating segment. Our Int’l Professional Liability operating segment has increased by $7.6 million, primarily driven by increases in our E&O and D&O divisions including growth of $0.8 million from our European offices. Our Int’l P&C operating segment has increased by $0.6 million primarily driven by growth in our Property and our new Political Violence & Terror (“PV&T) products offset by a decline in our Energy & Engineering division. Our Int’l Marine operating segment decreased by $2.5 million due to decreases in our Marine Liability and Transport products partially offset by growth in our Hull and Cargo products.

Gross written premiums increased $54.4 million for the nine months ended September 30, 2016 compared to the same period in 2015, driven by growth in all of our Int’l Insurance reporting segments. Our Int’l P&C operating segment has increased by $33.1 million mainly due to continued growth in our Property and Excess Casualty divisions as well as our new PV&T product. Our Int’l Professional Liability operating segment has increased by $19.6 million mainly driven by increased premium from our D&O and E&O divisions. Our Int’l Marine operating segment increased by $1.7 million mainly driven by growth in our Cargo and Hull products and growth from new broker facilities business offset by a decrease in our Marine Liability and Protection and Indemnity (“P&I”) products.

Average renewal premium rates for our Int’l Insurance reporting segment for the three and nine months ended September 30, 2016 decreased 3.1% and 3.9%, respectively. The decline for the three months was driven by decreases of 3.6%, 3.3% and 2.5% in our Int’l P&C, Int’l Professional Liability and Int’l Marine operating segments, respectively. The decline for the nine months is driven by decreases of 7.7%, 3.6% and 1.6% in our Int’l P&C, Int’l Professional Liability and Int’l Marine operating segments, respectively.

Ceded Written Premiums

Ceded written premiums decreased $2.6 million and $1.6 million for the three and nine months ended September 30, 2016 respectively, compared to the same periods in 2015. Our Ceded written premium decrease for the three months ended September 30, 2016 is primarily driven by our Int’l P&C operating segment, where we decreased cession percentages on our proportional reinsurance programs, compounded by the decrease in our Energy & Engineering division Gross written premium, which is subject to reinsurance and the increase in Gross written premiums from our Property and Excess Casualty divisions which attract lower levels of ceded reinsurance.  These impacts are partially offset by $2.0 million of additional ceded premium in our P&I product in our Int’l Marine operating segment.

Our Ceded written premium decrease for nine months ended September 30, 2016 is primarily driven by reductions in our proportional reinsurance programs, most notably in our Int’l P&C and our Int’l Professional Liability operating segments.  This impact is offset by $2.2 million of RRPs of which $1.8 million is from our Int’l P&C operating segment due to losses from the Alberta Wildfires as compared to prior year, which reflected a $2.0 million RRP reversal due to favorable development on prior year CAT event loss reserves.

Net Earned Premiums

Net earned premiums increased $11.2 million and $38.4 million for the three and nine months ended September 30, 2016, respectively, compared to the same periods in 2015, driven by the continued growth in our Int’l Professional Liability operating segment, more specifically within our E&O and D&O divisions. Our Int’l P&C operating segment saw growth in our Property and Excess Casualty divisions and from our new PV&T product partially offset by the RRPs noted above. This growth has been offset by our Int’l Marine operating segment which experienced decreases in our Marine Liability and P&I products partially offset by an increase in our Cargo and Hull products.

Net Losses and LAE

The Net losses and LAE reserves as of September 30, 2016 and December 31, 2015 are as follows:

	Int'l Insurance
	As of September 30, 2016				As of December 31, 2015
amounts in thousands	Marine	P&C	Professional Liability	Total	Marine	P&C	Professional Liability	Total	Total % Change
Case reserves	$175,133	$58,360	$27,635	$261,128	$167,157	$40,313	$19,583	$227,053	15.0%
IBNR reserves	42,824	20,414	65,947	129,185	61,409	19,735	63,229	144,373	(10.5%)
Total	$217,957	$78,774	$93,582	$390,313	$228,566	$60,048	$82,812	$371,426	5.1%

The following tables present the impact of RRPs and reserve development on our Net losses and LAE ratio for three and nine months ended September 30, 2016 and 2015:

	Int'l Insurance
	Three Months Ended September 30, 2016				Three Months Ended September 30, 2015
			Professional				Professional		Point
	Marine	P&C	Liability	Total	Marine	P&C	Liability	Total	Change
Net losses and LAE ratio, reported	49.7%	62.8%	60.2%	56.5%	62.5%	47.7%	54.7%	57.2%	(0.7)
RRPs	0.0%	0.2%	0.0%	0.1%	0.1%	(0.0%)	0.0%	0.0%	0.1
Additional net current AY reserve release/(development)	(24.1%)	(9.6%)	0.0%	(13.6%)	(19.0%)	0.0%	0.0%	(10.2%)	(3.4)
Net prior AY reserve release/(strengthening)	23.2%	(12.1%)	(10.9%)	3.6%	9.6%	(4.4%)	0.0%	4.1%	(0.5)
Net losses and LAE ratio, adjusted	48.8%	41.3%	49.3%	46.6%	53.2%	43.3%	54.7%	51.1%	(4.5)

	Int'l Insurance
	Nine Months Ended September 30, 2016				Nine Months Ended September 30, 2015
			Professional				Professional		Point
	Marine	P&C	Liability	Total	Marine	P&C	Liability	Total	Change
Net losses and LAE ratio, reported	49.6%	69.6%	54.2%	56.7%	55.7%	39.5%	51.4%	51.3%	5.4
RRPs	(0.2%)	(1.7%)	0.0%	(0.5%)	0.9%	0.3%	0.0%	0.5%	(1.0)
Additional net current AY reserve release/(development)	(9.1%)	(21.4%)	0.0%	(10.7%)	(8.4%)	0.0%	0.0%	(4.9%)	(5.8)
Net prior AY reserve release/(strengthening)	10.5%	(5.6%)	(3.8%)	2.3%	5.3%	3.7%	2.1%	4.3%	(2.0)
Net losses and LAE ratio, adjusted	50.8%	40.9%	50.4%	47.8%	53.5%	43.5%	53.5%	51.2%	(3.4)

For the three months ended September 30, 2016, our Int’l Insurance reporting segment recorded $10.8 million of net current AY reserve strengthening driven by $8.4 million from our Int’l Marine operating segment of which $7.9 million relates to a satellite loss and to a lesser extent our Int’l P&C operating segment recorded $2.4 million driven by increased weather loss activity in our Property Division.  Our Int’l Insurance reporting segment recorded $2.9 million of net prior AY reserve releases, driven by $8.1 million from our Int’l Marine operating segment due to favorable loss emergence. This has been partially offset by our Int’l P&C operating segment which recorded $3.2 million of net prior AY strengthening due to $7.7 million due to increased weather loss activity in our Property Division offset by favorable loss emergence in our Offshore Energy product of $4.5 million. Our Int’l Professional Liability operating segment increased by $1.9 million for bad debt expense due to lower expectations of recoveries from a large reinsurer.

For the three months ended September 30, 2015, our Int’l Insurance reporting segment recorded $7.0 million of net current AY reserve strengthening from our Int’l Marine operating segment driven by our P&I product experiencing adverse loss development. In addition $2.8 million of net prior AY reserve releases were recorded, primarily driven by $3.5 million from our Int’l Marine operating segment due to favorable loss emergence partially offset by $0.7 million net prior AY reserve strengthening in our Int’l P&C operating segment.

For the nine months ended September 30, 2016, our Int’l Insurance reporting segment recorded $25.5 million of net current AY reserve development, mostly comprised of CAT losses of $10.4 million, comprised of the Taiwan Earthquake, Ecuador Earthquake and Alberta Wildfires as well as $15.1 million of net current AY strengthening driven by $7.9 million from our Cargo product relating to a satellite loss, $5.7 million from our Property Division relating to increased weather loss activity and $1.0 million from our Energy & Engineering division experiencing adverse loss emergence. Additionally our Int’l Insurance reporting segment experienced $5.4 million of net prior AY releases driven by $11.5 million of favorable loss emergence in our Int’l Marine operating segment. This was partially offset by our Int’l P&C operating segment experiencing strengthening of $10.1 million relating to the Property Division increased weather loss activity offset by $6.0 million of favorable loss emergence in our Offshore Energy product. Our Int’l Professional Liability operating segment increased by $1.9 million as a result of a bad debt expense due to lower expectations of recoveries from a large reinsurer. In addition, we were unfavorably impacted by $2.2 million of RRPs as noted above.

For the nine months ended September 30, 2015, our Int’l Insurance reporting segment recorded $8.4 million of net prior AY reserve releases including $6.0 million, $1.6 million and $0.8 million from our Int’l Marine, Int’l P&C and Int’l Professional Liability operating segments, respectively, as well as $2.0 million of favorable RRPs.  This was offset by $9.5 million of additional net current AY reserve development within our Int’l Marine operating segment due to large loss activity in our P&I product.

The changes in Net losses and LAE ratio, as adjusted, are primarily due to the mix of business earned driven by the repositioning of certain Hull and Cargo products in our Int’l Marine operating segment and certain E&O products within our Int’l Professional Liability operating segment.

Commission Expenses

The Commission expense ratio for the three and nine months ended September 30, 2016 increased 0.6 points and 2.2 points, respectively, as compared to the same periods in 2015. This is mainly due to growth in Net earned premium in our Property division within our Int’l P&C operating segment which is not subject to ceded proportional reinsurance, resulting in a change in business mix for 2016. In addition, there is also less proportional reinsurance across all our Int’l operating segments and to a lesser extent lower ceded reinsurance profit commissions in certain products compared to the same periods in the prior year. Included in commission in our Int’l P&C operating segment is income of $1.7 million from an accrual release for reinsurance sliding scale commission based on final calculations for the reinsurance treaty year.

Other Operating Expenses

For the three and nine months ended September 30, 2016, Other operating expenses increased $0.2 million and $10.7 million, respectively, as compared to the same periods in 2015 due to continued investment in our underwriting teams and support staff, and increased Lloyd’s charges, partially offset by favorable foreign exchange rates.

GlobalRe

The following tables summarize our Underwriting profit (loss) for our GlobalRe reporting segment for the three and nine months ended September 30, 2016 and 2015:

	GlobalRe
	Three Months Ended September 30,
amounts in thousands	2016	2015	% Change
Gross written premiums	$35,799	$36,491	(1.9%)
Ceded written premiums	(1,376)	(566)	143.2%
Net written premiums	34,423	35,925	(4.2%)

Net earned premiums	$42,527	$43,140	(1.4%)
Net losses and LAE	(21,430)	(22,224)	(3.6%)
Commission expenses	(8,951)	(7,705)	16.2%
Other operating expenses	(4,437)	(3,714)	19.5%
Other underwriting income (expense)	122	395	(69.1%)

Underwriting profit (loss)	$7,831	$9,892	(20.8%)

Losses and LAE ratio	50.4%	51.5%
Commission expense ratio	21.0%	17.9%
Other operating expense ratio (1)	10.2%	7.7%
Combined ratio	81.6%	77.1%

(1) - Includes Other operating expenses and Other underwriting income (expense).

	GlobalRe
	Nine Months Ended September 30,
amounts in thousands	2016	2015	% Change
Gross written premiums	$127,787	$141,891	(9.9%)
Ceded written premiums	(7,467)	(5,806)	28.6%
Net written premiums	120,320	136,085	(11.6%)

Net earned premiums	$118,312	$124,494	(5.0%)
Net losses and LAE	(68,176)	(70,387)	(3.1%)
Commission expenses	(24,188)	(23,042)	5.0%
Other operating expenses	(14,175)	(11,975)	18.4%
Other underwriting income (expense)	374	441	(15.2%)

Underwriting profit (loss)	$12,147	$19,531	(37.8%)

Losses and LAE ratio	57.6%	56.5%
Commission expense ratio	20.4%	18.5%
Other operating expense ratio (1)	11.7%	9.3%
Combined ratio	89.7%	84.3%

(1) - Includes Other operating expenses and Other underwriting income (expense).

Gross Written Premiums

Gross written premiums decreased $0.7 million for the three months ended September 30, 2016, compared to the same period in 2015, primarily due to the year over year effect of prior year favorable premium adjustments within our Accident & Health (“A&H”) product, partially offset by current year new business within our Agriculture and P&C products.

Gross written premiums decreased $14.1 million for the nine months ended September 30, 2016 compared to the same period in 2015, primarily due to non-renewals within our A&H product, compounded by prior year favorable premium adjustments in our A&H product, partially offset by year over year written premium growth in our Agriculture, P&C and Property Treaty products.

Ceded Written Premiums

Ceded written premiums increased $0.8 million for the three months ended September 30, 2016, compared to the same period in 2015, primarily due to an additional Surety Excess of Loss (“XOL”) contract written in the quarter compounded by higher XOL costs in our Marine and P&C products.

Ceded written premiums increased $1.7 million for the nine months ended September 30, 2016, compared to the same period in 2015, primarily due to higher costs on the XOL renewals and the additional Surety XOL contract written.

Net Earned Premiums

Net earned premiums decreased $0.6 million for the three months ended September 30, 2016, compared to the same period in 2015, primarily due to the continued impact of the non-renewals within our A&H product, partially offset by year over year growth in our Agriculture, P&C and Property Treaty products.

Net earned premiums decreased $6.2 million for the nine months ended September 30, 2016, compared to the same period in 2015, primarily due to the continued impact of the non-renewals within our A&H product, compounded by prior year favorable premium adjustments within our A&H product partially offset by year over year growth in our Agriculture, P&C and Property Treaty products.

Net Losses and LAE

The Net losses and LAE reserves as of September 30, 2016 and December 31, 2015 are as follows:

	GlobalRe
	As of
amounts in thousands	September 30, 2016	December 31, 2015	% Change
Case reserves	$47,448	$32,160	47.5%
IBNR reserves	64,992	76,616	(15.2%)
Total	$112,440	$108,776	3.4%

The following tables present the impact of RRPs and reserve development on our Net losses and LAE ratio for the three and nine months ended September 30, 2016 and 2015:

	GlobalRe
	Three Months Ended September 30,		Point
	2016	2015	Change
Net losses and LAE ratio, reported	50.4%	51.5%	(1.1)
RRPs	0.5%	0.3%	0.2
Additional net current AY reserve release/(development)	(3.4%)	(1.2%)	(2.2)
Net prior AY reserve release/(strengthening)	7.3%	9.9%	(2.6)
Net losses and LAE ratio, adjusted	54.8%	60.5%	(5.7)

	GlobalRe
	Nine Months Ended September 30,		Point
	2016	2015	Change
Net losses and LAE ratio, reported	57.6%	56.5%	1.1
RRPs	0.4%	0.3%	0.1
Additional net current AY reserve release/(development)	(7.3%)	(0.4%)	(6.9)
Net prior AY reserve release/(strengthening)	3.8%	3.4%	0.4
Net losses and LAE ratio, adjusted	54.5%	59.8%	(5.3)

Our GlobalRe reporting segment recorded $4.1 million of prior AY reserve releases for the three months ended September 30, 2016, related to our A&H product, compounded by favorable impact of $0.4 million of RRPs, partially offset by $1.4 million of additional net current AY reserve development in our P&C product and $1.0 million of prior AY reserve development in our Marine product.

For the three months ended September 30, 2015, our GlobalRe reporting segment was favorably impacted by $4.3 million of net prior AY reserve releases, compounded by $0.2 million of net favorable RRPs, partially offset by $0.5 million of additional net current AY reserve development.

Our GlobalRe reporting segment recorded $8.6 million of additional net current AY reserve development for the nine months ended September 30, 2016, comprised of CAT losses related to Alberta Wildfires, Ecuador Earthquake and the Taiwan Earthquake, partially offset by $4.5 million of net prior AY reserve releases, primarily from our A&H product as mentioned above, compounded by $0.8 million of net favorable RRPs.

For the nine months ended September 30, 2015, our GlobalRe reporting segment was favorably impacted by $4.3 million of net prior AY reserve releases as mentioned above, compounded by $0.7 million of net favorable RRPs, partially offset by $0.5 million of additional net current AY reserve development, as mentioned above.

The changes in Net losses and LAE ratio, as adjusted, are primarily due to mix of business earned, driven by less Net earned premium within our A&H product, which attracted higher ultimate loss ratios.

Commission Expenses

For the three and nine months ended September 30, 2016, the commission expense ratio increased 3.1 points and 1.9 points, respectively, compared to the same periods in 2015, due to mix of business changes, particularly a decrease in our A&H and Professional Liability XOL products which carry a lower commission rate, coupled with our new Agriculture business from South America which carries a higher commission rate.

Other Operating Expenses

For the three and nine months ended September 30, 2016, Other operating expenses increased $0.7 million and $2.2 million   compared to the same periods in 2015.  The increase is primarily due to additional costs associated with expenses related to continued investment in our support staff.

Capital Resources and Liquidity

Capital Resources

Our capital resources consist of funds deployed or available to be deployed to support our business operations.  As of September 30, 2016 and December 31, 2015, our capital resources were as follows:

	As of
amounts in thousands	September 30, 2016	December 31, 2015
Senior notes	$263,690	$263,580
Stockholders' equity	1,204,281	1,096,148
Total capitalization	$1,467,971	$1,359,728

Ratio of debt to total capitalization	18.0%	19.4%

We primarily rely upon dividends from our subsidiaries to meet our Parent Company’s obligations.  Our Parent Company’s cash obligations primarily consist of semi-annual (April and October) interest payments of $7.6 million on the Senior notes and any dividends declared by the Board of Directors. Going forward, the interest payments may be made from funds held at our Parent Company or dividends from our subsidiaries.

NIC may pay dividends to our Parent Company out of its statutory earned surplus pursuant to statutory restrictions imposed under the New York insurance law.  As of September 30, 2016, the maximum amount available for the payment of dividends by Navigators Insurance Company in 2016 without prior regulatory approval is $94.9 million.

Navigators Corporate Underwriters, Ltd., our wholly-owned corporate member at Lloyd’s, may pay dividends to our Parent Company up to the extent of available profits that have been distributed from the Syndicate.  As of September 30, 2016, that amount was $1.8 million (£1.3 million).

Senior Notes and Credit Facility

On October 4, 2013, we completed a public debt offering for $265.0 million of 5.75% Senior notes and received net proceeds of $263.3 million. The effective interest rate related to the net proceeds received from the 5.75% Senior notes is approximately 5.86%.  Interest is payable on the 5.75% Senior notes each April 15 and October 15.

On November 6, 2014, NUAL entered into a credit facility for 8.0 million Australian Dollars with Barclays Bank PLC. Interest is payable under this facility at a rate of 2.0% per annum above a floating rate tied to the average mid-rate for Australian bills of exchange administered by the Australian Financial Markets Association. The facility may be cancelled by either party after providing written notice.  This credit facility contains customary covenants for facilities of this type, including a restriction on future encumbrances that are outside the ordinary course of business, and a requirement to maintain at least £75.0 million of Funds at Lloyd’s. As of September 30, 2016, letters of credit with an aggregate face amount of 8.0 million Australian Dollars were outstanding under the credit facility, and our Company was in compliance with all covenants.

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

The November 20, 2015 credit facility is a non-committed facility which has an applicable fee rate ranging from 0.85% to 1.20% per annum based upon our Company’s S&P rating. For the November 24, 2014 credit facility, the applicable fee rate payable ranges from 0.95% to 1.60% per annum based on a tiered schedule that is based on our then-current financial strength ratings issued by S&P and A.M. Best and the amount of our own collateral utilized to fund our participation in the Syndicate.  The letters of credit issued under both of these facilities can be denominated in GBP and their aggregate face amount will fluctuate based on exchange rates.  If any letters of credit remain outstanding under these facilities after December 31, 2016, we would be required to post additional collateral to secure the remaining letters of credit.  As of September 30, 2016, letters of credit with an aggregate face amount of $20.0 million and $175.0 million were outstanding under the November 20, 2015 and November 24, 2014 credit facilities, respectively, and we had an aggregate of $3.4 million of cash collateral posted.

Each of the November 20, 2015 and November 24, 2014 credit facilities contains customary covenants for facilities of this type, including restrictions on indebtedness and liens, limitations on mergers, dividends and the sale of assets, and requirements as to maintaining certain consolidated tangible net worth, statutory surplus and other financial ratios. These credit facilities also provide for customary events of default, including failure to pay principal, interest or fees when due, failure to comply with covenants, any representation or warranty made by our Company being false in any material respect, default under certain other indebtedness, certain insolvency or receivership events affecting our Company and our subsidiaries, the occurrence of certain material judgments, or a change in control of our Company.  As of September 30, 2016, our Company was in compliance with all covenants.

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

Net cash provided by operating activities was $187.0 million for the nine months ended September 30, 2016 compared to $159.1 million for the same period in 2015.  The increase in cash flow from operations was due to increased premium collections which were partially offset by higher gross claim and operating expense payments as well as increased net reinsurance outflows, all resulting from the profitable growth in our business. Additionally, estimated tax payments decreased from the prior year due to the utilization of 2015 federal tax overpayment against our 2016 tax liability.

Net cash used in investing activities was $99.8 million for the nine months ended September 30, 2016 compared to $181.8 million for the comparable period in 2015.  The fluctuation in cash used in investing activities is predominately due to the capitalization of our U.K. based insurance company, NIIC, which remains in cash as of September 30, 2016.

Net cash used in financing activities was $0.8 million for the nine months ended September 30, 2016 compared with net cash provided by financing activities of $1.4 million for the same period in 2015. The fluctuation in cash used in financing activities is the result of instituting a quarterly cash dividend paid on our Company Common stock in the third quarter.

Investments

Our investment portfolio is invested primarily in publicly traded, investment grade, fixed income securities with an average credit quality of AA-/Aa3 as rated by S&P or Moody’s Investors Service (“Moody’s”).  As of September 30, 2016, our portfolio had a duration of 3.9 years.  Management periodically projects cash flow of the investment portfolio and other sources in order to maintain the appropriate levels of liquidity in an effort to ensure our ability to satisfy claims.  As of September 30, 2016 and December 31, 2015, all Fixed maturities and Equity securities held by us were classified as available-for-sale.

The portfolio is externally managed by independent, professional investment managers and is broadly diversified across geographies, sectors, and issuers. The primary objectives are to maximize total investment return in the context of preserving the statutory surplus of the insurance companies and enhancing shareholder value.  As part of our overall investment strategy, we seek to build a tax efficient investment portfolio.  As of September 30, 2016, the tax-exempt portion of our Fixed maturities portfolio was 18.1%.  Additionally, substantially all of our equity portfolio is invested in tax efficient securities which qualify for the dividends received deduction.  The investments are subject to the oversight of the respective insurance companies’ Boards of Directors and the Finance Committee of our Parent Company’s Board of Directors.

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

The following table summarizes the composition of our investments at fair value:

	Fair Value as of
amounts in thousands	September 30, 2016	December 31, 2015	% Change
Fixed maturities:
U.S. Treasury bonds, agency bonds and foreign government bonds	$262,030	$252,882	3.6%
States, municipalities and political subdivisions	580,324	576,859	0.6%
Mortgage-backed and asset-backed securities:
Agency mortgage-backed securities	526,069	379,269	38.7%
Residential mortgage obligations	27,055	30,465	(11.2%)
Asset-backed securities	288,636	225,012	28.3%
Commercial mortgage-backed securities	165,405	189,713	(12.8%)
Subtotal	$1,007,165	$824,459	22.2%
Corporate bonds	810,898	760,010	6.7%
Total fixed maturities	$2,660,417	$2,414,210	10.2%
Equity securities	342,677	305,271	12.3%
Other invested assets	2,021	—	NM
Short-term investments	134,273	217,745	(38.3%)
Total investments	$3,139,388	$2,937,226	6.9%

NM- Percentage change not meaningful

Invested assets increased from December 31, 2015 primarily due to positive cash flow from operations and to a lesser extent a decrease in Treasury rates and a rally in the equity markets which resulted in increased unrealized gains.  Operating cash flows were primarily directed to Asset-backed securities and Agency mortgage-backed securities as we look for market opportunities to further deploy funds.  Corporate bonds and Equity securities benefitted from a rally in the treasury and equity markets which resulted in increased unrealized gains for these asset classes.  The decrease in short term investments is offset by a corresponding increase in cash as we capitalized NIIC.

During the third quarter of 2016, our Company made investments in certain companies, which are reported as Other invested assets on the Consolidated Balance Sheet and accounted for using the equity method.  Our initial estimate of the net asset value of these investments is the transaction price.  We believe the net asset value to be a practical expedient for the fair value of these investments.

The following table sets forth the amount of our Fixed maturities as of September 30, 2016 by S&P credit rating or, if an S&P rating is not available, the equivalent Moody’s rating. The total rating is the weighted average quality rating for the Fixed maturities portfolio as a whole.

		As of September 30, 2016
amounts in thousands	Rating	Fair Value	Amortized Cost
Rating description:
Extremely strong	AAA	$444,844	$438,769
Very strong	AA	1,163,974	1,127,812
Strong	A	677,851	663,927
Adequate	BBB	302,089	290,669
Speculative	BB & Below	71,659	69,873
Total	AA-	$2,660,417	$2,591,050

The following table sets forth the composition of the non-government guaranteed Fixed maturities categorized by asset class and generally equivalent S&P and Moody’s ratings (not all securities in our portfolio are rated by both S&P and Moody’s) as of September 30, 2016:

	As of September 30, 2016
amounts in thousands	AAA	AA	A	BBB	BB and below	Fair Value	Amortized Cost
Municipal bonds	$39,952	$386,365	$143,643	$10,364	$—	$580,324	$551,805
Agency residential mortgage-backed	—	526,069	—	—	—	526,069	514,396
Residential mortgage-backed	18,072	1,606	83	1,150	6,144	27,055	26,697
Asset-backed	159,272	24,868	90,023	14,473	—	288,636	287,591
Commercial mortgage-backed	121,255	30,274	13,876	—	—	165,405	159,436
Corporate bonds	10,559	60,803	397,919	276,102	65,515	810,898	788,805
Total	$349,110	$1,029,985	$645,544	$302,089	$71,659	$2,398,387	$2,328,730

The following table sets forth our U.S. Treasury bonds, agency bonds and foreign government bonds, as well as our state, municipality and political subdivision bond holdings by type:

	As of September 30, 2016
amounts in thousands	Fair Value	Amortized Cost
U.S. Treasury bonds, agency bonds and foreign government bonds:
U.S. Treasury bonds	$55,159	$53,359
Agency bonds	76,416	75,016
Foreign government bonds	130,455	133,945
Total U.S. Treasury bonds, agency bonds and foreign government bonds	$262,030	$262,320

States, municipalities and political subdivisions:
General obligation	$145,631	$139,226
Prerefunded	24,413	23,447
Revenue	312,272	293,766
Taxable	98,008	95,366
Total States, municipalities and political subdivisions	$580,324	$551,805

We own $51.8 million of municipal securities which are credit enhanced by various financial guarantors. As of September 30, 2016, the average underlying credit rating for these securities is AA-.

The following table sets forth our agency mortgage-backed securities (“AMBS”) and residential mortgage-backed securities (“RMBS”) issued by the Government National Mortgage Association (“GNMA”), Federal National Mortgage Association (“FNMA”) and Federal Home Loan Mortgage Corporation (“FHLMC”) and the quality category (prime, Alternative A-paper (“Alt-A”) and subprime) for all other such investments as of September 30, 2016:

	As of September 30, 2016
amounts in thousands	Fair Value	Amortized Cost
AMBS:
GNMA	$60,111	$57,723
FNMA	332,181	325,659
FHLMC	133,777	131,014
Total agency mortgage-backed securities	$526,069	$514,396

RMBS:
Prime	$7,811	$7,541
Alt-A and subprime	1,172	1,140
Non-U.S. RMBS	18,072	18,016
Total residential mortgage-backed securities	$27,055	$26,697

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

Details of the collateral of our asset-backed securities portfolio as of September 30, 2016 are presented below:

	As of September 30, 2016
amounts in thousands	Fair Value	Amortized Cost
Auto loans	$38,710	$38,402
Consumer loans	32,853	32,611
Credit cards	45,812	45,545
Collateralized loan obligations	96,098	96,302
Franchise	10,927	10,645
Time share	38,966	38,877
Miscellaneous	25,270	25,209
Total	$288,636	$287,591

We hold non-sovereign securities where the issuer is located in the Euro Area, an economic and monetary union of certain member states within the E.U. that have adopted the Euro as their common currency. As of September 30, 2016, the fair value of such securities was $94.4 million, with an amortized cost of $93.1 million, representing 3.1% of our total Fixed maturities and equity portfolio.  Our largest exposure is in the Netherlands with a total of $35.3 million.  We have no direct exposure to Greece, Portugal, Italy or Spain within the Euro Area as of September 30, 2016

The following table summarizes the gross unrealized investment losses as of September 30, 2016 by length of time where the fair value was less than 80% of amortized cost:

	As of September 30, 2016
	Fixed	Equity
amounts in thousands	Maturities	Securities	Total
Less than twelve months	$—	$—	$—
Longer than twelve months	1,792	—	1,792
Total	$1,792	$—	$1,792

The longer than twelve months unrealized loss of $1.8 million is due to unfavorable foreign exchange movement in our Canadian portfolio.

Our Company had no credit related OTTI losses during the three months ended September 30, 2016. Our Company had one credit related OTTI loss of $0.2 million in the Fixed maturities portfolio for the nine months ended September 30, 2016.  Our Company had three credit related losses totaling $1.3 million and $1.7 million in the equity portfolio during the three and nine months ended September 30, 2015, respectively. The fair value of our investment portfolio may fluctuate significantly in response to various factors such as changes in interest rates, investment quality ratings, equity prices, foreign exchange rates and credit spreads.  We do not have the intent to sell nor is it more likely than not that we will have to sell Fixed maturities in unrealized loss positions that are not other-than-temporarily impaired before recovery. For structured securities, default probability and severity assumptions differ based on property type, vintage and the stress of the collateral.  We do not intend to sell any of these securities and it is more likely than not that we will not be required to sell these securities before the recovery of the amortized cost basis. For Equity securities, we also consider our intent to hold securities as part of the process of evaluating whether a decline in fair value represents an other-than-temporary decline in value. We may realize investment losses to the extent our liquidity needs require the disposition of Fixed maturity securities in unfavorable interest rate, liquidity or credit spread environments. Significant changes in the factors we consider when evaluating investments for impairment losses could result in a significant change in impairment losses reported in the Consolidated Financial Statements.

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

The following table shows foreign currency denominated net asset position in USD as of September 30, 2016 and December 31, 2015, and the expected dollar change in fair value that would occur if exchange rates changed 10% from exchange rates in effect at those times:

	As of September 30,	As of December 31, (1)	As of September 30,	As of December 31, (1)
	2016	2015	2016	2015
amounts in thousands	Value of Net Assets in USD		10% depreciation of all foreign currency exchange rates against the USD
GBP	$26,223	$(34,787)	$(2,622)	$3,479
CAD	(3,361)	6,301	336	(630)
Total (2)	$22,862	$(28,486)	$(2,286)	$2,849

(1)	Amounts reported as of December 31, 2015 have been reclassified to include only monetary net assets to conform with current period presentation.
(2)	Amount excludes additional currencies where the value of net assets in USD is less than 1 % of total net assets of our Company

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

We are not obligated to pay dividends on our Common stock. Any determinations by the Board of Directors to declare and pay cash dividends on our Company’s Common stock will be based primarily upon our Company’s financial condition, results of operations, business requirements, regulatory and legal constraints and any other factors the Board of Directors deems relevant. Several of these factors will be subject to general economic, financial, competitive, legislative, regulatory factors beyond our Company’s control, and any reduction or elimination of dividends could cause our Company’s stock price to decline.

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

The Navigators Group, Inc.
(Company)

Dated: November 4, 2016	By:	/s/ Ciro M. DeFalco
Ciro M. DeFalco
Senior Vice President and Chief Financial Officer

Index to Exhibits

Exhibit No.	Description of Exhibit

11-1	Computation of Per Share Earnings	*

31-1	Certification of CEO per Section 302 of the Sarbanes-Oxley Act	*

31-2	Certification of CFO per Section 302 of the Sarbanes-Oxley Act	*

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