Form 10-K
period 2016-12-31
NAVIGATORS GROUP INC
filed 2017-02-17
CIK 793547

I went into the

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of voting stock held by non-affiliates as of June 30, 2016 was $1,014,101,687 (Last business day of The Company’s most recently completed second fiscal quarter).

The number of common shares outstanding as of January 27, 2017 was 29,155,547 (Last practical business day for the count of shares outstanding).

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s  definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 25, 2017  are incorporated by reference in Part III, Items 10, 11, 12, 13 and 14 of this Form 10‑K.

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

We operate through various wholly-owned subsidiaries, including Navigators Insurance Company (“NIC”), inclusive of our United Kingdom Branch (“U.K. Branch”), and Navigators Specialty Insurance Company (“NSIC”), both of which are U.S. insurance companies, and Navigators Underwriting Agency Ltd., a Lloyd’s of London (“Lloyd’s”) managing agency that manages Lloyd’s Syndicate 1221 (“the Syndicate”) in the United Kingdom (“U.K.”). Our Company controls 100% of the Syndicate’s stamp capacity.

In May 2016, our Company received authorization from the U.K. Prudential Regulation Authority (“PRA”) and the U.K. Financial Conduct Authority (“FCA”) for a new U.K. based insurance company, Navigators International Insurance Company Ltd (“NIIC”), which is a wholly-owned direct subsidiary of our Parent Company, and has been fully capitalized in compliance with the terms of the authorization from the PRA and FCA.

Segment Information

We report our results of operations consistent with the manner in which our Chief Operating Decision Maker reviews the business to assess performance of our four reporting segments: U.S. Insurance, International Insurance (“Int’l Insurance”), GlobalRe and Corporate. The U.S. Insurance and Int’l Insurance reporting segments are each comprised of three operating segments: Marine, P&C and Professional Liability.

For additional information on our segment presentation and for financial information concerning our operations by segment, see Segment Results included in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 2, Segment Information, in the Notes to the Consolidated Financial Statements.

The following table presents Net earned premiums by segment:

Years Ended December 31,	2016 Net Premiums	% of	2015 Net Premiums	% of	2014 Net Premiums	% of
amounts in millions	Earned	Total	Earned	Total	Earned	Total
U.S. Insurance	$629	57.2%	$556	56.5%	$504	53.8%
Int'l Insurance	307	27.9%	260	26.4%	244	26.1%
GlobalRe	164	14.9%	168	17.1%	188	20.1%
Total	$1,100	100.0%	$984	100.0%	$936	100.0%

Products and Distribution

Our Company distributes insurance related products through international, national, regional and retail insurance brokers. Our on-going operations are organized into distinct divisions, each offering specialized products and services targeted at a specific niche customer segment.

Our U.S. Insurance, Int’l Insurance and GlobalRe reporting segments are considered our three underwriting segments. The U.S. Insurance and Int’l Insurance reporting segments are further comprised of three operating segments:

•

Marine – Our Company has been providing insurance protection for global marine clients since 1974. We offer insurance for companies engaged in diverse aspects of shipping, global trade and worldwide transportation.

•	P&C – Our P&C operating segment brings a unique, specialist orientation to both Excess & Surplus products and to the standard commercial middle market for targeted industries and exposures.
•	Professional Liability – Our Professional Liability operating segment provides niche insurance solutions for numerous Professional Liability and Management Liability risks.

Our underwriting segments and operating segments noted above are further comprised of business divisions and/or products.

A summary of our U.S. Insurance – U.S. Marine operating segment by product is as follows:

U.S. Marine Products

Cargo – We offer all-risk coverage for manufacturing, importers, exporters and freight forwarders with available coverage enhancements including but not limited to: domestic and international inland transit, warehouse storage and exhibition coverage.

Craft – We offer coverage for physical damage and third party liability coverage for tugs, barges, port/harbor vessels and other miscellaneous commercial watercraft.
Hull – We offer physical damage coverage for owner/operators of ocean-going commercial vessels including: bulk, dry, tank, passenger and other various vessel types.

Inland Marine – Products include builders risk including renovation and repair, installation floaters, contractors’ equipment and numerous other inland marine coverages. Tailored products and services for truckers, warehousing and inland shippers, including coverage for commercial transit and legal liability may also be offered.

Marine Liability – Products include coverage for liability to third parties for bodily injury or property damage stemming from marine-related operations, including but not limited to terminals, marinas and stevedoring.  We focus on the associated marine liability exposures of multi-national corporations as well as small to medium sized marine operations.

Other products offered: Customs Bonds, Fishing Vessels, Transport, War and Other Marine.

A summary of our U.S. Insurance – U.S. P&C operating segment by business division and primary products within these divisions are as follows:

U.S. P&C Products by Division

Excess Casualty – We provide Commercial Retail Excess Casualty and Specialty Wholesale Excess Casualty products for specialties such as manufacturing and wholesale distribution, commercial and residential construction and construction projects.

Primary Casualty – Our Company’s Primary Casualty division provides general liability coverage solutions on a non-admitted basis through selected wholesale brokers.

Environmental – We underwrite on a primary or excess basis coverage in three main sectors: contractors pollution liability for a wide range of general and trade contractors; site pollution liability for environmental exposures associated with real estate ownership, operation and ownership transfer; and integrated casualty which is a combination of general liability and pollution liability for product manufacturers and distributors, coupled with professional liability, for environmental consultants and contractors.

Other P&C – Products offered in this division include but are not limited to: Auto, Life Sciences, Property, Energy & Engineering, and Other P&C which includes run-off lines of business.

A summary of our U.S. Insurance – U.S. Professional Liability operating segment by business division and primary products within these divisions is as follows:

U.S. Professional Liability Products by Division

D&O – We provide D&O insurance to companies for losses resulting from claims alleging breaches of fiduciary duty including stockholder claims, employment related matters and other claims alleging various wrongful acts.

E&O – We underwrite Professional Liability insurance for the following risk types within our E&O division: Architects & Engineers (“A&E”), Accountants, Miscellaneous Professional Liability, Real Estate E&O and Other E&O.

Other Professional Liability – includes run-off lines of business.

A summary of our Int’l Insurance – Int’l Marine operating segment by product is as follows:

Int’l Marine Products

Cargo - We offer all-risk coverage for manufacturing, importers, exporters and freight forwarders with available coverage enhancements including but not limited to domestic and international inland transit, warehouse storage and exhibition coverage.

Marine Liability – Products include coverage for liability to third parties for bodily injury or property damage stemming from marine-related operations.  We focus on the associated marine liability exposures of multi-national corporations as well as small to medium sized marine operations.

Protection & Indemnity (“P&I”) – We offer fixed-cost P&I coverage for small to medium sized vessels. We protect shipowners, managers and time charterers against liabilities arising out of and/or in connection with the operation of their vessels.

Specie – We offer specie and fine art insurance coverage as well as writing banks and cash in transit risks.
Transport – We provide comprehensive insurance for a full range of operations in the global ports, terminal operators and logistics sector.
Other products offered: Craft, Energy Liability, Hull, War and Other Marine.

A summary of our Int’l Insurance – Int’l P&C operating segment by business division and primary products within these divisions is as follows:

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

Other products offered: Other Energy & Engineering, which includes power station insurance.

Environmental – We underwrite monoline environmental impairment liability on primary and excess follow form policies.  This includes coverage for site-based exposures and contractor’s pollution on an annual and single project basis.  The same core coverage can also be embedded into other products, including general liability and E&O.

General Liability – We offer primary and excess public, products and pollution liability coverage for a range of industries, including manufacturing, construction, mining, utilities and services.

Property – We provide property insurance coverage for commercial businesses with a focus on standard middle market for targeted industries and exposures for both North American and International risks.

Other P&C – Products offered in this division include: Life Sciences, Political Violence & Terrorism (“PV&T”) and Other P&C which includes run-off lines of business.

A summary of our Int’l Insurance – Int’l Professional Liability operating segment by business division and primary products within these divisions is as follows:

Int’l Professional Liability Products by Division

D&O – We underwrite D&O insurance for public and private companies for losses resulting from alleged breaches of fiduciary duty including stockholder claims, employment related matters and other claims alleging various wrongful acts.

E&O – We underwrite Professional Liability insurance for the following risk types within our E&O division: A&E, Accountants, Miscellaneous Professional Liability, and Other E&O which includes professional liability insurance for lawyers.

Other Professional Liability – We offer a Warranties and Indemnity coverage product which provides coverage for a breach of a warranty or indemnity in a purchase agreement in a merger or acquisition.

A summary of our GlobalRe reporting segment by business products is as follows:

GlobalRe Products

Accident & Health (“A&H”) – We underwrite quota share and excess of loss reinsurance covering healthcare benefits, including employer stop loss, fully insured, limited medical benefits, dental benefits, and prescription drug benefits.

Marine – We underwrite international ocean marine quota share and excess of loss reinsurance covering Cargo, Hull, Specie and Liability portfolios.

P&C – We underwrite quota share, excess of loss and facultative property and casualty reinsurance in Latin America and the Caribbean (“LatAm”) as well as international property reinsurance (“property treaty”) to selected insurance companies.

Professional Liability – We underwrite quota share and excess of loss reinsurance covering professional and management liability portfolios.
Other products include: Agriculture (global), Surety (focused in Latin America) and Other Reinsurance.

Competitive Environment

Our Company faces competition from both domestic and foreign insurers, many of whom have longer operating histories and greater financial, marketing and management resources. Competition in the types of insurance in which our Company is engaged is based on many factors, including the perceived overall financial strength ratings as assigned by independent rating agencies, pricing, other terms and conditions of products and services offered, business experience, business infrastructure, global presence, marketing and distribution arrangements, agency and broker relationships, quality of customer service (including speed of claims payments), product differentiation and quality, operating efficiencies and underwriting. Furthermore, insureds tend to favor large, financially strong insurers, and our Company faces the risk that we will lose market share to these larger insurers. Another competitive factor in the industry is the entrance of underwriting organizations and other financial services providers, such as banks and brokerage firms, into the insurance business. These efforts pose new challenges to insurance companies and agents from financial services companies traditionally not involved in the insurance business.  We strive to offer superior service, which we believe has differentiated us from our competitors. Our Company pursues a specialist strategy and focuses on market opportunities where we can compete effectively based on service levels and product design, while still achieving an adequate level of profitability. Our Company has grown, in part, from the leveraging of cross-marketing opportunities with our other operations to take advantage of our organization's global presence.

Employees

As of December 31, 2016, we had 683 full-time employees of which 510 were located in the United States, 151 in the United Kingdom, 6 in The Netherlands, 5 in Italy, 4 in Sweden, 3 in France, 2 in Belgium and 2 in Denmark.

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

The following table presents the development of our loss and LAE reserves for 2006 through 2016. Net reserves for losses and LAE reflects our net reserves at the balance sheet date for each of the indicated years and represents our estimated amount of losses and LAE arising in all prior years that are unpaid at the balance sheet date. Reserves for losses and LAE re-estimated  in the table reflect our re-estimated amount of our previously recorded reserves based on experience as of the end of each succeeding year. Our reserve estimates may change as more information becomes known about the frequency and severity of claims for individual years. Our net and gross cumulative redundancy (deficiency) in the table reflects our cumulative amounts developed as of successive years with respect to the aforementioned reserve liability. Our cumulative redundancy (deficiency) represents the aggregate change in the estimates over all prior years.

The table calculates losses and LAE reported and recorded for all prior years starting with the year in which the loss was incurred. For example, assuming that a loss occurred in 2006 but was not reported until 2007, the amount of such loss will appear as a deficiency in both 2006 and 2007. Conditions and trends that have affected development of the liability in the past may not necessarily occur in the future. Accordingly, it may not be appropriate to extrapolate future strengthening or releases based on the table.

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

	Years Ended December 31,
amounts in thousands	2006	2007	2008	2009	2010	2011	2012	2013	2014	2015	2016
Net reserves for losses and LAE	$696,116	$847,303	$999,871	$1,112,934	$1,142,542	$1,237,234	$1,216,909	$1,222,633	$1,308,136	$1,393,126	$1,510,451
Reserves for losses and LAE re-estimated as of:
One year later	649,107	796,557	990,930	1,099,132	1,144,687	1,191,943	1,215,643	1,166,821	1,243,467	1,364,598
Two years later	589,044	776,845	971,048	1,065,382	1,068,344	1,189,651	1,142,545	1,144,854	1,262,367
Three years later	555,448	767,600	943,231	1,037,233	1,084,728	1,167,745	1,165,959	1,196,219
Four years later	559,368	749,905	925,756	1,027,551	1,072,849	1,193,950	1,196,157
Five years later	539,327	745,489	921,597	1,029,215	1,097,862	1,192,188
Six years later	538,086	736,776	925,518	1,041,778	1,098,545
Seven years later	530,856	737,514	935,511	1,046,653
Eight years later	526,515	742,079	943,450
Nine years later	526,457	741,590
Ten years later	523,510

Net cumulative redundancy (deficiency)	$172,606	$105,713	$56,421	$66,281	$43,997	$45,046	$20,752	$26,414	$45,769	$28,528
Net cumulative paid as of:
One year later	142,938	180,459	263,523	314,565	309,063	407,385	365,479	295,527	320,863	412,544
Two years later	233,211	322,892	460,058	517,125	552,881	620,955	550,747	512,709	620,514
Three years later	300,328	441,267	591,226	682,051	695,054	752,315	703,511	736,360
Four years later	359,592	526,226	688,452	773,261	785,046	862,722	856,240
Five years later	401,102	583,434	745,765	828,269	868,850	949,784
Six years later	427,282	620,507	785,211	872,685	930,327
Seven years later	451,118	645,951	819,146	920,319
Eight years later	462,648	663,914	855,320
Nine years later	471,597	679,529
Ten years later	479,803

Gross liability-end of year	1,607,555	1,648,764	1,853,664	1,920,286	1,985,838	2,082,679	2,097,048	2,045,071	2,159,634	2,202,644	2,289,727
Reinsurance recoverable	911,439	801,461	853,793	807,352	843,296	845,445	880,139	822,438	851,498	809,518	779,276
Net liability-end of year	$696,116	$847,303	$999,871	$1,112,934	$1,142,542	$1,237,234	$1,216,909	$1,222,633	$1,308,136	$1,393,126	$1,510,451

Gross re-estimated latest	1,309,542	1,483,286	1,723,600	1,785,871	1,873,118	2,014,643	2,026,929	1,997,842	2,062,431	2,148,128
Re-estimated recoverable latest	786,032	741,696	780,150	739,218	774,573	822,455	830,772	801,623	800,064	783,530
Net re-estimated latest	$523,510	$741,590	$943,450	$1,046,653	$1,098,545	$1,192,188	$1,196,157	$1,196,219	$1,262,367	$1,364,598

Gross cumulative redundancy (deficiency)	$298,013	$165,478	$130,064	$134,415	$112,720	$68,036	$70,119	$47,229	$97,203	$54,516

Investments

The objective of our investment policy, guidelines and strategy is to maximize total investment return in the context of preserving and enhancing stockholder value and the statutory surplus of our regulated insurance companies. As part of our overall investment strategy, we seek to build a tax efficient investment portfolio.

Our investments are managed by outside professional fixed-income and equity portfolio managers.  We seek to achieve our investment objectives by investing in cash equivalents and money market funds, municipal bonds, sovereign bonds, government agency guaranteed and non-guaranteed securities, corporate bonds, mortgage-backed and asset-backed securities, common and preferred stocks, and exchange traded funds. The Finance Committee of our Board of Directors approves our overall group asset allocation targets and investment policy to ensure that they are consistent with our overall goals, strategies and objectives.

Our regulated insurance companies’ investments are subject to the oversight of their respective Boards of Directors and the Finance Committee of our Parent Company’s Board of Directors.  Our investment portfolio and the performance of the investment managers are reviewed quarterly.  Our investments within NIC and NSIC must comply with the insurance laws of New York State, the domiciliary state of NIC and NSIC.  These laws prescribe the type, quality and concentration of investments which may be made by insurance companies.  In general, these laws permit investments, within specified limits and subject to certain qualifications, in federal, state and municipal obligations, corporate bonds, structured securities, preferred stocks, common stocks, real estate mortgages and real estate.

Our investments supporting our Int’l Insurance business must also comply with the regulations set forth by the PRA in the U.K.  Our investments supporting business at Lloyd’s and NIIC are subject to the direction and control of the Boards of Directors and the Investment Committees of Navigators Underwriting Agency Ltd. (“NUAL”) and NIIC, as well as our Parent Company’s Board of Directors and Finance Committee.

Refer to Management’s Discussion of Financial Condition and Results of Operations - Investments and Note 3, Investments, in the Notes to Consolidated Financial Statements, both of which are included herein, for additional information regarding investments.

Regulation

United States

Our Company is subject to regulation under various insurance statutes, including holding company statutes of various states and applicable regulatory authorities in the United States.  These regulations vary but generally require insurance holding companies, and insurers that are subsidiaries of holding companies, to register and file reports concerning their capital structure, ownership, financial condition and general business operations.  Such regulations also generally require prior regulatory agency approval of changes in control of an insurer and of certain transactions within the holding company structure.  The regulatory agencies have statutory authorization to enforce their laws and regulations through various administrative orders and enforcement proceedings.

State insurance regulations are intended primarily for the protection of policyholders rather than stockholders. The state insurance departments monitor compliance with regulations through periodic reporting procedures and examinations. The quarterly and annual financial reports to the state insurance regulators utilize statutory accounting principles, which are different from generally accepted accounting principles (“GAAP”) that we use in our reports to stockholders. Statutory accounting principles, in keeping with the intent to assure the protection of policyholders, are generally based on a solvency concept, while GAAP is based on a going-concern concept.

The state insurance regulators utilize risk-based capital measurements, developed by the National Association of Insurance Commissioners (“NAIC”), to identify insurance companies that potentially are inadequately capitalized. The NAIC’s risk-based capital model is intended to establish minimum capital thresholds that vary with the size and mix of an insurance company’s business and assets. It is designed to identify companies with capital levels that may require regulatory attention. At December 31, 2016, each of our domestic insurance companies’ total adjusted capital was significantly in excess of the authorized control level risk-based capital.

The NAIC has developed a set of financial relationships or tests known as the Insurance Regulatory Information System (“IRIS”) to assist state regulators in monitoring the financial condition of U.S. insurance companies and identifying companies that require special attention or action by insurance regulatory authorities. Generally, regulators will begin to investigate or monitor an insurance company if its IRIS ratios fall outside usual ranges for four or more of the ratios. If an insurance company has insufficient capital, regulators may act to reduce the amount of insurance it can issue. Based on our most recent statutory filings (calculated as of December 31, 2016), none of our U.S. insurance companies are subject to regulatory scrutiny based on these ratios.

In 2012, the NAIC adopted the Risk Management and Own Risk and Solvency Assessment (“ORSA”) Model Act, which, following enactment at the state level became effective in 2015. ORSA requires U.S. insurance companies and their groups to regularly, but no less than annually: 1) conduct an assessment of the adequacy of its risk management framework and current and estimated future solvency position, 2) internally document the process and results of such assessment and 3) provide a confidential, high level summary of such assessment to certain state regulatory authorities. This year we filed our ORSA report with the New York State Department of Financial Services on December 1, 2016, and we believe we have a robust Enterprise Risk Management framework in place that is effective in meeting the ORSA requirements.

The U.S. state insurance regulations also regulate the payment of dividends and other distributions by insurance companies to their stockholders. Generally, insurance companies are limited by these regulations in the payment of dividends above a specified level. Dividends in excess of those thresholds are “extraordinary dividends” and are subject to prior regulatory approval. While New York only requires approval of extraordinary dividends, some states require prior regulatory approval for all dividends.

Because we are an insurance holding company, we are subject to the insurance holding company system regulatory requirements of a number of states. Under these regulations, we are required to report information regarding our capital structure, financial condition and management. We are also required to provide prior notice to, or seek the prior approval of, the Department of Financial Services of certain agreements and transactions between our affiliated companies. These agreements and transactions must satisfy certain regulatory requirements.

Government intervention has also occurred in the insurance and reinsurance markets in relation to terrorism coverage in the U.S. (and through industry initiatives in other countries). The U.S. Terrorism Risk Insurance Act (TRIA), which was enacted in 2002 to ensure the availability of insurance coverage for certain terrorist acts in the U.S., was extended in 2015 for six years, through December 31, 2020, and applies to certain of our product offerings.

United Kingdom

Our U.K. branch, NIIC and the Syndicate are all subject to regulation by the PRA (for prudential issues) and the FCA (for conduct of business issues). The Syndicate is also subject to supervision by the Council of Lloyd’s.  The PRA and FCA have been granted broad authorization and intervention powers as they relate to the operations of all insurers, including Lloyd’s syndicates, operating in the U.K.  Lloyd’s is regulated by the PRA and FCA and is required to implement certain rules prescribed by them, which it does by the powers it has under the Lloyd’s Act 1982 relating to the operation of the Lloyd’s market.  Lloyd’s prescribes, in respect of its managing agents and corporate members, certain minimum standards relating to their management and control, solvency and various other requirements.  The PRA and FCA also monitor Lloyd’s managing agents’ compliance with those systems and controls. If it appears to the PRA and/or the FCA that either Lloyd’s is not fulfilling its regulatory responsibilities, or that managing agents are not complying with the applicable regulatory rules and guidance, the PRA and/or FCA may intervene at their discretion.

The Council of Lloyd’s has wide discretionary powers to regulate members’ underwriting at Lloyd’s.  It may, for instance, change the basis on which syndicate expenses are allocated or vary the required amount of capital to be held by a corporate member of Lloyd’s in support of its business (“Funds at Lloyd’s”) ratio or the investment criteria applicable to the provision of Funds at Lloyd’s.  Exercising any of these powers might affect the return on an investment of the corporate member in a given underwriting year (“UWY”).  Further, it should be noted that the annual business plans of a syndicate are subject to the review and approval of the Lloyd’s Franchise Board.  The Lloyd’s Franchise Board is responsible for setting risk management and profitability targets for the Lloyd’s market and operates a business planning and monitoring process for all syndicates.  The Council of Lloyd’s also has discretion to call or assess up to 3% of a member’s underwriting capacity in any one year as a Central Fund contribution in the event a member of Lloyd’s is unable to pay its debts to policyholders.

The U.K. branch, NIIC and the Syndicate are required to meet the requirements of the European Union’s (“the E.U.”) new financial services regulatory regime known as “Solvency II,” which is built on a risk-based approach to setting capital requirements for insurers. Solvency II established a revised set of the E.U.-wide capital requirements and risk management standards, which became effective on January 1, 2016.  Over the last few years, our Company has undertaken a significant amount of work to ensure that it meets the requirements of Solvency II for all of its affected entities. However, there are some aspects of Solvency II concerning compliance with supervisory reporting and disclosure requirements that have yet to be finalized, where obligations come into effect in 2017. Our Company will continue its efforts to ensure that it meets such requirements.

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

Also available through our website are our corporate governance guidelines, corporate code of ethics and conduct, and charters for the committees of our Board of Directors.  The information found on our website is not part of this or any other report filed with or furnished to the SEC.

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

As a result of our strategy to focus on specialty products in niches where our Company has underwriting and claims handling expertise and to decrease our business in areas where pricing does not afford what it considers to be acceptable returns, our business is concentrated in the Marine, P&C and Professional Liability lines of business, as well as reinsurance.  If our results of operations from any of these lines are less favorable for any reason, including lower demand for our products on terms and conditions that our Company finds appropriate, flat or decreased rates for our products or increased competition, the impact of a reduction could have a material adverse effect on our business.

Our Company’s efforts to expand in targeted international markets, may not be successful and may expose us to additional risks which could cause a material adverse effect on our business, financial position and results of operations.

A number of our Company’s planned business initiatives involve expanding existing products in targeted international markets. To develop new markets, our Company may need to make substantial capital and operating expenditures, which may negatively impact our results in the near term. In addition, the demand in new markets may not meet our Company’s expectations. This, in turn, could lead to losses in excess of expectations. Moreover, to the extent our Company is able to expand in new international markets, our Company may be exposed to certain additional risks including but not limited to:

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

Although our investment policy guidelines emphasize total investment return in the context of preserving and enhancing stockholder value and statutory surplus of the insurance subsidiaries, our investments are subject to market-wide risks and fluctuations, as well as to risks inherent in particular types of securities.  Due to these risks, our Company may not be able to realize our investment objectives.  In addition, our Company may be forced to liquidate investments at times and prices that are not optimal, which could have an adverse effect on our results of operations.  Investment losses could significantly decrease our asset base, thereby adversely affecting our ability to conduct business and pay claims.

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

Our exposure to interest rate risk relates primarily to the market price and cash flow variability associated with changes in interest rates.  Our investment portfolio contains interest rate sensitive instruments, such as fixed maturities and certain preferred stock classified as equity for financial reporting purposes, which may be adversely affected by changes in interest rates from governmental monetary policies, domestic and international economic and political conditions and other factors beyond the control of our Company.  A rise in interest rates would reduce the fair value of our investment portfolio.  It would also provide us the opportunity to earn higher rates of return on funds reinvested.  Conversely, a decline in interest rates would increase the fair value of our investment portfolio.  Our Company would then presumably earn lower rates of return on assets reinvested.  Our Company may be forced to liquidate investments prior to maturity at a loss in order to cover liabilities.  Although our Company takes measures to manage the economic risks of investing in a changing interest rate environment, we may not be able to mitigate the interest rate risk of our assets relative to our liabilities.

Included in the fixed maturities are asset-backed and mortgage-backed securities.  Changes in interest rates can expose our Company to changes in the timing of expected cash flows. In periods of declining interest rates, mortgage prepayments generally increase and mortgage-backed securities are prepaid more quickly, requiring our Company to reinvest the proceeds at the then current rates.  In periods of rising interest rates, the likelihood of mortgage prepayment decreases and mortgage-backed securities are prepaid at a slower rate, limiting our Company’s ability to capitalize on the higher interest rates because its investments remain invested in mortgage-backed securities for a longer period of time.

The fixed maturities portfolio is invested in high quality, investment-grade securities.  Our Company has limits on the amount of below investment-grade, high yield fixed income securities that it can hold in its investment portfolio. These securities may pay a higher rate of interest, and also may have a higher degree of credit or default risk.  These securities may also be less liquid in times of economic weakness or market disruptions. While our Company has put in place procedures to monitor the credit risk and liquidity of our invested assets, it is possible that, in periods of economic weakness, our Company may experience default losses in the portfolio.  This may result in a reduction of net income, capital and cash flows.

Our Company invests a portion of our portfolio in common stock. The value of these assets fluctuates with the equity markets.  In times of economic weakness, the market value and liquidity of these assets may decline, and may impact our net income, capital and cash flows.

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

The capital needs of our business are dependent on several factors, including the ability to write new business successfully and to establish premium rates and reserves at levels sufficient to cover our losses.  If the current capital becomes insufficient for our future plans, our Company may need to raise additional capital through the issuance of stock or debt.  Otherwise, in the case of insufficient capital, our Company may need to limit our growth.  The terms of equity or debt offering could be unfavorable, for example, causing dilution to the current stockholders or such securities may have rights, preferences and privileges that are senior to existing securities.  If our Company was in a situation of having inadequate capital and if we were not able to obtain additional capital, our business, results of operations and financial condition could be adversely affected to a material extent.

A downgrade in our ratings could adversely impact the competitive positions of our operating businesses or negatively affect the ability to implement our business strategy successfully.

Ratings are a critical factor in establishing the competitive position of insurance companies.  NIC and NSIC are rated by A.M. Best and S&P, and NIIC is rated by S&P.  A.M. Best’s and S&P’s ratings reflect their opinions of an insurance company’s financial strength, operating performance, strategic position and ability to meet our obligations to policyholders, and are not evaluations directed to investors.  The ratings are subject to periodic review by A.M. Best and S&P.  Because these ratings have become an increasingly important factor in establishing the competitive position of insurance companies, if these ratings are reduced, our competitive position in the industry, and therefore the business, could be adversely affected in a material manner.  A significant downgrade could result in a substantial loss of business as policyholders might move to other companies with higher ratings. In addition, a significant downgrade could subject our Company to higher borrowing costs and our ability to access the capital markets could be negatively impacted. If our Company were to be downgraded below an “A-”, we would be required to provide additional collateral under the letter of credit facility with ING Bank, N.V., London Branch, as Administrative Agent and Letter of Credit Agent. Further, a downgrade below BBB- by S&P would subject our Company to higher interest rates payable on the 5.75% Senior Notes due October 15, 2023.  Refer to Note 7, Debt, in the Notes to Consolidated Financial Statements for additional information regarding such credit facility and 5.75% Senior Notes due October 15, 2023, respectively.

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

Policies issued before 1993 have been reinsured by Equitas Insurance Limited (“Equitas”), an independent insurance company authorized by the Financial Services Authority, the predecessor to the PRA and the FCA. However, if Equitas were to fail or otherwise be unable to meet all of its obligations, Lloyd’s may take the view that it is appropriate to apply the Lloyd’s Central Fund to discharge those liabilities Equitas failed to meet.  In that case, the Council of Lloyd’s may resolve to impose a special or additional levy on the existing members, including Lloyd’s corporate members, to satisfy those liabilities.

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

Our Company is protected by various treaty and facultative reinsurance agreements.  Our exposure to credit risk from any one reinsurer is managed through diversification by reinsuring with a number of different reinsurers, principally in the United States and European reinsurance markets.  Consequently, our Company may be indirectly exposed to recent uncertainties with regard to European sovereign debt holdings through certain of our reinsurers.  Refer to Note 6, Ceded Reinsurance, in the Notes to Consolidated Financial Statements for a table of the 10 largest reinsurers by the amount of reinsurance recoverable for ceded losses and LAE and ceded unearned premium along with their rating from two rating agencies.

In addition, our Company invests in non-sovereign fixed maturities where the issuer is located in the Euro Area, an economic and monetary union of certain member states within the European Union that have adopted the Euro as their common currency.  As of December 31, 2016, the fair value of such securities was $106.6 million, with an amortized cost of $106.8 million, representing 3.6% of our total fixed maturities and equity portfolio.  Of this amount, approximately 26.3% represent securities issued by financial institutions domiciled or operating in the Euro area. Our largest exposure is the Netherlands with a total of $39.1 million followed by France with a total of $31.3 million.  Globally our Company has no direct exposure to Greece, Portugal, Italy or Spain within the Euro area as of December 31, 2016.

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

In addition, as a result of the 2016 U.S. presidential election, a number of new legislative and fiscal initiatives may be introduced. Any of those initiatives could cause changes in U.S. social, political, regulatory and economic conditions or in laws and policies governing foreign trade, development and investment in the countries where the Company currently operates, which could adversely affect our business.

Our subsidiaries are subject to the laws and regulations of each country in which they operate, with some jurisdictions imposing comprehensive regulatory requirements and others imposing fewer requirements. Our business in the U.K. is also heavily regulated and must comply with the requirements of the PRA, FCA, Lloyd’s and those imposed upon the Lloyd’s market by overseas regulators where the Syndicate conducts business. Refer to Business – Regulation – United Kingdom included herein for a discussion of regulations in that jurisdiction.

The E.U. Directive on Solvency II may affect how our Company manages our business, subject our Company to higher capital requirements and cause us to incur additional costs to conduct our business in the E.U. (including the U.K.).

An E.U. directive covering the capital adequacy, risk management and regulatory reporting for insurers, known as Solvency II, was adopted by the European Parliament in April 2009 and became effective on January 1, 2016.  Solvency II has introduced a new system of regulation for insurers operating in the E.U. (including the United Kingdom) and presented a number of risks to us.  Over the last few years, our Company has undertaken a significant amount of work to ensure that it meets the requirements for all of the affected entities. There is a risk that if the Solvency II requirements are not met and maintained on an on-going basis, the regulator may increase the capital requirements for the U.K. Branch of NIC, NIIC and the Syndicate. These new regulations have the potential to adversely affect the profitability of NIC, NIIC, NUAL and the Syndicate, and restrict their ability to carry on their businesses as currently conducted.

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

Compliance with the legal and regulatory requirements to which we are subject is evolving and unpredictable.  In addition, compliance with new sanctions and embargo laws could have a material adverse effect on our business.

All of our business written is  required to comply with a wide variety of laws and regulations, including economic sanctions and embargo laws and regulations, applicable to insurance or reinsurance companies, both in the jurisdictions in which the business is organized and where the business sells their insurance and reinsurance products, and that implicate the conduct of insureds. The insurance industry, in particular as it relates to international insurance and reinsurance companies, has become subject to increased scrutiny in many jurisdictions, including the United States, various states within the United States, the E.U., and various countries within the E.U., and the United Kingdom.

Increased regulatory focus on our Company may result in costly compliance burdens and/or may otherwise increase costs, which could materially and adversely impact our financial performance.  The introduction of new or expanded economic sanctions applicable to marine insurance could also force our Company to exit certain geographic areas or product lines, which could have an adverse impact on our profitability.

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

Moreover, our non-U.S. subsidiaries, such as NUAL and NIIC, may be subject to different sanctions and embargo laws and regulations. The reputation and the market for the securities of our Company may be adversely affected if any such subsidiary engages in certain activities, even though such activities are lawful under applicable sanctions and embargo laws and regulations.

Our Company could be adversely affected if we do not maintain effective operating procedures and controls.

Our Company engages in a large number of complex insurance and investment activities on a daily basis. We continually work to enhance our operating procedures and internal controls to effectively support our business and ensure that we are able to assess and monitor operational risks that can result from, among other things, errors, failure to document transactions properly or to obtain proper internal authorization, failure to comply with regulatory requirements, information technology failures, external events or fraud. However, a control system, no matter how well designed and operated, has inherent limitations and can provide only reasonable assurance that the control system's objectives will be met. If our operating procedures and controls are not effective or if we experience difficulties in their implementation, it could lead to financial loss, unanticipated risk exposure (including underwriting, credit and investment risk) or damage to our Company’s reputation.

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

Following the referendum vote that took place in June 2016 in favor of leaving the European Union, the U.K. government is expected to trigger the relevant withdrawal provision of the E.U. Treaty as early as the end of the first quarter of 2017 with formal negotiations on the terms of the U.K.’s withdrawal from the E.U. commencing shortly thereafter. Our international operations are based in the U.K., and we have offices in the E.U. Our U.K. operations are able to conduct business throughout the E.U. as a result of the U.K.’s membership in the E.U.  Continuing access to the E.U. market will depend on general trade and services agreements made by the U.K. with the E.U. either during a transitional period or permanently or on specific arrangements made by our U.K. entities and Lloyd’s itself to retain access to the E.U. market. The consequence of making such specific arrangements may include an increase in our cost of doing business.  In addition, the overall U.K. withdrawal could, among other outcomes, cause significant volatility in global stock markets, currency exchange rate fluctuations and asset valuations, and disrupt the U.K. market and the E.U. markets in which we operate, by increasing restrictions on the trade and free movement of goods, services and people between the U.K. and the E.U.  The withdrawal could also lead to legal uncertainty and potentially divergent national laws and regulations as the U.K. determines which E.U. laws to replace or replicate. The consequences of a withdrawal in the long term are unknown and not quantifiable at this time. However, given the lack of comparable precedent, any of these effects of a withdrawal, among others, could materially adversely affect our business, business opportunities, results of operations, financial condition and cash flows.

The payment of dividends is at the discretion of our Board of Directors, and the reduction or elimination of dividends could cause a decline in the price of our common stock.

We are not obligated to pay dividends on our Common stock. Any determinations by the Board of Directors to declare and pay cash dividends on our Company’s Common stock will be based primarily upon our Company’s financial condition, results of operations, business requirements, regulatory and legal constraints and any other factors the Board of Directors deems relevant. Several of these factors will be subject to general economic, financial, competitive, legislative and regulatory factors beyond our Company’s control. Any reduction or elimination of dividends could cause our Company’s stock price to decline.

Investment in new insurance ventures or acquisitions may not be successful and presents risks not originally contemplated.

Our Company has invested, and in the future may invest, in new insurance ventures or acquisitions.  We cannot assure you that we will be able to identify suitable insurance ventures or acquisition targets, that such transactions will be financed and completed on acceptable terms or that our future insurance ventures or acquisitions will be successful. Even if we do find suitable targets, such endeavors may involve significant risks and uncertainties, including distraction of management from current operations, greater than expected liabilities and expenses, inadequate return of capital, failure to properly integrate operations and retain employees and unidentified issues not discovered in our Company’s due diligence.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 2. PROPERTIES

Our executive and administrative office is located at 400 Atlantic Street, Stamford, CT.  The lease for this space expires in October 2023.  We operate in various locations with non-cancelable operating leases including:

•	U.S.
•	Alpharetta, GA,
•	Boston, MA,
•	Chicago, IL,
•	Coral Gables, FL,
•	Danbury, CT,
•	Ellicott City, MD,
•	Farmington, CT,
•	Houston, TX,
•	Irvine, CA,
•	Iselin, NJ,
•	Los Angeles, CA,
•	Minneapolis, MN,
•	New York City, NY,
•	Philadelphia, PA,
•	Pittsburgh, PA,
•	San Francisco, CA,
•	Schaumburg, IL,

•	Seattle, WA,
•	Stamford, CT and
•	Tampa, FL.
•	International
•	Antwerp, Belgium,
•	Copenhagen, Denmark,
•	Hong Kong(1)
•	London, England,
•	Milan, Italy,
•	Paris, France,
•	Rotterdam, The Netherlands,
•	Stockholm, Sweden and
•	Zurich, Switzerland(1).

(1) - Office leases are in force at December 21, 2016, however, service operations will not commence until 2017.

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

The following table reflects the high, low and closing trade prices as reported during the four quarters of 2016 and 2015, without retroactive effect of the stock split:

	2016			2015
	High	Low	Close	High	Low	Close
First Quarter	$87.61	$79.56	$83.87	$79.06	$68.39	$77.84
Second Quarter	94.91	81.07	91.97	79.61	76.69	77.56
Third Quarter	97.63	87.97	96.92	79.60	74.00	77.98
Fourth Quarter	118.20	91.65	117.75	88.28	77.72	85.79

On December 6, 2016, our Board of Directors declared a two-for-one stock split of The Navigators Group, Inc. Common stock, to be effected in the form of a stock dividend. Stockholders of record at the close of business on December 30, 2016 received one additional share of Common stock for every share of Common stock held. The additional shares of Common stock were issued on January 20, 2017.

The following table reflects the high, low and closing trade prices with retroactive effect of the stock split for the four quarters of 2016 and 2015:

	2016			2015
	High	Low	Close	High	Low	Close
First Quarter	$43.81	$39.78	$41.94	$39.53	$34.20	$38.92
Second Quarter	47.46	40.54	45.99	39.81	38.35	38.78
Third Quarter	48.82	43.99	48.46	39.80	37.00	38.99
Fourth Quarter	59.10	45.83	58.88	44.14	38.86	42.90

Information provided to our Company by the transfer agent and proxy solicitor indicates that there are approximately 377 holders of record as of January 20, 2017 and 4,989 beneficial holders of our common stock, as of February 1, 2017.

Five Year Stock Performance Graph

The Five Year Stock Performance Graph and related Cumulative Indexed Returns table, as presented below, reflects the cumulative return on our Company’s common stock, the Standard & Poor’s 500 Index (“S&P 500 Index”) and the S&P Property and Casualty Insurance Index (the “Insurance Index”) assuming an original investment in each of $100 on December 31, 2011 (the “Base Period”) and reinvestment of dividends to the extent declared.  Cumulative returns for each year subsequent to 2011 are measured as a change from this Base Period.

The comparison of five year cumulative returns among our Company, the companies listed in the S&P 500 Index and the Insurance Index are as follows:

	Cumulative Indexed Returns
	Years Ended December 31,
	Base Period
Company / Index	2011	2012	2013	2014	2015	2016
The Navigators Group, Inc.	100.00	107.11	132.47	153.82	179.93	247.53
S&P 500 Index	100.00	115.88	153.01	173.69	176.07	196.78
Insurance Index	100.00	120.00	165.76	191.30	209.15	241.56

Dividends

On July 15, September 30, and December 29, 2016, our Company paid dividends of $0.09 per share to stockholders of record of our Company’s common stock as of June 20, August 19, and November 18, 2016, respectively.

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

	Years Ended December 31,
in thousands, except share and per share amounts	2016	2015	2014	2013	2012
Operating information:
Gross written premiums	$1,568,911	$1,453,502	$1,432,353	$1,370,517	$1,286,465
Revenues:
Net earned premiums	$1,100,345	$984,087	$935,895	$841,939	$781,964
Net investment income	79,451	68,718	64,168	56,251	54,248
Net other-than-temporary impairment losses recognized in earnings	(150)	(1,698)	—	(2,393)	(858)
Net realized gains (losses)	9,186	8,373	12,812	22,939	41,074
Other income (loss)	8,701	(491)	10,656	(1,172)	1,488
Total revenues	$1,197,533	$1,058,989	$1,023,531	$917,564	$877,916
Expenses:
Net losses and loss adjustment expenses	$665,448	$572,598	$545,229	$518,961	$497,433
Commission expenses	165,045	129,977	125,528	113,494	121,470
Other operating expenses	234,096	223,516	196,825	164,434	159,079
Call premium on Senior notes	—	—	—	17,895	—
Interest expense	15,435	15,424	15,413	10,507	8,198
Total expenses	$1,080,024	$941,515	$882,995	$825,291	$786,180
Income (loss) before income taxes	117,509	117,474	140,536	92,273	91,736
Income tax expense (benefit)	34,783	36,417	45,207	28,807	27,974
Net income (loss)	$82,726	$81,057	$95,329	$63,466	$63,762
Net income per share:(1)
Basic	$2.85	$2.82	$3.34	$2.25	$2.27
Diluted	$2.75	$2.73	$3.25	$2.21	$2.23
Average common shares outstanding:
Basic	29,073,803	28,785,044	28,519,536	28,267,851	28,104,623
Diluted	30,031,609	29,651,490	29,292,738	28,691,106	28,655,640
Combined loss and expense ratio (2):
Loss ratio	60.5%	58.2%	58.3%	61.6%	63.6%
Expense ratio	36.2%	35.9%	34.3%	33.2%	35.7%
Total	96.7%	94.1%	92.6%	94.8%	99.3%

Balance sheet information:
Total investments	$3,130,523	$2,937,226	$2,729,735	$2,488,077	$2,376,918
Total assets	4,814,037	4,584,012	4,476,185	4,169,452	4,007,670
Gross losses and LAE reserves	2,289,727	2,202,644	2,159,634	2,045,071	2,097,048
Net losses and LAE reserves	1,510,451	1,393,126	1,308,136	1,222,633	1,216,909
Senior notes	263,728	263,580	263,440	263,308	114,424
Stockholders' equity	1,178,188	1,096,148	1,027,224	902,212	879,485
Common shares outstanding	29,124,139	28,861,778	28,562,932	28,396,992	28,093,332
Book value per share (3)	$40.45	$37.98	$35.96	$31.77	$31.31

(1) - We completed a two-for-one stock split on January 20, 2017. All share and per share data has been retroactively restated on a post-split basis.

(2) - Calculated based on earned premiums.

(3) - Calculated as stockholders’ equity divided by actual shares outstanding as of the date indicated.

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

The following is a list of GAAP and non-GAAP measures found throughout this report with their definitions, relationships to GAAP measures and explanations of their importance to our operations:

Underwriting Profit (Loss)

Underwriting profit (loss) represents one measure of the pretax profitability of our insurance operations and is derived by subtracting Net losses and LAE, Commission expenses, Other operating expenses and Other underwriting income (expense) from Net earned premiums. This information is available in total and by segment in Note 2 – Segment Information in the Notes to Consolidated Financial Statements.  The nearest comparable GAAP measure is Income before income taxes which, in addition to Underwriting profit (loss), includes Net investment income,  Other than temporary impairment (“OTTI”) loss, Net realized gains (losses) on investments, Interest expense and Other income (loss).

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

Net Operating Earnings

Net operating earnings is calculated as Net income before after-tax Net realized gains (losses), after-tax OTTI losses recognized in earnings, and after-tax net realized and unrealized foreign exchange gains (losses) resulting from foreign currency transactions (transactions denominated in a currency other than the entity’s functional currency) and translation adjustments (translation of foreign currency denominated assets and liabilities into U.S. Dollars (“USD”).

Reserve for losses and LAE

Reserve for losses and LAE, as shown in the liabilities section of our Consolidated Balance Sheets, represents the total obligations to claimants for both estimates of known claims and estimates for IBNR claims. The related asset item, Reinsurance balances recoverable on unpaid losses and LAE, is the estimate of both known claims and IBNR that we expect to recover from reinsurers. The net of these two items is generally referred to as Net losses and LAE reserves and is commonly used in our disclosures regarding the process of establishing these various estimated amounts.

Book Value and Book Value Per Share

Book value is equivalent to Stockholders’ equity and book value per share is calculated by dividing Stockholders’ equity by the number of outstanding shares at the end of the interim period.

Overview

The discussion and analysis of our financial condition and results of operations contained herein should be read in conjunction with our consolidated financial statements and accompanying notes which appear elsewhere in this Form 10-K.  It contains forward-

looking statements that involve risks and uncertainties.  Please refer to Forward-Looking Statements and Risk Factors for more information.  Our results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those described below and elsewhere in this Form 10-K.

Unless the context requires otherwise, the terms “we,” “us,”  “our,” or “our Company” are used to mean The Navigators Group, Inc., a Delaware holding company established in 1982, and its subsidiaries.  The term “Parent Company” is used to mean The Navigators Group, Inc. without our subsidiaries.

On December 6, 2016, our Board of Directors declared a two-for-one stock split of The Navigators Group, Inc. Common stock, to be effected in the form of a stock dividend. Stockholders of record at the close of business on December 30, 2016 received one additional share of Common stock for every share of Common stock held. The additional shares of Common stock were issued on January 20, 2017. All disclosures of shares and per share data have been retroactively adjusted to reflect the stock split for all periods presented.

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

In May 2016, our Company received authorization from the PRA and the FCA for a new U.K. based insurance company, NIIC, which is a wholly-owned direct subsidiary of our Parent Company.  Our Company has been fully capitalized in compliance with the terms of the authorization from the PRA and has been granted a financial strength rating of “A” by Standard & Poor’s. In light of the result of the U.K. referendum held on June 23, 2016 in favor of the U.K. leaving the E.U., the operational and start up plans for NIIC were re-evaluated. It is now anticipated that NIIC will begin writing business in the first quarter of 2017 and through the course of 2017 will write business both in the U.K. and through our European branches.  While the precise timing and nature of the U.K’s exit from membership of the E.U. remains uncertain, we have developed contingency plans in order to maintain the required regulatory approvals and licenses in the countries of the E.U. in which we wish to do business.

As a result of the U.K. referendum vote in favor of exiting the E.U., for the twelve months ended December 31, 2016, the Great British pound (“GBP”) exchange rate experienced a significant decline in value against the USD.  As a result, we have recorded realized and unrealized foreign exchange gains in Other income primarily due to a net GBP monetary liability in our foreign, U.S. functional currency subsidiaries.   Additionally, we recorded a foreign currency translation loss in accumulated other comprehensive income (“AOCI”), primarily due to our GBP portfolio investments in NIIC, a GBP functional currency subsidiary.  These assets are also the principal driver of the foreign exchange effect in our cash accounts.

Financial Highlights - Selected Indicators

	Years Ended December 31,
amounts in thousands, except per share amounts	2016	2015	2014
Results of operations data:
Net earned premiums	$1,100,345	$984,087	$935,895
Net investment income	79,451	68,718	64,168
Underwriting profit (loss)	35,892	58,118	68,908
Net income	82,726	81,057	95,329
Net income per diluted share(1)	$2.75	$2.73	$3.25

	December 31,
amounts in thousands, except per share amounts	2016	2015
Balance sheet data:
Total assets	$4,814,037	$4,584,012
Total stockholders' equity	1,178,188	1,096,148
Book value per share(1)	$40.45	$37.98

(1) - We completed a two-for-one stock split on January 20, 2017. All per share data has been retroactively restated on a post-split basis.

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

We report our results of operations consistent with the manner in which our Chief Operating Decision Maker reviews the business to assess performance by our four reportable segments: U.S. Insurance, Int’l Insurance, GlobalRe and Corporate.

Results of Operations

The following table presents a summary of our consolidated financial results for the years ended December 31, 2016, 2015 and 2014:

	Years Ended December 31,			Percentage Change
				2016 vs.	2015 vs.
amounts in thousands, except per share amounts	2016	2015	2014	2015	2014
Gross written premiums	$1,568,911	$1,453,502	$1,432,353	7.9%	1.5%
Ceded written premiums	(382,687)	(409,642)	(432,215)	(6.6%)	(5.2%)
Net written premiums	1,186,224	1,043,860	1,000,138	13.6%	4.4%
Net earned premiums	$1,100,345	$984,087	$935,895	11.8%	5.1%
Net losses and LAE	(665,448)	(572,598)	(545,229)	16.2%	5.0%
Commission expenses	(165,045)	(129,977)	(125,528)	27.0%	3.5%
Other operating expenses	(234,096)	(223,516)	(196,825)	4.7%	13.6%
Other underwriting income (expense)	136	122	595	11.5%	(79.5%)
Underwriting profit (loss)	$35,892	$58,118	$68,908	(38.2%)	(15.7%)
Net investment income	79,451	68,718	64,168	15.6%	7.1%
Net realized gains (losses)	9,036	6,675	12,812	35.4%	(47.9%)
Interest expense	(15,435)	(15,424)	(15,413)	0.1%	0.1%
Other income (loss)	8,565	(613)	10,061	NM	NM
Income (loss) before income taxes	$117,509	$117,474	$140,536	0.0%	(16.4%)
Income tax (expense) benefit	(34,783)	(36,417)	(45,207)	(4.5%)	(19.4%)
Net income (loss)	$82,726	$81,057	$95,329	2.1%	(15.0%)

Net income per diluted share(1)	$2.75	$2.73	$3.25

Effective tax rate	29.6%	31.0%	32.2%

Losses and LAE ratio	60.5%	58.2%	58.3%
Commission expense ratio	15.0%	13.2%	13.4%
Other operating expense ratio (2)	21.2%	22.7%	20.9%
Combined ratio	96.7%	94.1%	92.6%

(1) - We completed a two-for-one stock split on January 20, 2017. All per share data has been retroactively restated on a post-split basis.

(2) - Includes Other operating expenses and Other underwriting income (expense).

NM - Percentage change not meaningful

The following table calculates our net operating earnings for the years ended December 31, 2016, 2015 and 2014:

	Years Ended December 31,
	2016			2015			2014			Percentage Change
amounts in thousands, except per share amounts	Pre-Tax	Tax	After-Tax	Pre-Tax	Tax	After-Tax	Pre-Tax	Tax	After-Tax	2016 vs. 2015	2015 vs. 2014
Net income	$117,509	$(34,783)	$82,726	$117,474	$(36,417)	$81,057	$140,536	$(45,207)	$95,329	2.1%	(15.0%)
Adjustments to Net income:
Realized losses (gains)	(9,036)	3,163	(5,873)	(6,675)	2,336	(4,339)	(12,812)	4,485	(8,327)	35.4%	(47.9%)
FX losses (gains)	(8,626)	3,019	(5,607)	622	(218)	404	(10,061)	3,527	(6,534)	NM	NM
Net operating earnings	$99,847	$(28,601)	$71,246	$111,421	$(34,299)	$77,122	$117,663	$(37,195)	$80,468	(7.6%)	(4.2%)

Net operating earnings per common share:(1)
Basic			$2.45			$2.68			$2.82
Diluted			$2.37			$2.60			$2.75

(1) - We completed a two-for-one stock split on January 20, 2017. All per share data has been retroactively restated on a post-split basis

NM - Percentage change not meaningful

Underwriting Profit (Loss)

Underwriting profit was $35.9 million for the year ended December 31, 2016, which decreased by $22.2 million from the same period in 2015, driven by $26.8 million of catastrophic events (“CAT”) plus related reinsurance reinstatement premiums (“RRPs”) of $1.8 million, $35.7 million of net additional current accident year (“AY”) reserve development due to large loss activity in our Int’l Insurance segment, and an increase in Other operating expense as we continue to invest in our European expansion and GlobalRe reporting segment.  These items were partially offset by $28.5 million of favorable loss emergence on prior AY’s and increased production.

Underwriting profit was $58.1 million for the year ended December 31, 2015, which decreased by $10.8 million from the same period in 2014, mostly driven by Hurricane Joaquin CAT losses, which resulted in a $10.0 million net loss and $4.0 million of related RRPs, partially offset by increased production and favorable loss emergence on prior accident years (“AY”).  Additionally, operating expenses increased due to our European expansion.

For additional information on the drivers of Underwriting profit see the U.S. Insurance, Int’l Insurance and GlobalRe reporting segment results sections included herein.

A major component of our Underwriting profit (loss) is due to Net losses and LAE.  The following table presents the impact of changes in reserves and RRPs on our Net losses and LAE ratio for the years ended December 31, 2016, 2015, and 2014:

	Years Ended December 31,
	2016	2015	2014
Net losses and LAE ratio, reported	60.5%	58.2%	58.3%
RRPs	-0.1%	0.0%	-0.3%
Additional net current AY release/(development)	-5.7%	-4.9%	-2.7%
Net prior AY reserve release/(strengthening)	2.6%	6.6%	5.9%
Net losses and LAE ratio, adjusted	57.3%	59.9%	61.2%

For the year ended December 31, 2016, we recorded $28.5 million of net prior AY reserve releases including $25.0 million, $2.2 million and $1.3 million of reserve releases from our Int’l Insurance, GlobalRe and U.S. Insurance reporting segments, respectively, all due to favorable loss emergence.  This was offset by $62.5 million of additional net current AY reserve development, of which $26.8 million was due to CAT losses, including $11.7 million related to the Alberta Wildfires, $7.1 million due to Hurricane Matthew, $3.8 million due to the Ecuador earthquake and $3.3 million due to the Taiwan earthquake. Additionally, we incurred $35.7 million of non-CAT net current AY development, mostly due to  large losses in our Int’l Insurance Marine and Int’l Insurance P&C operating segments, and $2.0 million of net RRPs primarily related to the CATs noted above.

For the year ended December 31, 2015, we recorded $64.7 million of net prior AY reserve releases including $29.3 million, $26.2 million and $9.1 million of reserve releases from our U.S. Insurance, Int’l Insurance and GlobalRe reporting segments, respectively, all due to favorable loss emergence.  This was partially offset by $48.5 million of additional net current AY reserve development related to large loss activity and $0.6 million of RRPs.

For the year ended December 31, 2014, we recorded $55.8 million of net prior AY reserve releases primarily driven by $38.3 million, $15.4 million and $2.1 million of reserve releases from our Int’l Insurance, U.S. Insurance and GlobalRe reporting segments, respectively, all due to favorable loss emergence. This was partially offset by $16.8 million of additional net current AY reserve development related to large loss activity and $4.4 million of RRPs.

Net Investment Income

Our Net investment income was derived from the following sources:

	Years Ended December 31,			Percentage Change
				2016 vs.	2015 vs.
amounts in thousands	2016	2015	2014	2015	2014
Fixed maturities	$67,772	$61,572	$57,219	10.1%	7.6%
Equity securities	14,271	9,813	9,036	45.4%	8.6%
Short-term investments	727	683	911	6.4%	(25.0%)
Total investment income	$82,770	$72,068	$67,166	14.8%	7.3%
Investment expenses	(3,319)	(3,350)	(2,998)	(0.9%)	11.7%
Net investment income	$79,451	$68,718	$64,168	15.6%	7.1%

The increase in total Net investment income for all years presented as compared to the prior years was primarily due to growth of invested assets coupled with an increase in pretax yields, which was driven in part by an increased allocation to higher yielding preferred stocks. The annualized pre-tax yields, excluding Net realized gains and losses and OTTI losses recognized in earnings, on a consolidated basis were 2.6%, 2.4% and 2.3%, respectively, for the years ended December 31, 2016, 2015 and 2014.

As part of our overall investment strategy, we seek to build a tax efficient investment portfolio by maintaining an allocation to tax exempt municipal bonds. The tax-exempt  portion of our investment portfolio was approximately 17.1% of the fixed maturities investment portfolio as of December 31, 2016. Additionally, substantially all of our equity portfolio is invested in tax efficient securities which qualify for the dividends received deduction.  The tax equivalent yields for the years ended December 31, 2016, 2015 and 2014 on a consolidated basis were 2.9%, 2.7% and 2.5%, respectively.

OTTI Losses Recognized in Earnings

Our Company had one credit related OTTI loss of $0.2 million from our Fixed maturities portfolio during the year ended December 31, 2016.  Our Company had three credit related OTTI losses totaling $1.7 million from our equity portfolio during the year ended December 31, 2015, which were for certain common stocks in the energy sector and aerospace industry that were impacted by global economic events.  Our Company did not have any credit related OTTI losses for the year ended December 31, 2014.

Net Realized Gains and Losses

Net realized gains and losses, excluding OTTI losses recognized in earnings, for the periods indicated were as follows:

	Years Ended December 31,			Percentage Change
				2016 vs.	2015 vs.
amounts in thousands	2016	2015	2014	2015	2014
Fixed maturities:
Gains	$5,681	$4,756	$8,326	19.4%	(42.9%)
Losses	(4,271)	(5,926)	(2,610)	(27.9%)	127.0%
Fixed maturities, net	$1,410	$(1,170)	$5,716	NM	NM
Short-term:
Gains	$890	$130	$—	NM	NM
Losses	(1,552)	(383)	—	NM	NM
Short-term, net	$(662)	(253)	$—	NM	NM
Equity securities:
Gains	$9,096	$14,331	$9,447	(36.5%)	51.7%
Losses	(658)	(4,535)	(2,351)	(85.5%)	92.9%
Equity securities, net	$8,438	$9,796	$7,096	(13.9%)	38.0%
Net realized gains	$9,186	$8,373	$12,812	9.7%	(34.6%)

NM - Percentage change not meaningful

Net realized gains and losses are generated as part of the normal ongoing management of our investment portfolio. Net realized gains of $9.2 million for the year ended December 31, 2016 are primarily due to the sale of equity securities.  Realized losses of $4.3 million and $1.6 million for the year ended December 31, 2016 in the fixed maturities and short term portfolios, respectively, are primarily due to the foreign exchange losses in our Canadian Dollar (“CAD”) and GBP portfolios. Net realized gains of $8.4 million for the year ended December 31, 2015 are primarily due to the sale of equity securities.  Realized losses of $5.9 million in fixed maturities are primarily due to foreign exchange loss on the sale and maturity of fixed maturities in our Canadian portfolio.  Net realized gains of $12.8 million for the year ended December 31, 2014 are primarily due to the sale of corporate bonds and equity securities.

Other Income (Loss)

Other income (loss) for the years ended December 31, 2016, 2015 and 2014 was $8.6 million, ($0.6) million and $10.1 million, respectively. Other income (loss) primarily consists of realized and unrealized foreign exchange gains and losses mostly driven by the strengthening of the USD against the GBP and CAD. 2016 included $10.2 million of unrealized foreign exchange gain and ($1.6) million of realized foreign exchange loss. 2015 included $0.3 million of realized foreign exchange gain and ($0.9) million of unrealized foreign exchange loss. 2014 was impacted by a $10.0 million foreign currency translation gain in connection with a change in the functional currency of the Syndicate that took place in the first quarter of 2014.  See Note 1 – Organizations & Summary of Significant Accounting Policies, in the Notes to Consolidated Financial Statements, included herein for additional information regarding the foreign currency adjustment.

Income Taxes

We recorded an effective tax rate of 29.6%, 31.0% and 32.2% for December 31, 2016, 2015 and 2014, respectively.  Our effective tax rate for each of the years differs from the federal tax rate of 35.0% principally due to tax-exempt investment income and dividends received deduction.

Segment Results

The following tables summarize our Consolidated Financial Results by reporting segment for the years ended December 31, 2016, 2015 and 2014:

	Year Ended December 31, 2016
	U.S.	Int'l
amounts in thousands	Insurance	Insurance	GlobalRe	Corporate (1)	Total
Net earned premiums	$629,308	$307,416	$163,621	$—	$1,100,345
Net losses and LAE	(397,860)	(178,284)	(89,304)	—	(665,448)
Commission expenses	(70,812)	(61,703)	(34,008)	1,478	(165,045)
Other operating expenses	(128,108)	(86,395)	(19,593)	—	(234,096)
Other underwriting income (expense)	1,092	—	522	(1,478)	136

Underwriting profit (loss)	$33,620	$(18,966)	$21,238	$—	$35,892

Net investment income				79,451	79,451
Net realized gains (losses)				9,036	9,036
Interest expense				(15,435)	(15,435)
Other income (loss)				8,565	8,565

Income before income taxes	$33,620	$(18,966)	$21,238	$81,617	$117,509
Income tax (expense) benefit				(34,783)	(34,783)
Net income (loss)					$82,726

Losses and LAE ratio	63.2%	58.0%	54.6%		60.5%
Commission expense ratio	11.3%	20.1%	20.8%		15.0%
Other operating expense ratio (2)	20.2%	28.1%	11.6%		21.2%
Combined ratio	94.7%	106.2%	87.0%		96.7%

(1) - Includes Corporate segment intercompany eliminations.

(2) - Includes Other operating expenses and Other underwriting income (expense).

	Year Ended December 31, 2015
	U.S.	Int'l
amounts in thousands	Insurance	Insurance	GlobalRe	Corporate (1)	Total
Net earned premiums	$555,836	$259,960	$168,291	$—	$984,087
Net losses and LAE	(343,497)	(134,702)	(94,399)	—	(572,598)
Commission expenses	(56,319)	(43,676)	(32,240)	2,258	(129,977)
Other operating expenses	(131,407)	(75,867)	(16,242)	—	(223,516)
Other underwriting income (expense)	1,690	—	690	(2,258)	122

Underwriting profit (loss)	$26,303	$5,715	$26,100	$—	$58,118

Net investment income				68,718	68,718
Net realized gains (losses)				6,675	6,675
Interest expense				(15,424)	(15,424)
Other income (loss)				(613)	(613)

Income before income taxes	$26,303	$5,715	$26,100	$59,356	$117,474
Income tax (expense) benefit				(36,417)	(36,417)
Net income (loss)					$81,057

Losses and LAE ratio	61.8%	51.8%	56.1%		58.2%
Commission expense ratio	10.1%	16.8%	19.2%		13.2%
Other operating expense ratio (2)	23.4%	29.2%	9.2%		22.7%
Combined ratio	95.3%	97.8%	84.5%		94.1%

(1) - Includes Corporate segment intercompany eliminations.

(2) - Includes Other operating expenses and Other underwriting income (expense).

	Year Ended December 31, 2014
	U.S.	Int'l
amounts in thousands	Insurance	Insurance	GlobalRe	Corporate (1)	Total
Net earned premiums	$504,289	$243,485	$188,121	$—	$935,895
Net losses and LAE	(311,839)	(115,079)	(118,311)	—	(545,229)
Commission expenses	(49,840)	(44,426)	(33,429)	2,167	(125,528)
Other operating expenses	(115,817)	(65,275)	(15,733)	—	(196,825)
Other underwriting income (expense)	2,241	32	489	(2,167)	595

Underwriting profit (loss)	$29,034	$18,737	$21,137	$—	$68,908

Net investment income				64,168	64,168
Net realized gains (losses)				12,812	12,812
Interest expense				(15,413)	(15,413)
Other income (loss)				10,061	10,061

Income (loss) before income taxes	$29,034	$18,737	$21,137	$71,628	$140,536
Income tax (expense) benefit				(45,207)	(45,207)
Net income (loss)					$95,329

Losses and LAE ratio	61.8%	47.3%	62.9%		58.3%
Commission expense ratio	9.9%	18.2%	17.8%		13.4%
Other operating expense ratio (2)	22.5%	26.8%	8.1%		20.9%
Combined ratio	94.2%	92.3%	88.8%		92.6%

(1) - Includes Corporate segment intercompany eliminations.

(2) - Includes Other operating expenses and Other underwriting income (expense).

U.S. Insurance

The following tables summarize our financial results by operating segment for our U.S. Insurance reporting segment for the years ended December 31, 2016, 2015 and 2014:

U.S. Insurance
	Year Ended December 31, 2016
amounts in thousands	Marine	P&C	Professional Liability	Total	% Change 2016 vs. 2015
Gross written premiums	$169,405	$631,562	$118,428	$919,395	6.2%
Ceded written premiums	(70,858)	(135,888)	(29,081)	(235,827)	(12.3%)
Net written premiums	98,547	495,674	89,347	683,568	14.5%

Net earned premiums	$100,132	$453,673	$75,503	$629,308	13.2%
Net losses and LAE	(50,087)	(295,877)	(51,896)	(397,860)	15.8%
Commission expenses	(8,469)	(52,483)	(9,860)	(70,812)	25.7%
Other operating expenses	(27,559)	(81,469)	(19,080)	(128,108)	(2.5%)
Other underwriting income (expense)	465	582	45	1,092	(35.4%)

Underwriting profit (loss)	$14,482	$24,426	$(5,288)	$33,620	27.8%

Losses and LAE ratio	50.0%	65.2%	68.7%	63.2%
Commission expense ratio	8.5%	11.6%	13.1%	11.3%
Other operating expense ratio (1)	27.0%	17.8%	25.2%	20.2%
Combined ratio	85.5%	94.6%	107.0%	94.7%

(1) - Includes Other operating expenses and Other underwriting income (expense).

U.S. Insurance
	Year Ended December 31, 2015
amounts in thousands	Marine	P&C	Professional Liability	Total	% Change 2015 vs. 2014
Gross written premiums	$158,124	$596,673	$110,984	$865,781	7.3%
Ceded written premiums	(61,916)	(152,168)	(54,691)	(268,775)	5.4%
Net written premiums	96,208	444,505	56,293	597,006	8.1%

Net earned premiums	$96,082	$401,408	$58,346	$555,836	10.2%
Net losses and LAE	(43,553)	(266,806)	(33,138)	(343,497)	10.2%
Commission expenses	(11,606)	(39,931)	(4,782)	(56,319)	13.0%
Other operating expenses	(27,082)	(81,866)	(22,459)	(131,407)	13.5%
Other underwriting income (expense)	489	1,122	79	1,690	(24.6%)

Underwriting profit (loss)	$14,330	$13,927	$(1,954)	$26,303	(9.4%)

Losses and LAE ratio	45.3%	66.5%	56.8%	61.8%
Commission expense ratio	12.1%	9.9%	8.2%	10.1%
Other operating expense ratio (1)	27.7%	20.1%	38.3%	23.4%
Combined ratio	85.1%	96.5%	103.3%	95.3%

(1) - Includes Other operating expenses and Other underwriting income (expense).

U.S. Insurance
	Year Ended December 31, 2014
amounts in thousands	Marine	P&C	Professional Liability	Total
Gross written premiums	$154,233	$543,045	$109,830	$807,108
Ceded written premiums	(46,685)	(169,953)	(38,345)	(254,983)
Net written premiums	107,548	373,092	71,485	552,125

Net earned premiums	$105,650	$314,833	$83,806	$504,289
Net losses and LAE	(42,057)	(220,263)	(49,519)	(311,839)
Commission expenses	(13,025)	(25,497)	(11,318)	(49,840)
Other operating expenses	(24,205)	(70,903)	(20,709)	(115,817)
Other underwriting income (expense)	839	1,263	139	2,241

Underwriting profit (loss)	$27,202	$(567)	$2,399	$29,034

Losses and LAE ratio	39.8%	70.0%	59.1%	61.8%
Commission expense ratio	12.3%	8.1%	13.5%	9.9%
Other operating expense ratio (1)	22.2%	22.1%	24.5%	22.5%
Combined ratio	74.3%	100.2%	97.1%	94.2%

(1) - Includes Other operating expenses and Other underwriting income (expense).

Gross Written Premiums

Gross written premiums increased $53.6 million for the year ended December 31, 2016 compared to the same period in 2015 due to strong growth across all of our operating segments.  Our P&C operating segment increased $34.9 million driven by new business production from our Auto and Property products of $20.9 million and $13.3 million, respectively.  In addition, our Marine and Professional Liability operating segments increased $11.3 million and $7.4 million, respectively, as compared to the same period in 2015, driven by new business production in our Craft, Cargo and Fishing Vessel products, as well as increased renewal premiums in our E&O and D&O divisions despite a difficult rate environment.

For the year ended December 31, 2016, average renewal rates decreased 0.1% as compared to the same period in 2015, driven by a 0.5% decrease from our Marine operating segment.

Gross written premiums increased $58.7 million for the year ended December 31, 2015 compared to the same period in 2014 due to strong new business production and improving market conditions in our P&C operating segment, which increased $53.6 million.  Our

Excess Casualty and Primary Casualty divisions increased $23.5 million and $15.9 million, respectively, as a result of continued improvement within the construction market.  In addition, our Environmental division increased $8.5 million due to strong new business production.

For the year ended December 31, 2015, average renewal rates decreased 1.3% as compared to the same period in 2014, with decreases in our Marine, P&C and Professional Liability operating segments of 0.7%, 1.5% and 1.4%, respectively. This was offset by new business production achieved through our continued investment in our underwriting teams in addition to improved market conditions across key businesses.

Ceded Written Premiums

Ceded written premiums decreased $32.9 million for the year ended December 31, 2016 compared to the same period in 2015, mostly due to the reduction in proportional reinsurance coverage that supports our Excess Casualty and Environmental risks within our P&C operating segment, the nonrenewal of our E&O proportional reinsurance treaty in the fourth quarter of 2015 within our Professional Liability segment, and the year over year effect of RRPs.  For the year ended December 31, 2016, RRPs decreased $4.6 million to $0.8 million as compared to $5.4 million in the prior year, primarily due to the reduction in large loss activity within our Marine operating segment. These items were partially offset by increases in our proportional reinsurance coverage within our Marine operating segment.

Ceded written premiums increased $13.8 million for the year ended December 31, 2015 compared to the same period in 2014, mostly due to growth in Gross written premiums. The impact of the implementation of additional proportional reinsurance programs in Marine and Professional Liability operating segments, during the second half of 2014 and the first quarter of 2015, were almost completely offset by a reduction in proportional reinsurance, in the second half of 2015, that primarily supports Excess Casualty and Environmental casualty risks within our P&C operating segment.

For the year ended December 31, 2015, RRPs of $5.4 million increased $3.6 million as compared to prior year of $1.8 million, primarily due to large loss activity within our Marine operating segment.

Net Earned Premiums

Net earned premiums increased $73.5 million for the year ended December 31, 2016 compared to the same period in 2015, due to growth in Gross written premiums, a reduced level of proportional reinsurance within our P&C and Professional Liability operating segments, and a $4.6 million decrease in RRPs from 2015.

Net earned premiums increased $51.5 million for the year ended December 31, 2015 compared to the same period in 2014, primarily due to growth in Gross written premiums and a reduced level of proportional reinsurance that supports certain casualty risks in the second half of 2015 within our P&C operating segment.  This was partially offset by decreases in Net earned premium in both our Marine and Professional Liability operating segments, which were impacted by the implementation of additional reinsurance programs in the second half of 2014 and first quarter of 2015, as well as, a $3.6 million increase in RRPs from 2014.

Net Losses and LAE

The Net losses and LAE reserves as of December 31, 2016, 2015 and 2014 are as follows:

	U.S. Insurance
	Year Ended December 31, 2016
amounts in thousands	Marine	P&C	Professional Liability	Total
Case reserves	$56,701	$201,368	$24,555	$282,624
IBNR reserves	54,259	603,509	70,559	728,327
Total	$110,960	$804,877	$95,114	$1,010,951

	U.S. Insurance
	Year Ended December 31, 2015
amounts in thousands	Marine	P&C	Professional Liability	Total
Case reserves	$68,677	$170,988	$42,546	$282,211
IBNR reserves	55,408	514,777	60,528	630,713
Total	$124,085	$685,765	$103,074	$912,924

	U.S. Insurance
	Year Ended December 31, 2014
amounts in thousands	Marine	P&C	Professional Liability	Total
Case reserves	$74,699	$144,334	$56,501	$275,534
IBNR reserves	64,390	391,643	85,369	541,402
Total	$139,089	$535,977	$141,870	$816,936

The following tables present the impact of reserve development and RRPs on our Net losses and LAE ratio for the years ended December 31, 2016, 2015 and 2014:

	U.S. Insurance
	Year Ended December 31, 2016
			Professional
	Marine	P&C	Liability	Total
Net losses and LAE ratio, reported	50.0%	65.2%	68.7%	63.2%
RRPs	-0.4%	0.0%	0.0%	-0.1%
Additional net current AY release/(development)	-1.1%	-0.4%	0.0%	-0.5%
Net prior AY reserve release/(strengthening)	10.0%	-0.6%	-7.9%	0.2%
Net losses and LAE ratio, adjusted	58.5%	64.2%	60.8%	62.8%

	U.S. Insurance
	Year Ended December 31, 2015
			Professional
	Marine	P&C	Liability	Total
Net losses and LAE ratio, reported	45.3%	66.5%	56.8%	61.8%
RRPs	-1.9%	-0.2%	0.0%	-0.6%
Additional net current AY release/(development)	-10.0%	-1.2%	0.0%	-2.7%
Net prior AY reserve release/(strengthening)	24.8%	0.2%	6.5%	5.2%
Net losses and LAE ratio, adjusted	58.2%	65.3%	63.3%	63.7%

	U.S. Insurance
	Year Ended December 31, 2014
			Professional
	Marine	P&C	Liability	Total
Net losses and LAE ratio, reported	39.8%	70.0%	59.1%	61.8%
RRPs	-0.9%	0.1%	0.0%	-0.2%
Additional net current AY release/(development)	-5.5%	-0.1%	0.0%	-1.2%
Net prior AY reserve release/(strengthening)	26.9%	-5.4%	4.1%	3.0%
Net losses and LAE ratio, adjusted	60.3%	64.6%	63.2%	63.4%

For the year ended December 31, 2016, our U.S. Insurance reporting segment recorded $1.3 million of net prior AY reserve releases driven by $10.1 million of reserve releases in our Marine operating segment, mostly due to a decline in large loss activity, partially offset by $2.8 million and $6.0 million of net prior AY reserve strengthening in our P&C and Professional Liability operating segments, mostly due to unfavorable development on large claims within our Primary Casualty and D&O divisions, and a $1.2 million increase in our Professional Liability reserve for uncollectible reinsurance. The loss ratio was also unfavorably impacted by $2.9 million of net current AY loss from our Marine and P&C operating segments as well as $0.8 million of RRPs, which were primarily within our Marine operating segment.

For the year ended December 31, 2015, our U.S. Insurance reporting segment recorded $29.3 million of net prior AY reserve releases driven by $24.8 million, $3.8 million and $0.7 million of reserve releases from our Marine, Professional Liability and P&C operating segments, respectively, mostly due to a decline in large loss activity.  The favorable prior AY reserve releases were partially offset by a $10.0 million current AY loss related to Hurricane Joaquin.  The loss ratio was also unfavorably impacted by $5.4 million of RRPs, which were primarily within our Marine operating segment.

For the year ended December 31, 2014, our U.S. Insurance reporting segment recorded $15.4 million of net prior AY reserve releases primarily driven by $29.0 million and $3.5 million of reserve releases from our Marine and Professional Liability operating segments, respectively. Marine was favorably impacted by a decline in large loss activity and Professional Liability benefited from $4.5 million favorable loss emergence within D&O due to a cash settlement of a contract dispute with a former third party administrator, partially offset by unfavorable loss emergence from our E&O division.  The aforementioned releases were partially offset by $17.1 million of prior AY reserve strengthening in our P&C operating segment, primarily related to unfavorable loss activity in our Primary Casualty division.  The loss ratio was also unfavorably impacted by $1.8 million of RRPs, primarily within our Marine operating segment.

The changes in Net losses and LAE ratio, as adjusted, are primarily due to the mix of business earned.

Commission Expenses

The Commission expense ratio increased 1.2 percentage points for the year ended December 31, 2016 compared to the same period in 2015, primarily due to less ceded proportional reinsurance and related ceding commission benefit within our Professional Liability and P&C operating segments, partially offset by the implementation of new proportional reinsurance programs within our Marine operating segment.

The Commission expense ratio increased 0.2 percentage points for the year ended December 31, 2015 compared to the same period in 2014, primarily due to less ceded proportional reinsurance and related ceding commission benefit within our P&C operating segment as a result of the change in the proportional reinsurance program previously discussed partially offset by a decrease in commission expense ratio in the Professional Liability operating segment, and to a lesser extent, our Marine operating segment, due to the implementation of new proportional reinsurance programs.

For additional information, refer to Ceded written premiums discussion above.

Other Operating Expenses

Other operating expenses decreased $3.3 million for the year ended December 31, 2016 compared to the same period in 2015 due to decreases in non-recurring project specific information technology and professional fee expenditures.

Other operating expenses increased $15.6 million for the year ended December 31, 2015 compared to the same period in 2014, primarily driven by continued investment in our underwriting teams, support staff and infrastructure as well as an increase in our professional service fees and information technology expenses to support business growth and initiatives.

Int’l Insurance

The following tables summarize our financial results by operating segment for our Int’l Insurance reporting segment for the years ended December 31, 2016, 2015 and 2014:

Int'l Insurance
	Year Ended December 31, 2016
amounts in thousands	Marine	P&C	Professional Liability	Total	% Change 2016 vs. 2015
Gross written premiums	$183,228	$181,094	$120,149	$484,471	17.6%
Ceded written premiums	(40,092)	(69,606)	(28,806)	(138,504)	3.4%
Net written premiums	143,136	111,488	91,343	345,967	24.5%

Net earned premiums	$141,593	$89,455	$76,368	$307,416	18.3%
Net losses and LAE	(67,051)	(68,995)	(42,238)	(178,284)	32.4%
Commission expenses	(34,018)	(14,529)	(13,156)	(61,703)	41.3%
Other operating expenses	(33,170)	(34,075)	(19,150)	(86,395)	13.9%
Other underwriting income (expense)	—	—	—	—	NM

Underwriting profit (loss)	$7,354	$(28,144)	$1,824	$(18,966)	NM

Losses and LAE ratio	47.4%	77.1%	55.3%	58.0%
Commission expense ratio	24.0%	16.2%	17.2%	20.1%
Other operating expense ratio (1)	23.4%	38.2%	25.1%	28.1%
Combined ratio	94.8%	131.5%	97.6%	106.2%

NM - Percentage change not meaningful

(1) - Includes Other operating expenses and Other underwriting income (expense).

Int'l Insurance
	Year Ended December 31, 2015
amounts in thousands	Marine	P&C	Professional Liability	Total	% Change 2015 vs. 2014
Gross written premiums	$183,707	$130,729	$97,511	$411,947	(3.0%)
Ceded written premiums	(36,515)	(67,722)	(29,768)	(134,005)	(22.1%)
Net written premiums	147,192	63,007	67,743	277,942	9.9%

Net earned premiums	$149,256	$55,320	$55,384	$259,960	6.8%
Net losses and LAE	(79,737)	(20,478)	(34,487)	(134,702)	17.1%
Commission expenses	(32,187)	(4,999)	(6,490)	(43,676)	(1.7%)
Other operating expenses	(30,419)	(26,294)	(19,154)	(75,867)	16.2%
Other underwriting income (expense)	—	—	—	—	NM

Underwriting profit (loss)	$6,913	$3,549	$(4,747)	$5,715	(69.5%)

Losses and LAE ratio	53.4%	37.0%	62.3%	51.8%
Commission expense ratio	21.6%	9.0%	11.7%	16.8%
Other operating expense ratio (1)	20.4%	47.6%	34.6%	29.2%
Combined ratio	95.4%	93.6%	108.6%	97.8%

NM - Percentage change not meaningful

(1) - Includes Other operating expenses and Other underwriting income (expense).

Int'l Insurance
	Year Ended December 31, 2014
amounts in thousands	Marine	P&C	Professional Liability	Total
Gross written premiums	$190,787	$158,139	$75,978	$424,904
Ceded written premiums	(47,805)	(98,087)	(26,029)	(171,921)
Net written premiums	142,982	60,052	49,949	252,983

Net earned premiums	$141,097	$62,520	$39,868	$243,485
Net losses and LAE	(71,986)	(23,317)	(19,776)	(115,079)
Commission expenses	(37,660)	(5,295)	(1,471)	(44,426)
Other operating expenses	(28,222)	(22,156)	(14,897)	(65,275)
Other underwriting income (expense)	16	9	7	32

Underwriting profit (loss)	$3,245	$11,761	$3,731	$18,737

Losses and LAE ratio	51.0%	37.3%	49.6%	47.3%
Commission expense ratio	26.8%	8.5%	3.7%	18.2%
Other operating expense ratio (1)	20.0%	35.4%	37.4%	26.8%
	97.8%	81.2%	90.7%	92.3%

(1) - Includes Other operating expenses and Other underwriting income (expense).

Gross Written Premiums

Gross written premiums increased $72.5 million for the year ended December 31, 2016 compared to the same period in 2015, primarily due to increases in our P&C and Professional Liability operating segments of $50.4 million and $22.6 million, respectively. Our P&C operating segment benefitted from $24.6 million growth in our Property division, mostly driven by our expanded coverage for international exposures, as well as growth of $10.9 million and $6.9 million from our Energy & Engineering and Casualty divisions, and the commencement of the PV&T product in 2016. The increase in our Professional Liability operating segment was due to new business production across all divisions.

For the year ended December 31, 2016 average renewal premium rates decreased 4.1%, due to decreases of 1.6%, 8.0%, and 3.5% in our Marine, P&C and Professional Liability operating segments, respectively. The impact of this has been offset by new business production and the commencement of the PV&T product.

Gross written premiums decreased $13.0 million for the year ended December 31, 2015 compared to the same period in 2014, primarily due to decreases in our P&C and Marine operating segments of $27.6 million and $6.9 million, respectively. Our P&C operating segment was impacted by severe market conditions in our Energy & Engineering division and decreased $54.7 million as compared to the same period in 2014, partially offset by growth in our Property division of $21.7 million from new business production.  The decrease in our Marine operating segment is due to declines in rates coupled with lower renewal activity. The decline in Gross written premiums was partially offset by an increase of $21.3 million in our Professional Liability operating segment, driven by new business production in our E&O division.

For the year ended December 31, 2015 average renewal premium rates decreased 5.4%, due to decreases of 2.3%, 9.9%, and 4.6% in our Marine, P&C and Professional Liability operating segments, respectively.

Ceded Written Premiums

Ceded written premiums increased $4.5 million for the year ended December 31, 2016 compared to the same period in 2015, driven by our Marine and P&C operating segments of $3.6 million and $1.9 million, respectively, mostly due to the year on year effect of RRPs. For the year ended December 31, 2016, RRPs of $2.9 million were incurred, compared to a release of $4.0 million in RRPs in 2015 resulting in a $6.9 million increase. This was partially offset by decreases in proportional reinsurance coverages in our P&C and Professional Liability operating segments.

Ceded written premiums decreased $37.9 million for the year ended December 31, 2015 compared to the same period in 2014, driven by decreases in our P&C and Marine operating segments of $30.4 million and $11.3 million, respectively.  The decrease in both operating segments is primarily driven by an overall decline in Gross written premiums which attract proportional reinsurance as well as a reduction in proportional reinsurance programs. The decrease was partially offset by an increase of $3.7 million in our Professional Liability operating segment due to higher Gross written premiums with attached proportional reinsurance.

For the year ended December 31, 2015, RRPs releases of $4.0 million decreased by $10.6 million as compared to the same period in 2014 when RRPs of $6.6 million were incurred. 2015 benefited from RRP releases of $4.0 million, which included releases due to reductions in Superstorm Sandy related losses.

Net Earned Premiums

Net earned premiums increased $47.5 million for the year ended December 31, 2016 as compared to the same period in 2015. This was driven by growth in our P&C operating segment of $34.1 million, mostly due to increased production from our Property division related to expanded coverage for international exposures, and the newly formed PV&T product. In addition our Professional Liability operating segment increased $21.0 million, mostly in our Financial Institutions product. These increases were partially offset by a decrease in our Marine operating segment and increased RRPs expense of $2.9 million in 2016 compared to a release of $4.0 million in 2015, which are fully earned when written.

Net earned premiums increased $16.5 million for the year ended December 31, 2015 as compared to the same period in 2014. This was driven by increases in our Professional Liability operating segment of $15.5 million due to growth in new business in our E&O division and increases in our Marine operating segment of $8.2 million, due to a $9.7 million decrease in RRPs.  These increases were partially offset by a decrease in our P&C operating segment due to the decreases in Gross written premiums.

Net Losses and LAE

The Net losses and LAE reserves as of December 31, 2016, 2015 and 2014 are as follows:

	Int'l Insurance
	Year Ended December 31, 2016
amounts in thousands	Marine	P&C	Professional Liability	Total
Case reserves	$163,124	$66,496	$30,106	$259,726
IBNR reserves	36,118	18,192	70,103	124,413
Total	$199,242	$84,688	$100,209	$384,139

	Int'l Insurance
	Year Ended December 31, 2015
amounts in thousands	Marine	P&C	Professional Liability	Total
Case reserves	$167,157	$40,313	$19,583	$227,053
IBNR reserves	61,409	19,735	63,229	144,373
Total	$228,566	$60,048	$82,812	$371,426

	Int'l Insurance
	Year Ended December 31, 2014
amounts in thousands	Marine	P&C	Professional Liability	Total
Case reserves	$168,575	$41,695	$12,466	$222,736
IBNR reserves	75,673	21,391	49,712	146,776
Total	$244,248	$63,086	$62,178	$369,512

The following tables present the impact of changes in reserves and RRPs on our Net losses and LAE ratio for the years ended December 31, 2016, 2015 and 2014:

	Int'l Insurance
	Year Ended December 31, 2016
			Professional
	Marine	P&C	Liability	Total
Net losses and LAE ratio, reported	47.4%	77.1%	55.3%	58.0%
RRPs	-0.2%	-2.0%	0.0%	-0.5%
Additional net current AY release/(development)	-13.2%	-40.3%	0.3%	-17.9%
Net prior AY reserve release/(strengthening)	15.5%	7.7%	-5.4%	8.1%
Net losses and LAE ratio, adjusted	49.5%	42.5%	50.2%	47.7%

	Int'l Insurance
	Year Ended December 31, 2015
			Professional
	Marine	P&C	Liability	Total
Net losses and LAE ratio, reported	53.4%	37.0%	62.3%	51.8%
RRPs	1.3%	0.3%	0.0%	0.8%
Additional net current AY release/(development)	-16.0%	-12.6%	0.0%	-11.8%
Net prior AY reserve release/(strengthening)	15.0%	15.4%	-7.5%	10.2%
Net losses and LAE ratio, adjusted	53.7%	40.1%	54.8%	51.0%

	Int'l Insurance
	Year Ended December 31, 2014
			Professional
	Marine	P&C	Liability	Total
Net losses and LAE ratio, reported	51.0%	37.3%	49.6%	47.3%
RRPs	-2.1%	-0.3%	0.0%	-1.2%
Additional net current AY release/(development)	-13.6%	1.2%	0.0%	-7.7%
Net prior AY reserve release/(strengthening)	21.5%	6.1%	6.9%	15.3%
Net losses and LAE ratio, adjusted	56.8%	44.3%	56.5%	53.7%

For the year ended December 31, 2016, our Int’l Insurance reporting segment recorded $25.0 million of net prior AY reserve releases, driven by our Marine and P&C operating segments of $22.1 million and $7.1 million, respectively, related to favorable loss emergence. These releases were partially offset by $4.1 million of net prior AY reserve strengthening within our Professional Liability operating segment due to an increase in our reserve for uncollectible reinsurance. Additional net current AY reserve development of $55.7 million was mostly comprised of unfavorable loss emergence driven by a large Cargo loss in our Marine operating segment and large Offshore Energy losses in our P&C operating segment, as well as $17.4 million of CAT losses including $7.1 million due to Hurricane Matthew, $6.9 million related to the Alberta Wildfires, and $2.3 million due to the Taiwan Earthquake, predominantly from our Property business.

For the year ended December 31, 2015, our Int’l Insurance reporting segment recorded $26.2 million of prior AY reserve releases, driven by our Marine and P&C operating segments of $21.9 million and $8.5 million, respectively, related to favorable loss emergence.  These releases were partially offset by $4.2 million of prior AY reserve strengthening within our Professional Liability operating segment due to a large loss. Current AY reserve development of $30.2 million was driven by our Marine and P&C operating segments of $23.3 million and $6.9 million, respectively, arising from large loss activity.

For the year ended December 31, 2014, our Int’l Insurance reporting segment recorded $38.3 million of net prior AY reserve releases primarily driven by our Marine operating segment of $31.7 million, our P&C operating segment of $3.8 million and our Professional Liability operating segment of $2.7 million, due to favorable loss emergence from prior years.  These releases were partially offset by $19.2 million of current AY reserve strengthening within our Marine operating segment due to large loss activity in the current AY.

The changes in Net losses and LAE ratio, as adjusted, are primarily due to the mix of business earned driven by the repositioning of certain Hull and Cargo products in our Marine operating segment and certain E&O products within our Professional Liability operating segment.

Commission Expenses

The commission expense ratio for the year ended December 31, 2016 increased 3.3 percentage points as compared to the same period in 2015, mostly due to the mix of business earned, driven by a greater proportion of Property and E&O products, which carry  higher gross commission rates,  less proportional reinsurance, and additional RRP’s.

The commission expense ratio for the year ended December 31, 2015 decreased 1.4 percentage points as compared to the same period in 2014, primarily driven by a favorable reduction in profit commission accrual of $0.9 million in our Marine operating segment as well as a $9.7 million decrease in RRPs as compared to the same period in 2014. These decreases were partially offset by overall growth in our Professional Liability operating segment which carries proportional reinsurance coverage that does not attract commission over-riders, as well as mix of business within our P&C operating segment principally by growth in our Property division which does not carry a proportional reinsurance program.

Other Operating Expenses

For the year ended December 31, 2016, Other operating expenses increased $10.5 million as compared to the same period in 2015, due to the growth of our P&C business, specifically our International Property and PV&T businesses. We also incurred higher Lloyd’s charges due to increased volumes of European business attracting higher foreign levies. Increased costs also arose relating to additional support staff, costs associated with authorization of NIIC and related startup of operations, offset by favorable foreign exchange rates applied to GBP expenses incurred.

For the year ended December 31, 2015, Other operating expenses increased $10.6 million as compared to the same period in 2014, due to continued investment in new underwriting initiatives in continental Europe including new underwriting teams and additional support staff.  Higher temporary employment expenses and professional fees were also incurred due to increased regulatory requirements, offset by favorable foreign exchange rates applied to GBP expenses incurred.

GlobalRe

The following table summarizes our financial results for our GlobalRe reporting segment for the years ended December 31, 2016, 2015 and 2014:

	GlobalRe
	Years Ended December 31,			% Change	% Change
amounts in thousands	2016	2015	2014	2016 vs 2015	2015 vs.2014
Gross written premiums	$165,045	$175,774	$200,341	(6.1%)	(12.3%)
Ceded written premiums	(8,356)	(6,862)	(5,311)	21.8%	29.2%
Net written premiums	156,689	168,912	195,030	(7.2%)	(13.4%)

Net earned premiums	$163,621	$168,291	$188,121	(2.8%)	(10.5%)
Net losses and LAE	(89,304)	(94,399)	(118,311)	(5.4%)	(20.2%)
Commission expenses	(34,008)	(32,240)	(33,429)	5.5%	(3.6%)
Other operating expenses	(19,593)	(16,242)	(15,733)	20.6%	3.2%
Other underwriting income (expense)	522	690	489	(24.4%)	41.1%

Underwriting profit (loss)	$21,238	$26,100	$21,137	(18.6%)	23.5%

Losses and LAE ratio	54.6%	56.1%	62.9%
Commission expense ratio	20.8%	19.2%	17.8%
Other operating expense ratio (1)	11.6%	9.2%	8.1%
Combined ratio	87.0%	84.5%	88.8%

(1) - Includes Other operating expenses and Other underwriting income (expense).

Gross Written Premiums

Gross written premiums decreased $10.7 million for the year ended December 31, 2016 compared to the same period in 2015, primarily due to the nonrenewal of a significant excess of loss treaty within our A&H product and to a lesser extent rate reductions in our Marine product. The decline in Gross written premiums was partially offset by new premiums in our P&C, Professional Liability and Agriculture products and to a lesser extent an increase in assumed RRPs in our P&C and Marine products.

Gross written premiums decreased $24.6 million for the year ended December 31, 2015 compared to the same period in 2014, primarily due to the nonrenewal of a significant multiple peril crop quota share treaty within our Agriculture product and to a lesser extent nonrenewals in our Marine product and lower assumed RRPs in our P&C and Marine products. The decline in Gross written premiums was partially offset by an increase in renewal premiums in our A&H and P&C products.

Ceded Written Premiums

Ceded written premiums increased $1.5 million for the year ended December 31, 2016 compared to the same period in 2015, primarily due to an increase in ceded RRPs in our Marine product and an increase in excess of loss costs in our P&C product.

Ceded written premiums increased $1.6 million for the year ended December 31, 2015 compared to the same period in 2014, primarily due to two additional retrocessional treaties written in 2015 for our Surety product, as well as increased renewal cost for a retrocessional treaty, which covers our P&C product.

Net Earned Premiums

Net earned premiums decreased $4.7 million for the year ended December 31, 2016 compared to the same period in 2015, primarily due to significant non-renewals in our A&H products, and to a lesser extent, rate reductions in our Marine product.  This decline was partially offset by a change in estimated earnings in our Surety product, growth in our P&C, Agriculture and Professional Liability products, as well as an increase in assumed RRPs in our P&C product.

Net earned premiums decreased $19.8 million for the year ended December 31, 2015 compared to the same period in 2014, primarily due to the nonrenewal of business in our Agriculture and Marine products and less assumed RRPs than in prior year.  The decline in Net earned premium was partially offset by growth in our A&H and P&C products.

Net Losses and LAE

The Net losses and LAE reserves as of December 31, 2016, 2015 and 2014 are as follows:

	GlobalRe
	Years Ended December 31,
amounts in thousands	2016	2015	2014
Case reserves	$47,505	$32,160	$31,108
IBNR reserves	67,856	76,616	90,580
Total	$115,361	$108,776	$121,688

The following table presents the changes in reserves and RRPs on our Net losses and LAE ratio for the years ended December 31, 2016, 2015 and 2014:

	GlobalRe
	Years Ended December 31,
	2016	2015	2014
Net losses and LAE ratio, reported	54.6%	56.1%	62.9%
RRPs	0.6%	0.3%	1.4%
Additional net current AY release/(development)	-2.4%	-2.0%	0.0%
Net prior AY reserve release/(strengthening)	1.3%	5.5%	1.2%
Net losses and LAE ratio, adjusted	54.1%	59.9%	65.5%

For the year ended December 31, 2016, our GlobalRe reporting segment recorded additional net current AY reserve development of $3.9 million, of which $9.3 million was due to CAT losses including $5.1 million related to the Alberta Wildfires, $2.7 million due to the Ecuador Earthquake and $0.9 million due to the Taiwan Earthquake, partially offset by $5.4 million of favorable loss emergence on the current AY, mostly driven by our A&H product.  In addition, we recorded $2.2 million of net prior AY reserve release driven by favorable loss emergence mostly from our A&H product and $1.6 million of net RRP benefit primarily from our P&C and Marine products.

For the year ended December 31, 2015, our GlobalRe reporting segment recorded $9.1 million of net prior AY reserve releases primarily driven by $5.2 million, $2.8 million and $2.0 million of reserve releases from our Marine, P&C and A&H products, respectively, due to lower than expected loss activity. In addition, $0.8 million of RRPs received reduced our Net losses and LAE ratio, primarily driven by our Marine product.  The prior AY reserve releases were partially offset by $2.8 million current year strengthening in our Marine product, related to two large losses in 2015.

For the year ended December 31, 2014, our GlobalRe reporting segment recorded $2.1 million of net prior AY reserve releases primarily driven by $2.0 million of reserve releases from our Marine product, due to lower than expected loss activity.  In addition, $4.0 million of RRPs received reduced our Net losses and LAE ratio, primarily driven by our Marine and P&C products. The prior AY reserve releases were partially offset by reserve prior AY strengthening in our A&H and Agriculture products.

The changes in Net losses and LAE ratio, as adjusted, are primarily due to mix of business earned, driven by less Net earned premium within our A&H product, which attracted higher ultimate loss ratios, partially offset by our P&C product.

Commission Expenses

The Commission expense ratio increased 1.6 percentage points for the year ended December 31, 2016 compared to the same period in 2015, resulting from an increase in earned premium for our P&C, Agriculture and Professional Liability products that attract higher commission rates, as well as additional profit commission expenses in our A&H and P&C products.

The Commission expense ratio increased 1.4 percentage points for the year ended December 31, 2015 compared to the same period in 2014, resulting from an increase in profit commission expenses in our A&H and P&C products.

Other Operating Expenses

Other operating expenses increased $3.4 million for the year ended December 31, 2016 compared to the same period in 2015, due to growth in our underwriting teams and support staff, as well as increases in the allocation of corporate overhead.

Other operating expenses increased $0.5 million for the year ended December 31, 2015, compared to the same period in 2014, due to continued investment in our underwriting teams and support staff, as well as an increase in our professional service fees and information technology expenses to support business growth and initiatives.

Capital Resources and Liquidity

Capital Resources

Our capital resources consist of funds deployed or available to be deployed to support our business operations.  As of December 31, 2016 and 2015, our capital resources were as follows:

	Years Ended December 31,
amounts in thousands	2016	2015
Senior notes	$263,728	$263,580
Stockholders' equity	1,178,188	1,096,148
Total capitalization	$1,441,916	$1,359,728

Ratio of debt to total capitalization	18.3%	19.4%

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

Navigators Insurance Company may pay dividends to our Parent Company out of our statutory earned surplus pursuant to statutory restrictions imposed under the New York insurance law.  As of December 31, 2016, the maximum amount available for the payment of dividends by Navigators Insurance Company in 2017 without prior regulatory approval is $102.7 million.

Navigators Corporate Underwriters, Ltd., our wholly-owned corporate member at Lloyd’s, may pay dividends to our Parent Company up to the extent of available profits that have been distributed from the Syndicate.  As of December 31, 2016, that amount was $3.0 million (£2.4 million).

Senior Notes and Credit Facility

On October 4, 2013, we completed a public debt offering for $265.0 million of 5.75% Senior notes and received net proceeds of $263.3 million. The effective interest rate related to the net proceeds received from the 5.75% Senior notes is approximately 5.86%.  Interest is payable on the 5.75% Senior notes each April 15 and October 15.

On November 4, 2016, NUAL entered into a credit facility for 14.0 million Australian Dollars with Barclays Bank PLC. Interest is payable under this facility at a rate of 1.25% per annum. The facility may be cancelled by either party after providing written notice.  This credit facility contains customary covenants for facilities of this type, including a restriction on future encumbrances that are outside the ordinary course of business, and a requirement to maintain at least £75.0 million of Funds at Lloyd’s. As of December 31, 2016, letters of credit with an aggregate face amount of 14.0 million Australian Dollars were outstanding under the credit facility, and our Company was in compliance with all covenants.

On November 7, 2016, we entered into a credit facility agreement with ING Bank N.V., London Branch, individually and as Administrative Agent and a syndicate of lenders (the “Club Facility”), which is secured by all the common stock of NIC and requires us to maintain at least forty percent of the outstanding amounts under such facility as Funds at Lloyd’s. The Club Facility has two tranches with one tranche extending a $140.0 million commitment and the other tranche extending a £60.0 million commitment. In addition, in order to support the increased underwriting capacity of the Syndicate for the 2017 UWY, we amended that certain $25.0 million credit facility with ING Bank N.V., London Branch dated November 20, 2015, on November 7, 2016 to extend the term for an additional two years (the “Bilateral Facility”). Both of these facilities, as well as the November 4, 2016 facility, are used to fund underwriting obligations at Lloyd’s for the 2017 UWY, as well as open prior UWYs.

The Bilateral Facility is a non-committed facility which has an applicable fee rate ranging from 0.85% to 1.20% per annum based upon our Company’s S&P rating. For the Club Facility the applicable fee rate payable ranges from 0.95% to 1.60% per annum based on a tiered schedule that is based on our then-current financial strength ratings issued by S&P and A.M. Best and the amount of our own collateral utilized to fund our participation in the Syndicate.  If any letters of credit remain outstanding under these facilities after December 31, 2018, we would be required to post additional collateral to secure the remaining letters of credit.  As of December 31, 2016, letters of credit with an aggregate face amount of $125.0 million and £60.0 million were outstanding under the Club Facility and we had an aggregate of $1.1 million of cash collateral posted.  As of December 31, 2016 there were no letters of credit outstanding under the Bilateral Facility.

The Bilateral and Club Facilities contain customary covenants for facilities of this type, including restrictions on indebtedness and liens, limitations on mergers, dividends and the sale of assets, and requirements as to maintaining certain consolidated tangible net worth, statutory surplus and other financial ratios. These credit facilities also provide for customary events of default, including failure to pay principal, interest or fees when due, failure to comply with covenants, any representation or warranty made by our Company being false in any material respect, default under certain other indebtedness, certain insolvency or receivership events affecting our Company and our subsidiaries, the occurrence of certain material judgments, or a change in control of our Company.  As of December 31, 2016, our Company was in compliance with all covenants.

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

Net cash provided by operating activities was $224.2 million for the year ended December 31, 2016 compared to $227.6 million for the same period in 2015.  The decrease in cash flow from operations was due to increased claims and operating expense payments which marginally exceeded  higher premium collections and investment income driven by overall growth in our business.

Net cash used in investing activities was $211.4 million for the year ended December 31, 2016 compared to $249.9 million for the comparable period in 2015.  The decrease in cash used in investing activities reflects higher net investment purchases in 2015 as compared with 2016 as we deployed excess cash held at December 31, 2014 into our investment portfolio.

Net cash used in financing activities was $2.1 million for the year ended December 31, 2016 compared with net cash provided by financing activities of $1.4 million for the same period in 2015. The fluctuation in cash used in financing activities is the result of instituting a quarterly cash dividend paid on our Company’s Common stock in the third quarter.

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

In May 2016, our Company received authorization from the PRA and the FCA for a new U.K. based insurance company, NIIC, which we expect to begin writing business in the first quarter of 2017.  NIIC utilizes the financial strength rating from S&P for underwriting purposes, and is rated “A” (Strong – stable outlook) by S&P.

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

Contractual Obligations

The following table sets forth the best estimate of our known contractual obligations with respect to the items indicated as of December 31, 2016:

	Payments Due by Period
amounts in thousands	Total	Less than 1 Year	1-3 Years	3-5 Years	Thereafter
Reserves for losses and LAE (1)	$2,289,727	$722,151	$834,649	$406,027	$326,900
5.75% Senior notes (2)	368,489	15,238	30,475	30,475	292,301
Operating leases (3)	88,870	13,024	20,950	16,629	38,267
Total	$2,747,086	$750,413	$886,074	$453,131	$657,468

(1)

The amounts determined are estimates which are subject to a high degree of variation and uncertainty, and are not subject to any specific payment schedule since the timing of these obligations are not set contractually.  The amounts in the above table exclude reinsurance recoveries of $779.3 million.  See “Business – Loss Reserves” included herein.

(2)	Includes interest payments.
(3)	Obligation includes rent and rent items. Rent items are estimates based on the lease agreement due to uncontrollable fluctuations of actual costs.

Investments

Our investment portfolio is invested primarily in publicly traded, investment grade, fixed income securities with an average credit quality of AA-/Aa3 as rated by S&P or Moody’s Investors Service (“Moody’s”).  As of December 31, 2016, our portfolio had a duration of 3.7 years.  Management periodically projects cash flow of the investment portfolio and other sources in order to maintain the appropriate levels of liquidity in an effort to ensure our ability to satisfy claims.  As of December 31, 2016 and December 31, 2015, all fixed maturities and equity securities held by us were classified as available-for-sale.

Our portfolio is externally managed by independent, professional investment managers and is broadly diversified across geographies, sectors, and issuers. The primary objectives are to maximize total investment return in the context of preserving and enhancing stockholder value and the statutory surplus of our regulated insurance companies.  As part of our overall investment strategy, we seek to build a tax efficient investment portfolio by maintaining an allocation to tax exempt municipal bonds. As of December 31, 2016, the tax-exempt portion of our fixed maturities portfolio was approximately 17.1%. Additionally, substantially all of our equity portfolio is invested in tax efficient securities which qualify for the dividends received deduction. Our investments are subject to the oversight of the respective insurance companies’ Boards of Directors and the Finance Committee of the Parent Company’s Board of Directors.

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

The following table summarizes the composition of our available- for- sale investments at fair value:

	Fair Value as of December 31,
amounts in thousands	2016	2015	% Change
Fixed maturities:
U.S. Treasury bonds, agency bonds and foreign government bonds	$273,776	$252,882	8.3%
States, municipalities and political subdivisions	547,415	576,859	(5.1%)
Mortgage-backed and asset-backed securities:
Agency mortgage-backed securities	487,364	379,269	28.5%
Residential mortgage obligations	20,530	30,465	(32.6%)
Asset-backed securities	314,601	225,012	39.8%
Commercial mortgage-backed securities	154,139	189,713	(18.8%)
Subtotal	$976,634	$824,459	18.5%
Corporate bonds	838,057	760,010	10.3%
Total fixed maturities	$2,635,882	$2,414,210	9.2%
Equity securities	349,142	305,271	14.4%
Short-term investments	143,539	217,745	(34.1%)
Total investments	$3,128,563	$2,937,226	6.5%

Invested assets increased from December 31, 2015 due to strong operating cash flows. Operating cash flows were primarily directed to Asset-backed securities and Agency mortgage-backed securities as we look to manage duration given the prospects for higher interest rates in the future.  Additionally, a portion of our operating cash flows were invested in tax efficient common and preferred equity securities to compensate for lower yields in fixed maturities. The decrease in short term investments is due to the capitalization of NIIC and the subsequent redeployment of funds into our Fixed maturities portfolio.

The following table sets forth the amount of our Fixed maturities as of December 31, 2016 by S&P credit rating or, if an S&P rating is not available, the equivalent Moody’s rating. The total rating is the weighted average quality rating for the fixed maturities portfolio as a whole.

		December 31, 2016
amounts in thousands	Rating	Fair Value	Amortized Cost
Rating description:
Extremely strong	AAA	$415,047	$415,872
Very strong	AA	1,121,058	1,116,649
Strong	A	697,713	697,418
Adequate	BBB	323,334	320,316
Speculative	BB & Below	78,730	77,970
Total	AA-	$2,635,882	$2,628,225

The following table sets forth the composition of the non-government guaranteed fixed maturities categorized by asset class and generally equivalent S&P and Moody’s ratings (not all securities in our portfolio are rated by both S&P and Moody’s):

	As of December 31, 2016
amounts in thousands	AAA	AA	A	BBB	BB and below	Fair Value	Amortized Cost
Municipal bonds	$41,218	$359,515	$129,726	$16,956	$—	$547,415	$539,909
Agency residential mortgage-backed	—	487,364	—	—	—	487,364	489,933
Residential mortgage-backed	13,538	—	81	1,243	5,668	20,530	20,132
Asset-backed	149,375	29,798	115,217	20,211	—	314,601	314,955
Commercial mortgage-backed	95,800	42,066	16,273	—	—	154,139	153,184
Corporate bonds	10,308	65,263	404,500	284,924	73,062	838,057	833,400
Total	$310,239	$984,006	$665,797	$323,334	$78,730	$2,362,106	$2,351,513

The following table sets forth our U.S. Treasury bonds, agency bonds and foreign government bonds, as well as our state, municipality and political subdivision bond holdings by type:

	As of December 31, 2016
amounts in thousands	Fair Value	Amortized Cost
U.S. Treasury bonds, agency bonds and foreign government bonds:
U.S. Treasury bonds	$47,704	$46,922
Agency bonds	79,297	78,709
Foreign government bonds	146,775	151,081
Total U.S. Treasury bonds, agency bonds and foreign government bonds	$273,776	$276,712

States, municipalities and political subdivisions:
General obligation	$139,686	$138,642
Prerefunded	25,822	25,050
Revenue	284,889	279,068
Taxable	97,018	97,149
Total States, municipalities and political subdivisions	$547,415	$539,909

As of December 31, 2016, we own $48.2 million of municipal securities, which are credit enhanced by various financial guarantors which have an average underlying credit rating of AA-.

The following table sets forth our agency mortgage-backed securities (“AMBS”) issued by the Government National Mortgage Association (“GNMA”), Federal National Mortgage Association (“FNMA”) and Federal Home Loan Mortgage Corporation (“FHLMC”) and the quality category (prime, Alternative A-paper (“Alt-A”) and subprime) for  residential mortgage -backed securities (“RMBS”) as of December 31, 2016:

	As of December 31, 2016
amounts in thousands	Fair Value	Amortized Cost
AMBS:
GNMA	$55,331	$54,259
FNMA	307,958	310,750
FHLMC	124,075	124,924
Total agency mortgage-backed securities	$487,364	$489,933

RMBS:
Prime	$5,852	$5,552
Alt-A and subprime	1,140	1,064
Non-U.S. RMBS	13,538	13,516
Total residential mortgage-backed securities	$20,530	$20,132

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

Details of the collateral of our asset-backed securities portfolio as of December 31, 2016 are presented below:

	As of December 31, 2016
amounts in thousands	Fair Value	Amortized Cost
Auto loans	$37,685	$37,772
Credit cards	30,307	30,289
Collateralized loan obligations	99,589	99,829
Time share	48,565	48,983
Aircraft	21,335	21,182
Consumer Loans	35,634	35,542
Other	41,486	41,358
Total	$314,601	$314,955

We hold non-sovereign securities where the issuer is located in the Euro Area, an economic and monetary union of certain member states within the European Union that have adopted the Euro as their common currency. As of December 31, 2016, the fair value of such securities was $106.6 million, with an amortized cost of $106.8 million, representing 3.6% of our total fixed maturities and equity portfolio. Of this amount, approximately 26.3% represent securities issued by financial institutions domiciled or operating in the Euro Area.  Our largest exposure is in the Netherlands with a total of $39.1 million followed by France with a total of $31.3 million.  We have no direct exposure to Greece, Portugal, Italy or Spain within the Euro Area as of December 31, 2016.

The following table summarizes the gross unrealized investment losses as of December 31, 2016 by length of time where the fair value was less than 80.0% of amortized cost:

	As of December 31, 2016
	Fixed	Equity
amounts in thousands	Maturities	Securities	Total
Less than twelve months	$—	$—	$—
Twelve months or longer	1,476	—	1,476
Total	$1,476	$—	$1,476

The twelve months or longer unrealized loss of $1.5 million is due to unfavorable foreign exchange movement in our Canadian portfolio.

During the year ended December 31, 2016, we recognized one credit related OTTI loss of $0.2 million in our Fixed maturities portfolio. During the year ended December 31, 2015, we recognized three credit related OTTI losses of $1.7 million for certain common stocks in the energy sector and aerospace industry.  Our Company did not have credit related OTTI losses for the year ended December 31, 2014.

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

The reserves for asbestos exposures as of December 31, 2016 are for:  (i) one large settled claim for excess insurance policy limits exposed to a class action suit against an insured involved in the manufacturing or distribution of asbestos products being paid over several years and (ii) attritional asbestos claims that could be expected to occur over time.  Substantially all of our asbestos liability reserves are included in our U.S. Marine operating segment loss reserves.

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

The following tables set forth our gross and net losses and LAE reserves, incurred losses and LAE, and payments for our asbestos exposures for the periods indicated:

	Years Ended December 31,
amounts in thousands	2016	2015	2014
Gross of Reinsurance
Beginning gross reserves	$15,256	$15,370	$15,519
Plus: Incurred losses & LAE	90	(43)	527
Less: Calendar year payments	133	71	676
Ending gross reserves	$15,213	$15,256	$15,370

Gross case loss reserves	$12,948	$12,991	$13,105
Gross IBNR loss reserves	2,265	2,265	2,265
Ending gross reserves	$15,213	$15,256	$15,370

Net of Reinsurance
Beginning net reserves	$10,200	$10,291	$10,314
Plus: Incurred losses & LAE	65	(1,092)	(2,068)
Less: Calendar year payments	62	(1,001)	(2,045)
Ending net reserves	$10,203	$10,200	$10,291

Net case loss reserves	$8,143	$8,140	$8,231
Net IBNR loss reserves	2,060	2,060	2,060
Ending net reserves	$10,203	$10,200	$10,291

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

Our Company has significant natural catastrophe exposures throughout the world. We estimate that the largest exposure to loss from a single natural catastrophe event comes from a hurricane on the east coast of the U.S.  As of December 31, 2016, our Company estimates that the probable maximum pre-tax gross and net loss exposure from such a hurricane event would be approximately $140.0 million and $46.1 million, respectively, including the cost of RRPs.

Like all catastrophe exposure estimates, the foregoing estimate of the probable maximum loss is inherently uncertain.  This estimate is highly dependent upon numerous assumptions and subjective underwriting judgments.  Examples of significant assumptions and judgments related to such an estimate include the intensity, depth and location of a hurricane, the various types of the insured risks exposed to the event at the time the event occurs and the estimated costs or damages incurred for each insured risk. The composition of the portfolio also makes such estimates challenging due to the non-static nature of the exposures covered under the policies in products such as Cargo and Hull. There can be no assurances that the gross and net loss amounts that our Company could incur in such an event or in any natural catastrophe event would not be materially higher than the estimates discussed above given the significant uncertainties with respect to such an estimate. Moreover, the portfolio of insured risks changes dynamically over time and there can be no assurance that the probable maximum loss will not change materially over time.

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

Alberta Wildfires, Hurricanes Joaquin, Gustav and Ike, and Superstorm Sandy

The following natural disasters generated substantial losses within our U.S. and Int’l Marine operating segments and our Energy & Engineering divisions within our U.S. and Int’l P&C operating segments: the Alberta Wildfires, which occurred in the second quarter of 2016, Hurricane Joaquin, which occurred in the fourth quarter of 2015, Superstorm Sandy, which occurred in the fourth quarter of 2012 and Hurricanes Gustav and Ike, which occurred in the third quarter of 2008. As of December 31, 2016, the net reserves for Hurricane Gustav and Ike and Superstorm Sandy are, in total, $64 thousand. Management believes that should any adverse loss development for gross claims occur from the aforementioned wildfires, hurricanes and Superstorm Sandy, it would be contained within the reinsurance program.

Alberta Wildfires

The following table sets forth our gross and net losses and LAE reserves, incurred losses and LAE, and payments for Alberta Wildfires for the year ended December 31, 2016 in USD equivalent:

Year Ended December 31,
amounts in thousands	2016
Gross of Reinsurance
Beginning gross reserves	$—
Plus: Incurred losses & LAE	19,347
Less: Calendar year payments	5,109
Less: Foreign currency exchange impact	577
Ending gross reserves	$13,661

Gross case loss reserves	$8,503
Gross IBNR loss reserves	5,158
Ending gross reserves	$13,661

Net of Reinsurance
Beginning net reserves	$—
Plus: Incurred losses & LAE	11,682
Less: Calendar year payments	4,119
Less: Foreign currency exchange impact	300
Ending net reserves	$7,263

Net case loss reserves	$5,008
Net IBNR loss reserves	2,255
Ending net reserves	$7,263

The Alberta Wildfires impacted the second quarter of 2016 with a total estimated net loss for the year of $11.7 million and $1.8 million in additional RRPs.

Hurricane Joaquin

The following table sets forth our gross and net losses and LAE reserves, incurred losses and LAE, and payments for Hurricane Joaquin for the years ended December 31, 2016 and 2015:

	Years Ended December 31,
amounts in thousands	2016	2015
Gross of Reinsurance
Beginning gross reserves	$22,735	$—
Plus: Incurred losses & LAE	—	31,749
Less: Calendar year payments	21,249	9,014
Ending gross reserves	$1,486	$22,735

Gross case loss reserves	$572	$3,113
Gross IBNR loss reserves	914	19,622
Ending gross reserves	$1,486	$22,735

Net of Reinsurance
Beginning net reserves	$1,933	$—
Plus: Incurred losses & LAE	—	10,000
Less: Calendar year payments	1,933	8,067
Ending net reserves	$—	$1,933

Net case loss reserves	$—	$1,933
Net IBNR loss reserves	—	—
Ending net reserves	$—	$1,933

Hurricane Joaquin impacted the fourth quarter of 2015 with a total estimated net loss of $10.0 million and $4.0 million in additional RRPs. At December 31, 2016 the RRP was reduced to $2.6 million.

Reinsurance Recoverables

Reinsurance recoverable includes the balances due to us from reinsurance companies for paid and unpaid losses and loss expenses, based on contracts in force, and are presented net of a reserve for uncollectible reinsurance which is determined based upon a review of the financial condition of the reinsurers and other factors.  We determine the reinsurance recoverable on unpaid losses and loss expenses using actuarial estimates, as well as a determination of our ability to cede unpaid losses and loss expenses under existing reinsurance contracts.  Although reinsurance makes the reinsurer liable to our Company to the extent the risk is transferred or ceded to the reinsurer, ceded reinsurance arrangements do not eliminate the obligation to pay claims to the policyholders.  Accordingly, our Company bears credit risk with respect to the reinsurers.  Specifically, the reinsurers may not pay claims made by our Company on a timely basis, or they may not pay some or all of these claims.  Either of these events would increase the costs and could have a material adverse effect on our business.

The exposure to credit risk from any one reinsurer is actively managed through diversification by reinsuring with a number of different reinsurers, principally in the United States and European reinsurance markets.  When reinsurance is placed, the standards of acceptability require a reinsurer rating from A.M. Best and/or S&P of “A” or better, or an equivalent financial strength if not rated, plus at least $500 million in policyholders’ surplus.  The Reinsurance Security Committee, which is included within the Enterprise Risk Management Finance and Credit Sub-Committee, monitors the financial strength of the reinsurers and the related reinsurance recoverables and periodically reviews the list of acceptable reinsurers.

Our Company has established a reserve for uncollectible reinsurance in the amount of $12.1 million and $6.9 million as of December 31, 2016 and 2015, respectively. Our reserve is determined by considering reinsurer specific default risk as indicated by their financial strength ratings, as well as additional default risk for asbestos and environmental related recoverables or an individual impairment assessment for certain reinsurers that exhibit additional default risk. Actual uncollectible reinsurance could potentially differ from the estimate.  The increase in our reserves for uncollectible reinsurance as compared to 2015 is driven primarily by one of our reinsurers having been placed under supervision of a conservator by the State of California. We will continue to monitor the conservation process and assess our potential exposure.

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

Reserves for Losses and LAE

Reserves for losses and LAE represent an estimate of the expected cost of the ultimate settlement and administration of losses, based on facts and circumstances then known less the amount paid to date.  Our actuaries calculate indicated IBNR loss reserves by UWY for major product groupings using standard actuarial methodologies, which are projection or extrapolation techniques, including: (a) the loss ratio method, (b) the loss development method, (c) the Bornhuetter-Ferguson method and (d) the frequency/severity method.  Each of these methodologies is generally applicable to both long tail and short tail lines of business depending on a variety of circumstances.  Informed subjective judgments as to our ultimate exposure to losses are an integral component of our loss reserving process due to numerous factors that contribute to the inherent uncertainty in the process of establishing loss reserves, including:

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

The data distribution as of December 31, 2016 as measured by net case reserves outstanding is as follows:

	Short Tailed	Long Tailed	New Business	Total
U.S. Insurance:
Marine	63.7%	36.3%	0.0%	100.0%
P&C	8.0%	90.9%	1.1%	100.0%
Professional Liability	0.0%	100.0%	0.0%	100.0%

Int'l Insurance:
Marine	55.8%	43.9%	0.3%	100.0%
P&C	72.5%	5.5%	22.0%	100.0%
Professional Liability	0.0%	96.1%	3.9%	100.0%

GlobalRe	81.4%	2.9%	15.7%	100.0%

Sensitivity Analysis

The following table provides a sensitivity analysis of our Net Reserves for Losses and LAE as of December 31, 2016:

		Reasonably Likely Range of Deviation
	Total Net	Strengthening		Release
amounts in thousands, except per share amounts	Loss Reserve	Amount	%	Amount	%
U.S. Insurance
Marine	$110,960	$8,273	7.5%	$7,699	6.9%
P&C	804,877	53,658	6.7%	50,305	6.2%
Professional Liability	95,114	16,077	16.9%	13,752	14.5%
Portfolio Effect (1)		(16,345)		(13,638)
Total U.S. Insurance	$1,010,951	$61,663	6.1%	$58,118	5.7%
Int'l Insurance
Marine	$199,242	$22,277	11.2%	20,037	10.1%
P&C	84,688	8,451	10.0%	7,685	9.1%
Professional Liability	100,209	25,938	25.9%	20,604	20.6%
Portfolio Effect (1)		(21,638)		(16,225)
Total Int'l Insurance	$384,139	$35,028	9.1%	$32,101	8.4%
GlobalRe	115,361	26,946	23.4%	21,844	18.9%
Subtotal	$1,510,451	$123,637		$112,063
Portfolio Effect (1)	—	(49,239)		(41,158)
Total	$1,510,451	$74,398	4.9%	$70,905	4.7%

Increase (decrease) to net income
Amount		$(48,359)		$46,088
Per Share (2)		$(1.61)		$1.53

(1) – The totals for each segment are adjusted for portfolio effect.  The portfolio effect is the reduction in risk which arises out of diversification in the portfolio.

(2) - Calculated using average diluted shares of 30,031,609 for the year ended December 31, 2016. We completed a two-for-one stock split on January 20, 2017. All share and per share data has been retroactively restated on a post-split basis.

A range of reasonable estimates has been developed based on the historical volatility of held reserves versus current estimates for the purposes of this sensitivity analysis. The history indicates that our held reserves tend to be 6.6% redundant with a standard deviation of 7.1%.  We have ignored the historical conservatism and built a range around the current held amounts. Our Company’s lines of business, the market pricing adequacy and our Company’s underwriting strategies have changed dynamically over the past ten years.  The impact from the shift on ranges will be greater for lines with longer emergence patterns. The individual lines will also have greater variance than the range for the entire book of business. The statistical variation is expected to have a somewhat higher range of deterioration than savings.  The computation of each range represents the central 50.0% of outcomes.  The movement within our reporting segments in an individual year may not fall within this range. There is a significant risk that the potential volatility of the current reserve estimates could differ in a material manner from the historical trends.  The total reserve variability is not equal to the sum of the segment variability due to the benefit of diversification.

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

A portion of our premium is estimated for unreported premium, mostly for our Marine and Energy & Engineering products written by our Int’l Insurance reporting segment, as well as our A&H product and our LatAm business within our P&C and Surety products written by our GlobalRe reporting segment. Such premium estimates are based on submission data received from brokers and agents and recorded when the insurance policy or reinsurance contract is written or bound.  The estimates are regularly reviewed and updated taking into account the premium received to date versus the estimate and the age of the estimate.  To the extent that the actual premium varies from the estimates, the difference, along with the related loss reserves and underwriting expenses, is recorded in current operations.

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

Recoverability of Deferred Tax Assets

We recognize deferred tax assets and liabilities, which primarily result from temporary differences between the amounts recorded in our Consolidated Financial Statements and the tax basis of our assets and liabilities.  At each balance sheet date, we assess the need to establish a valuation allowance that reduces deferred tax assets when it is more likely than not that all, or some portion, of the deferred tax assets will not be realized.  The valuation allowance is based on all available information including projections of future taxable income from each tax-paying component in each tax jurisdiction, principally derived from available tax planning strategies.  Projections of future taxable income incorporate several assumptions of future business and operations that are apt to differ from actual experience. We regularly review our deferred tax assets for recoverability, taking into consideration our history of earnings, expectations for future earnings, taxable income in carryback years and the expected timing of the reversals of existing temporary differences. When we believe it is more likely than not that a deferred tax asset will not be realized, we establish a valuation allowance for that deferred tax asset.  Our valuation allowance as of December 31, 2016 is $0.7 million.

Impairment of Investment Securities

Management regularly reviews our fixed maturity and equity securities portfolios to evaluate the necessity of recording impairment losses for other-than-temporary declines in the fair value of investments.  Our investment portfolio is the largest component of consolidated assets and a multiple of stockholder’s equity.  OTTI could be material to our financial condition and results of operations. Refer to Note 3, Investments, in the Notes to Consolidated Financial Statements for additional information.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Sensitive Instruments and Risk Management

Market risk represents the potential for loss due to adverse changes in the fair value of financial instruments.  We are exposed to potential loss to various market risks, including changes in interest rates, equity prices and foreign currency exchange rates.  Market risk is directly influenced by the volatility and liquidity in the markets in which the related underlying assets are traded.  The following is a discussion of our primary market risk exposures and how those exposures have been managed through December 31, 2016.  Our market risk sensitive instruments are entered into for purposes other than trading and speculation.

The carrying value of our investment portfolio as of December 31, 2016 was $3.1 billion of which 84.3% was invested in fixed maturity securities.  The primary market risk to our investment portfolio is interest rate risk associated with investments in fixed maturity securities.  We do not make direct investments in commodities.

For fixed maturity securities, short-term liquidity needs and the potential liquidity needs of our business are key factors in managing our portfolio.  Our portfolio duration relative to our liabilities’ duration is primarily managed through investment transactions.

There were no significant changes regarding our investment portfolio in our primary market risk exposures or in how those exposures were managed for the year ended December 31, 2016.  We do not currently anticipate significant changes in our primary market risk exposures or in how those exposures are managed in future reporting periods based upon what is known or expected to be in effect in future reporting periods.

Interest Rate Risk Sensitivity Analysis

Interest rate risk is defined as the measurement of potential loss in fair values of market sensitive instruments resulting from one or more selected hypothetical changes in interest rates.  In our sensitivity model, a hypothetical change in interest rates is selected that is expected to reflect reasonably possible near-term changes in those rates.  “Near-term” means a period of time going forward up to one year from the date of our Consolidated Financial Statements.  Actual results may differ from the hypothetical change in interest rates assumed in this disclosure, especially since this sensitivity analysis does not reflect the results of any actions that would be taken by us to mitigate such hypothetical losses in fair value.

In this sensitivity model, we use fair values to measure our potential loss on Fixed maturities and interest rate sensitive preferred stocks, which are classified as equity securities for financial reporting purposes.  The primary market risk to our market-sensitive instruments is interest rate risk.  The sensitivity analysis model uses a 50 and 100 basis points change in interest rates to measure the hypothetical change in fair value of financial instruments included in the model.  Changes in interest rates will have an immediate effect on our comprehensive income and stockholders’ equity but will not ordinarily have an immediate effect on our net income.  As interest rates rise, the market value of our interest rate sensitive securities will decrease.  Conversely, as interest rates fall, the market value of our interest rate sensitive securities will increase.

For interest rate sensitive securities, modified duration modeling is used to calculate changes in fair values.  Durations on interest rate sensitive securities are adjusted for call, put and interest rate reset features.  Duration on tax-exempt securities is adjusted for the fact that the prices on such securities are less sensitive to changes in interest rates compared to treasury securities.  Average duration is calculated on a market value weighted basis using holdings as of December 31, 2016.

The following table summarizes the effect that an immediate, parallel shift in the interest rate yield curve would have on our interest rate sensitive securities as of December 31, 2016 and 2015:

	Interest Rate Shift in Basis Points
amounts in thousands	-100	-50	0	+50	+100
December 31, 2016:
Total market value	$2,929,824	$2,877,919	$2,820,936	$2,763,389	$2,705,842
Market value change from base	3.9%	2.0%		-2.0%	-4.1%
Change in unrealized value	$108,888	$56,983	$—	$(57,547)	$(115,094)

December 31, 2015:
Total market value	$2,688,968	$2,644,887	$2,593,026	$2,538,572	$2,486,712
Market value change from base	3.7%	2.0%		-2.1%	-4.1%
Change in unrealized value	$95,942	$51,861	$—	$(54,454)	$(106,314)

Common Equity Price Risk

Our portfolio of common equity securities currently valued at $164.1 million, which we carry on our Balance Sheet at fair value, has exposure to price risk.  This risk is defined as the potential loss in fair value resulting from adverse changes in stock prices.  Our portfolio is benchmarked to the S&P 500 index and changes in that index may approximate the impact on our portfolio.

Foreign Currency Exchange Rate Risk

As a global company, we transact business in multiple currencies.  Many of our non-U.S. subsidiaries maintain assets and liabilities in local currencies and write business in currencies that differ from their functional currency. Therefore, foreign currency exchange risk is generally limited to net assets denominated in foreign currencies. Foreign currency exchange rate gains and losses are recognized in our consolidated Statements of Income when net monetary assets or liabilities are denominated in foreign currencies that differ from the functional currency of those subsidiaries. Net monetary assets or liabilities include, but are not limited to, cash and cash equivalents, premiums receivable, reinsurance recoverable and claims payable. While unrealized foreign exchange gains and losses on net monetary balances are reported in earnings, the offsetting unrealized gains and losses on invested assets are recorded as a separate component of stockholders' equity, to the extent that the asset currency does not match that entity's functional currency. We manage our foreign currency exchange rate risk primarily through asset-liability matching. However, locally-required capital levels are invested in local currencies in order to satisfy regulatory requirements and to support local insurance operations and may not always be matched by related liabilities.

The principal currencies creating foreign currency exchange risk for our operations are the GBP and the CAD. The following table shows the foreign currency denominated net asset position, with elimination of intercompany balances, in USD equivalent at December 31, 2016 and 2015, and the expected dollar change in fair value that would occur if exchange rates changed 10% from exchange rates in effect at those times:

	At Years Ended December 31,
amounts in thousands	2016	2015	2016	2015(1)
Original Currency	Value of Net Assets in USD		10% depreciation of all foreign currency exchange rates against the USD
GBP	$(10,630)	$(61,834)	$(1,063)	$(6,183)
CAD	67,992	43,800	6,799	4,380
Total (1)	$57,362	$(18,034)	$5,736	$(1,803)

(1) Amount excludes additional currencies where the value of net assets in USD equivalent is less than 1 % of total net assets of our Company

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

Management’s Report on Internal Control Over Financial Reporting

(a)	Management’s report on internal control over financial reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f).  Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on our evaluation under such framework, our management concluded that our internal control over financial reporting as of December 31, 2016 was effective.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our Company’s independent registered public accounting firm, KPMG LLP, has audited the effectiveness of our Company’s internal control over financial reporting as of December 31, 2016, as stated in their report in item (b) below.

(b)	Attestation report of the registered public accounting firm

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

The Navigators Group, Inc.

We have audited The Navigators Group Inc.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Navigators Group Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, The Navigators Group, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of The Navigators Group, Inc. and subsidiaries as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2016, and our report dated February 17, 2017 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

New York, New York

February 17, 2017

(c)	Changes in internal control over financial reporting

(1) In 2016, to align with a more automated process, we implemented a new tax system which added automation to our tax provision and compliance processes.  This implementation involved changes to our procedures and enhanced controls, which management believes are appropriate for the new system.

There have been no further changes during our fourth fiscal quarter in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information concerning our directors and executive officers is contained under “Election of Directors” in our definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 25, 2017 (our “Proxy Statement”), which information is incorporated herein by reference.  Information concerning the Audit Committee and the Audit Committee’s financial expert of our Company is contained under “Board of Directors and Committees” in our Proxy Statement, which information is incorporated herein by reference.  Information concerning compliance with Section 16(a) is contained under “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement.

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

The Navigators Group, Inc.
(Company)

Dated: February 17, 2017	By:	/s/ Ciro M. DeFalco
Ciro M. DeFalco
Senior Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of our Company and in the capacities and on the dates indicated.

Name	Title	Date

/s/ ROBERT V. MENDELSOHN	Chairman	February 17, 2017
Robert V. Mendelsohn

/s/ STANLEY A. GALANSKI	President and Chief Executive Officer (Principal Executive Officer)	February 17, 2017
Stanley A. Galanski

/s/ CIRO M. DEFALCO	Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 17, 2017
Ciro M. DeFalco

/s/ SAUL L. BASCH	Director	February 17, 2017
Saul L. Basch

/s/ H.J. MERVYN BLAKENEY	Director	February 17, 2017
H.J. Mervyn Blakeney

/s/ TERENCE N. DEEKS	Director	February 17, 2017
Terence N. Deeks

/s/ MERYL HARTZBAND	Director	February 17, 2017
Meryl Hartzband

/s/ GEOFFREY E. JOHNSON	Director	February 17, 2017
Geoffrey E. Johnson

/s/ DAVID M. PLATTER	Director	February 17, 2017
David M. Platter

/s/ PATRICIA H. ROBERTS	Director	February 17, 2017
Patricia H. Roberts

/s/ JANICE C. TOMLINSON	Director	February 17, 2017
Janice C. Tomlinson

/s/ MARC M. TRACT	Director	February 17, 2017
Marc M. Tract

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

The Navigators Group, Inc.

We have audited the accompanying consolidated balance sheets of The Navigators Group, Inc. and subsidiaries as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three‑year period ended December 31, 2016.  In connection with our audits of the consolidated financial statements, we also have audited financial statement schedules I to VI. These consolidated financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Navigators Group, Inc. and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the years in the three year period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), The Navigators Group, Inc.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 17, 2017 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/KPMG LLP

New York, New York

February 17, 2017

THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

.

	December 31,
amounts in thousands, except share amounts	2016	2015
ASSETS
Investments:
Fixed maturities, available-for-sale, at fair value (amortized cost: 2016: $2,628,225; 2015: $2,400,245)	$2,635,882	$2,414,210
Equity securities, available-for-sale, at fair value (cost: 2016: $327,911; 2015: $281,943)	349,142	305,271
Other invested assets	1,960	—
Short-term investments, at fair value (amortized cost: 2016: $143,451; 2015: $217,743)	143,539	217,745
Total investments	$3,130,523	$2,937,226
Cash	64,643	69,901
Premiums receivable	306,686	276,616
Prepaid reinsurance premiums	213,377	232,588
Reinsurance recoverable on paid losses	82,582	49,506
Reinsurance recoverable on unpaid losses and loss adjustment expenses	779,276	809,518
Deferred policy acquisition costs	119,660	91,983
Accrued investment income	17,315	16,001
Goodwill and other intangible assets	6,451	6,807
Current income tax receivable, net	20,556	22,323
Deferred income tax, net	20,938	3,900
Other assets	52,030	67,643
Total assets	$4,814,037	$4,584,012
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Reserves for losses and loss adjustment expenses	$2,289,727	$2,202,644
Unearned premiums	887,344	820,676
Reinsurance balances payable	108,980	107,411
Senior notes	263,728	263,580
Accounts payable and other liabilities	86,070	93,553
Total liabilities	$3,635,849	$3,487,864

Stockholders' equity:(1)
Preferred stock, $.10 par value, authorized 1,000,000 shares, none issued	$—	$—
Common stock, $.10 par value, authorized 50,000,000 shares, issued 36,146,899 shares for 2016 and 35,884,538 shares for 2015	3,612	3,586
Additional paid-in capital	373,983	356,036
Treasury stock, at cost (7,022,760 shares for 2016 and 2015)	(155,801)	(155,801)
Retained earnings	947,519	868,723
Accumulated other comprehensive income	8,875	23,604
Total stockholders' equity	$1,178,188	$1,096,148
Total liabilities and stockholders' equity	$4,814,037	$4,584,012

(1) - We completed a two-for-one stock split on January 20, 2017. All per share data has been retroactively restated on a post-split basis.

The accompanying Notes to Consolidated Financial Statements are an integral part of these Financial Statements

THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,
amounts in thousands, except share and per share amounts	2016	2015	2014
Gross written premiums	$1,568,911	$1,453,502	$1,432,353
Revenues:
Net written premiums	$1,186,224	$1,043,860	$1,000,138
Change in unearned premiums	(85,879)	(59,773)	(64,243)
Net earned premiums	1,100,345	984,087	935,895
Net investment income	79,451	68,718	64,168
Total other-than-temporary impairment losses	(227)	(1,870)	137
Portion of loss recognized in other comprehensive income (before tax)	77	172	(137)
Net other-than-temporary impairment losses recognized in earnings	(150)	(1,698)	—
Net realized gains (losses)	9,186	8,373	12,812
Other income (expense)	8,701	(491)	10,656
Total revenues	$1,197,533	$1,058,989	$1,023,531

Expenses:
Net losses and loss adjustment expenses	$665,448	$572,598	$545,229
Commission expenses	165,045	129,977	125,528
Other operating expenses	234,096	223,516	196,825
Interest expense	15,435	15,424	15,413
Total expenses	$1,080,024	$941,515	$882,995

Income before income taxes	117,509	117,474	140,536
Income tax expense (benefit)	34,783	36,417	45,207

Net income	$82,726	$81,057	$95,329

Net income per common share:(1)
Basic	$2.85	$2.82	$3.34
Diluted	$2.75	$2.73	$3.25

Average common shares outstanding:
Basic	29,073,803	28,785,044	28,519,536
Diluted	30,031,609	29,651,490	29,292,738

(1) - We completed a two-for-one stock split on January 20, 2017. All share and per share data has been retroactively restated on a post-split basis.

The accompanying Notes to Consolidated Financial Statements are an integral part of these Financial Statements.

THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended December 31,
amounts in thousands	2016	2015	2014
Net income	$82,726	$81,057	$95,329
Other comprehensive income (loss):
Change in net unrealized gains (losses) on investments:
Unrealized gains (losses) on investments arising during the period, net of deferred tax of $3,730, $2,624, and $(14,925) in 2016, 2015 and 2014 respectively	$(6,927)	$(5,331)	$28,252
Reclassification adjustment for net realized (gains) losses included in net income net of deferred tax of $(846), $9,185, and $2,776 in 2016, 2015 and 2014 respectively	1,572	(17,058)	(5,156)
Change in net unrealized gains (losses on investments)	$(5,355)	$(22,389)	$23,096
Change in other-than-temporary impairments:
Non credit other-than-temporary impairments arising during the period, net of deferred tax of $27, $60, and $(48) in 2016, 2015 and 2014 respectively	$(50)	$(112)	$89
Reclassification adjustment for other-than-temporary impairment credit losses recognized in net income net of deferred tax of $0, $(90), and $0 in 2016, 2015 and 2014 respectively	—	168	—
Change in other-than-temporary impairments	$(50)	$56	$89
Change in foreign currency translation gains (losses), net of deferred tax of $5,017, $351, and $2,800 in 2016, 2015 and 2014 respectively	$(9,324)	$(622)	$(4,986)
Other comprehensive income (loss)	$(14,729)	$(22,955)	$18,199
Comprehensive income (loss)	$67,997	$58,102	$113,528

The accompanying Notes to Consolidated Financial Statements are an integral part of these Financial Statements.

THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

			Additional				Accumulated Other	Total
	Common Stock		Paid-in	Treasury Stock		Retained	Comprehensive	Stockholders'
amounts in thousands, except share amounts	Shares	Amount	Capital	Shares	Amount	Earnings	Income (Loss)	Equity
Balance, December 31, 2013	35,419,752	$3,540	$333,776	7,022,760	$(155,801)	$692,337	$28,360	$902,212
Net income	—	—	—	—	—	95,329	—	95,329
Changes in comprehensive income:
Change in net unrealized gain (loss) on investments	—	—	—	—	—	—	23,096	23,096
Change in net non-credit other-than-temporary impairment losses	—	—	—	—	—	—	89	89
Change in foreign currency translation gain (loss)	—	—	—	—	—	—	(4,986)	(4,986)
Total comprehensive income	—	—	—	—	—	—	18,199	18,199
Shares issued(1)	165,940	16	(39)	—	—		—	(23)
Share-based compensation	—	—	11,507	—	—	—	—	11,507
Balance, December 31, 2014	35,585,692	$3,556	$345,244	7,022,760	$(155,801)	$787,666	$46,559	$1,027,224
Net income	—	—	—	—	—	81,057	—	81,057
Changes in comprehensive income:
Change in net unrealized gain (loss) on investments	—	—	—	—	—	—	(22,389)	(22,389)
Change in net non-credit other-than-temporary impairment losses	—	—	—	—	—	—	56	56
Change in foreign currency translation gain (loss)	—	—	—	—	—	—	(622)	(622)
Total comprehensive income	—	—	—	—	—	—	(22,955)	(22,955)
Shares issued(1)	298,846	30	(4,205)	—	—		—	(4,175)
Share-based compensation	—	—	14,997	—	—	—	—	14,997
Balance, December 31, 2015	35,884,538	$3,586	$356,036	7,022,760	$(155,801)	$868,723	$23,604	$1,096,148
Net income	—	—	—	—	—	82,726	—	82,726
Dividends paid	—	—	—	—	—	(3,930)	—	(3,930)
Changes in comprehensive income:								-
Change in net unrealized gain (loss) on investments	—	—	—	—	—	—	(5,355)	(5,355)
Change in net non-credit other-than-temporary impairment losses	—	—	—	—	—	—	(50)	(50)
Change in foreign currency translation gain (loss)	—	—	—	—	—	—	(9,324)	(9,324)
Total comprehensive income	—	—	—	—	—	—	(14,729)	(14,729)
Shares issued(1)	262,361	26	323	—	—		—	349
Share-based compensation	—	—	17,624	—	—	—	—	17,624
Balance, December 31, 2016	36,146,899	$3,612	$373,983	7,022,760	$(155,801)	$947,519	$8,875	$1,178,188

(1) Includes shares issued under the stock  plan, to directors and ESPP

We completed a two-for-one stock split on January 20, 2017. All share data has been retroactively restated on a post-split basis.

The accompanying Notes to Consolidated Financial Statements are an integral part of these Financial Statements.

THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
amounts in thousands	2016	2015	2014
Operating activities:
Net income	$82,726	$81,057	$95,329
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation & amortization	5,429	5,386	4,915
Share-based compensation	17,624	14,997	11,507
Deferred income taxes	(5,755)	7,004	16,881
Net realized (gains) losses	(9,186)	(8,373)	(12,812)
Net other-than-temporary losses recognized in earnings	150	1,698	—
Changes in assets and liabilities:
Reinsurance recoverable on paid and unpaid losses and loss adjustment expenses	(2,835)	43,822	(42,024)
Reserves for losses and loss adjustment expenses	87,083	43,010	114,563
Prepaid reinsurance premiums	19,211	5,264	10,344
Unearned premiums	66,668	54,509	52,380
Premiums receivable	(30,070)	65,863	(17,455)
Deferred policy acquisition costs	(27,677)	(12,531)	(12,445)
Accrued investment income	(1,314)	(1,210)	(925)
Reinsurance balances payable	1,568	(45,124)	(14,716)
Current income taxes	(1,988)	(8,072)	(582)
Other	22,593	(19,676)	17,532
Net cash provided by (used in) operating activities	$224,227	$227,624	$222,492

Investing activities:
Fixed maturities
Redemptions and maturities	$275,706	$180,876	$210,674
Sales	446,666	376,522	362,136
Purchases	(962,419)	(648,059)	(864,902)
Equity securities
Sales	54,798	96,405	54,900
Purchases	(92,329)	(215,405)	(83,845)
Change in payable for securities	(1,517)	1,851	(7,814)
Purchase of other invested assets	(1,960)	—	—
Net change in short-term investments	73,541	(38,468)	117,740
Purchase of property and equipment	(3,918)	(3,577)	(8,359)
Net cash provided by (used in) investing activities	$(211,432)	$(249,855)	$(219,470)

Financing activities:
Proceeds of stock issued from employee stock purchase plan	1,840	1,352	1,067
Proceeds of stock issued from exercise of stock options	—	29	153
Dividends paid	(3,930)	—	—
Net cash provided by (used in) financing activities	$(2,090)	$1,381	$1,220

Effect of exchange rate on cash	(15,963)	—	—

Change in cash	$(5,258)	$(20,850)	$4,242
Cash at beginning of year	69,901	90,751	86,509
Cash at end of period	$64,643	$69,901	$90,751

Supplemental cash information:
Income taxes paid, net	$34,830	$35,447	$27,066
Interest paid	$15,238	$15,238	$15,703
Issuance of stock to directors	$633	$563	$438

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

Organization

We are an international insurance company with a long-standing area of specialization in Marine insurance.  Our Property and Casualty (“P&C”) insurance business primarily offers general liability coverage and umbrella & excess liability coverage to commercial enterprises through our U.S. and Int’l Insurance reporting segments.  We have also developed niches in Professional Liability insurance, through our Directors & Officers (“D&O”) and Errors & Omissions (“E&O”) divisions.  We also provide reinsurance products through our Global Reinsurance (“GlobalRe”) business.

We operate through various wholly-owned subsidiaries, including Navigators Insurance Company (“NIC”), inclusive of its United Kingdom Branch (“U.K. Branch”), and Navigators Specialty Insurance Company (“NSIC”), both of which are U.S. insurance companies, and Navigators Underwriting Agency Ltd. (“NUAL”), a Lloyd’s of London (“Lloyd’s”) underwriting agency that manages Lloyd’s Syndicate 1221 (“the Syndicate”) in the U.K. and is the underwriting company of Navigators Holdings (U.K.) Ltd. (“NHUK”). Our Company controls 100% of the Syndicate’s stamp capacity.

In May 2016, our Company received authorization from the Prudential Regulation Authority (“PRA”) and the Financial Conduct Authority (“FCA”) for a new U.K. based insurance company, Navigators International Insurance Company Ltd (“NIIC”), which is a wholly-owned direct subsidiary of our Parent Company, and has been fully capitalized in compliance with the terms of the authorization from the PRA.

Significant Accounting Policies

Cash

Cash includes cash on hand and demand deposits with banks, excluding such amounts held by the Syndicate included as Funds at Lloyd’s (“FAL”), which are classified as short term investments.

Investments

As of December 31, 2016 and 2015, all fixed maturity and equity securities held by our Company were carried at fair value and classified as available-for-sale.  Available-for-sale securities are debt and equity securities not classified as either held-to-maturity securities or trading securities and are reported at fair value, with unrealized gains and losses excluded from earnings and reported in accumulated other comprehensive income (“AOCI”) as a separate component of stockholders’ equity. Fixed maturity securities include bonds, mortgage-backed and asset-backed securities.  Equity securities consist of common stock, exchange traded funds and preferred stock.

Other invested assets consist of investments our Company made in certain strategic companies which are accounted for using the equity method of accounting.  In applying the equity method, these investments are initially recorded at cost and are subsequently adjusted based on our Company’s proportionate share of the net income or loss of the companies.  Changes in the carrying value of such investments are recorded in Other income.  In applying the equity method, we use the most recently available financial information provided by the companies which is generally three months prior to the end of the reporting period.

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

For Equity securities, our Company performs a fundamental analysis of the issuer, including an evaluation of the mean analysts’ target price, to assess the likelihood of recovery of our cost basis in the security. Management also assesses the likelihood of future cash flows, dividends and increases to dividends, all of which affect the securities eligible for our equity strategy and therefore our intent to hold the security. If an equity security is deemed to be other-than temporarily-impaired, the cost is written down to fair value with the loss recognized in earnings.

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

Foreign Currency Remeasurement and Translation

The functional currency of each of our operations is generally the currency of the local operating environment, except for our Lloyd’s business which is United States Dollar (“USD”).  Transactions in currencies other than an operation’s functional currency are remeasured into the functional currency and the resulting foreign exchange gains and losses are reflected in net Other income (expense) in the Consolidated Statements of Income. Functional currency assets and liabilities of foreign operations are translated into USD using period end rates of exchange and the related translation adjustments are recorded as a separate component of AOCI.  Consolidated Statements of Income amounts expressed in functional currencies are translated using average exchange rates.

During the first quarter of 2014, the Syndicate revised its foreign exchange accounting methodology from reporting its financial position and results using three functional currencies British Pound Sterling (“GBP”), U.S. Dollars (“USD”) and Canadian Dollars (“CAD”) to one functional currency, the USD.  The USD was chosen as the single functional currency as the majority of the Syndicate’s insurance business has been and continues to be transacted in USD. This cumulative change in remeasurement resulted in a 2014 immaterial correction of $10.0 million ($6.6 million after-tax) in AOCI, on the Consolidated Balance Sheets, offset by a gain in Other income in the Consolidated Statements of Income.

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

Substantially all of our business is placed through agents and brokers.  We record estimates for both unreported direct and assumed premiums.  We also record the ceded portion of the estimated Gross written premiums and related acquisition costs. These estimates are mostly for our Marine and Energy & Engineering products written by our International Insurance (“Int’l Insurance”) reporting segment as well as our Accident & Health (“A&H”) and Latin American (“LatAm”) business written by our GlobalRe reporting segment. Such premium estimates are generally based on submission data received from brokers and agents and recorded when the insurance policy or reinsurance contract is written or bound.

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

Ceded reinsurance premiums net of ceding commissions and ceded losses are reflected as reductions of the respective income or expense accounts over the terms of the reinsurance contracts.  Prepaid reinsurance premiums represent the portion of premiums ceded to reinsurers applicable to the unexpired terms of the reinsurance contracts in force.  Reinsurance reinstatement premiums (“RRPs”) are recognized in the same period as the loss event that gave rise to the reinstatement premiums.  Amounts recoverable from reinsurers are estimated in a manner consistent with the claim liability associated with the reinsured policy.  Ceded Unearned premiums and estimates of amounts recoverable from reinsurers on paid and unpaid losses are reflected as assets.  Provisions are made for estimated unrecoverable reinsurance.

Deferred Policy Acquisition Costs

Costs of acquiring business are deferred and amortized over the period that the related premiums are recognized as revenue.  Such costs (e.g., Commission expenses, Other underwriting expenses and Premium taxes) are limited to the incremental direct costs related to the successful acquisition of new or renewal business.  The method of computing deferred policy acquisition costs limits the deferral to their estimated net realizable value based on the related Unearned premiums and takes into account anticipated losses, loss adjustment expense (“LAE”), Commission expenses and Operating expenses based on historical and current experience, as well as anticipated investment income.

Reserves for Losses and Loss Adjustment Expenses

Unpaid losses and LAE are determined on: (a) individual claims reported on direct business for insureds, (b) from reports received from ceding insurers for assumed business and (c) on estimates based on Company and industry experience for incurred but not reported (“IBNR”) claims and LAE.  Indicated IBNR reserves for losses and LAE are calculated by our actuaries using several standard actuarial methodologies, including the paid and incurred loss development and the paid and incurred Bornheutter-Ferguson loss methods. Frequency/severity analyses are performed for certain books of business.  The Reserve for losses and LAE has been established to cover the estimated unpaid cost of claims incurred.  Such estimates are regularly compared to indicated reserves and updated and any resulting adjustments are included in the current year’s results.  Management believes that the liability recognized for unpaid losses and LAE is a reasonable estimate of the ultimate unpaid claims incurred, however, no representation is made that the ultimate liability will not differ materially from the amounts recorded in the accompanying Consolidated Financial Statements.  Losses and LAE are recorded on an undiscounted basis.

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

Goodwill and Other Intangible Assets

Goodwill represents the excess of the cost of acquiring a business enterprise over the fair value of the net assets acquired.  Our Company’s recorded indefinite lived intangible assets represent acquired stamp capacity in the Syndicate.  Goodwill and indefinite lived intangible assets are reported at carrying value and are tested for impairment at least annually, and when permitted by the applicable accounting guidance, qualitative factors are assessed to determine whether it is necessary to calculate an asset’s fair value when testing an asset with an indefinite life for impairment.  Goodwill and indefinite lived intangible assets are considered impaired if the estimated fair value is less than its carrying value and any impairment loss is measured as the difference between the implied fair value and the carrying value.  Our Company did not recognize an impairment of goodwill or the indefinite lived intangible assets for any of the years ended December 31, 2016, 2015 and 2014.

As of December 31, 2016, the carrying value of goodwill and indefinite lived intangible assets was $6.5 million, which is $0.3 million less than the carrying value as of December 31, 2015, $6.8 million.  Changes in the carrying value of the goodwill and indefinite lived intangible assets are due to amortization and fluctuations in currency exchange rates between the USD and the GBP.

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

The Financial Accounting Standards Board has issued the following new pronouncements that may have an impact on our Company and we are assessing the future impact of these updates on our Consolidated Financial Statements:

•

Accounting Standards Update 2016-01 – Financial Instruments (Subtopic 825-10) – Recognition and Measurement of Financial Assets and Financial Liabilities, which will be effective for fiscal years beginning after December 15, 2017.  The new pronouncement was issued to make targeted improvements to the presentation of financial instruments. We expect the adoption of this pronouncement to have limited impact to our financial statements.

•

Accounting Standards Update 2016-02 – Leases (Topic 842) – Amends the recognition of a right-to-use asset and lease liability on the statement of financial position of those leases previously classified as operating leases under the previous guidance, which will be effective for fiscal years beginning after December 15, 2018.  The new pronouncement was issued to improve transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. We expect the adoption of this pronouncement to result in limited changes to our total assets and total liabilities.

•

Accounting Standards Update 2016-09 – Compensation – Stock Compensation – (Topic 718) – Improvements to Employee Share-Based Accounting, which will be effective for fiscal years beginning after December 15, 2016.  The new pronouncement was issued to simplify employee share-based accounting. We expect the adoption of this pronouncement to simplify our reporting but not have a material effect to our financial statements.

•

Accounting Standards Update 2016-13 – Financial Instruments – Credit Losses (Topic 326) – amends the measurement of credit losses on financial instruments not accounted for at fair value including loans, debt securities, reinsurance receivables and any other financial assets, which will be effective for the fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. We expect the adoption of this pronouncement to have limited impact to our financial statements.

•

Accounting Standards Update 2016-15 – Statements of Cash Flows (Topic 230) – Classification of Certain Cash Receipts and Cash Payments amends how certain cash receipts and cash payments are presented in the statement of cash flows to reduce existing diversity in practice. We expect that the adoption of this pronouncement will not have a material effect on our financial statements.

•

Accounting Standards Update 2016-16 - Income Taxes (Topic 740) - Amends current guidance by eliminating the    exception for an intra-entity transfer of an asset other than inventory. Under the new standard, an entity should recognize the income tax consequences when the transfer occurs. The guidance prescribed is effective beginning fiscal year 2018, including interim periods. We expect that the adoption of this pronouncement will not have a material effect on our financial statements.

•

Accounting Standards Update 2016-17 - Consolidation (Topic 810) - Amends the consolidation guidance concerning the evaluation of interests in variable interest entities.  The accounting standards update requires a reporting entity to include interests held by related parties under common control proportionally when assessing whether it holds a variable interest in a VIE. The prescribed guidance is effective beginning in fiscal year 2017, including interim periods. We expect that the adoption of this pronouncement will not have a material effect on our financial statements.

•

Accounting Standards Updated 2016-18 - Statement of Cash Flows (Topic 230) - Requires that amounts generally described as restricted cash and cash equivalents be included within total cash and cash equivalents in the Statement of

Cash Flows. The guidance prescribed is effective beginning in fiscal year 2018, including interim periods. We expect the adoption of this pronouncement to have limited impact to our financial statements.

There were no additional accounting pronouncements that are expected to have an impact on the Consolidated Financial Statements upon adoption.

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

The following tables set forth the financial data by segment for the years ended December 31, 2016, 2015 and 2014:

	Year Ended December 31, 2016
	U.S.	Int'l
amounts in thousands	Insurance	Insurance	GlobalRe	Corporate (1)	Total
Net earned premiums	$629,308	$307,416	$163,621	$—	$1,100,345
Net losses and LAE	(397,860)	(178,284)	(89,304)	—	(665,448)
Commission expenses	(70,812)	(61,703)	(34,008)	1,478	(165,045)
Other operating expenses	(128,108)	(86,395)	(19,593)	—	(234,096)
Other underwriting income (expense)	1,092	—	522	(1,478)	136

Underwriting profit (loss)	$33,620	$(18,966)	$21,238	$—	$35,892

Net investment income				79,451	79,451
Net realized gains (losses)				9,036	9,036
Interest expense				(15,435)	(15,435)
Other income (loss)				8,565	8,565

Income before income taxes	$33,620	$(18,966)	$21,238	$81,617	$117,509
Income tax (expense) benefit				(34,783)	(34,783)
Net income (loss)					$82,726

Losses and LAE ratio	63.2%	58.0%	54.6%		60.5%
Commission expense ratio	11.3%	20.1%	20.8%		15.0%
Other operating expense ratio (2)	20.2%	28.1%	11.6%		21.2%
Combined ratio	94.7%	106.2%	87.0%		96.7%

(1) - Includes Corporate segment intercompany eliminations.

(2) - Includes Other operating expenses and Other underwriting income (expense).

	Year Ended December 31, 2015
	U.S.	Int'l
amounts in thousands	Insurance	Insurance	GlobalRe	Corporate (1)	Total
Net earned premiums	$555,836	$259,960	$168,291	$—	$984,087
Net losses and LAE	(343,497)	(134,702)	(94,399)	—	(572,598)
Commission expenses	(56,319)	(43,676)	(32,240)	2,258	(129,977)
Other operating expenses	(131,407)	(75,867)	(16,242)	—	(223,516)
Other underwriting income (expense)	1,690	—	690	(2,258)	122

Underwriting profit (loss)	$26,303	$5,715	$26,100	$—	$58,118

Net investment income				68,718	68,718
Net realized gains (losses)				6,675	6,675
Interest expense				(15,424)	(15,424)
Other income (loss)				(613)	(613)

Income before income taxes	$26,303	$5,715	$26,100	$59,356	$117,474
Income tax (expense) benefit				(36,417)	(36,417)
Net income (loss)					$81,057

Losses and LAE ratio	61.8%	51.8%	56.1%		58.2%
Commission expense ratio	10.1%	16.8%	19.2%		13.2%
Other operating expense ratio (2)	23.4%	29.2%	9.2%		22.7%
Combined ratio	95.3%	97.8%	84.5%		94.1%

(1) - Includes Corporate segment intercompany eliminations.

(2) - Includes Other operating expenses and Other underwriting income (expense).

	Year Ended December 31, 2014
	U.S.	Int'l
amounts in thousands	Insurance	Insurance	GlobalRe	Corporate (1)	Total
Net earned premiums	$504,289	$243,485	$188,121	$—	$935,895
Net losses and LAE	(311,839)	(115,079)	(118,311)	—	(545,229)
Commission expenses	(49,840)	(44,426)	(33,429)	2,167	(125,528)
Other operating expenses	(115,817)	(65,275)	(15,733)	—	(196,825)
Other underwriting income (expense)	2,241	32	489	(2,167)	595

Underwriting profit (loss)	$29,034	$18,737	$21,137	$—	$68,908

Net investment income				64,168	64,168
Net realized gains (losses)				12,812	12,812
Interest expense				(15,413)	(15,413)
Other income (loss)				10,061	10,061

Income (loss) before income taxes	$29,034	$18,737	$21,137	$71,628	$140,536
Income tax (expense) benefit				(45,207)	(45,207)
Net income (loss)					$95,329

Losses and LAE ratio	61.8%	47.3%	62.9%		58.3%
Commission expense ratio	9.9%	18.2%	17.8%		13.4%
Other operating expense ratio (2)	22.5%	26.8%	8.1%		20.9%
Combined ratio	94.2%	92.3%	88.8%		92.6%

(1) - Includes Corporate segment intercompany eliminations.

(2) - Includes Other operating expenses and Other underwriting income (expense).

The following tables provide additional financial data by operating segment for the years ended December 31, 2016, 2015 and 2014:

	Year Ended December 31, 2016
amounts in thousands	Gross written premiums	Ceded written premiums	Net written premiums	Net earned premiums
U.S. Insurance
Marine	$169,405	$(70,858)	$98,547	$100,132
P&C	631,562	(135,888)	495,674	453,673
Professional Liability	118,428	(29,081)	89,347	75,503
Total	$919,395	$(235,827)	$683,568	$629,308

Int'l Insurance
Marine	$183,228	$(40,092)	$143,136	$141,593
P&C	181,094	(69,606)	111,488	89,455
Professional Liability	120,149	(28,806)	91,343	76,368
Total	$484,471	$(138,504)	$345,967	$307,416

GlobalRe	$165,045	$(8,356)	$156,689	$163,621

Total	$1,568,911	$(382,687)	$1,186,224	$1,100,345

	Year Ended December 31, 2015
amounts in thousands	Gross written premiums	Ceded written premiums	Net written premiums	Net earned premiums
U.S. Insurance
Marine	$158,124	$(61,916)	$96,208	$96,082
P&C	596,673	(152,168)	444,505	401,408
Professional Liability	110,984	(54,691)	56,293	58,346
Total	$865,781	$(268,775)	$597,006	$555,836

Int'l Insurance
Marine	$183,707	$(36,515)	$147,192	$149,256
P&C	130,729	(67,722)	63,007	55,320
Professional Liability	97,511	(29,768)	67,743	55,384
Total	$411,947	$(134,005)	$277,942	$259,960

GlobalRe	$175,774	$(6,862)	$168,912	$168,291

Total	$1,453,502	$(409,642)	$1,043,860	$984,087

	Year Ended December 31, 2014
amounts in thousands	Gross written premiums	Ceded written premiums	Net written premiums	Net earned premiums
U.S. Insurance
Marine	$154,233	$(46,685)	$107,548	$105,650
P&C	543,045	(169,953)	373,092	314,833
Professional Liability	109,830	(38,345)	71,485	83,806
Total	$807,108	$(254,983)	$552,125	$504,289

Int'l Insurance
Marine	$190,787	$(47,805)	$142,982	$141,097
P&C	158,139	(98,087)	60,052	62,520
Professional Liability	75,978	(26,029)	49,949	39,868
Total	$424,904	$(171,921)	$252,983	$243,485

GlobalRe	$200,341	$(5,311)	$195,030	$188,121

Total	$1,432,353	$(432,215)	$1,000,138	$935,895

The assets of the Company are reviewed in total by management for purposes of decision making.

NOTE 3.  INVESTMENTS

The following tables set forth our Company’s available- for- sale investments as of December 31, 2016 and 2015 and include OTTI securities recognized within AOCI:

	December 31, 2016
		Gross	Gross
		Unrealized	Unrealized	Amortized
amounts in thousands	Fair Value	Gains	Losses	Cost
Fixed maturities:
U.S. Treasury bonds, agency bonds and foreign government bonds	$273,776	$2,192	$(5,128)	$276,712
States, municipalities and political subdivisions	547,415	11,542	(4,036)	539,909
Mortgage-backed and asset-backed securities:
Agency mortgage-backed securities	487,364	4,016	(6,585)	489,933
Residential mortgage obligations	20,530	453	(55)	20,132
Asset-backed securities	314,601	824	(1,178)	314,955
Commercial mortgage-backed securities	154,139	2,859	(1,904)	153,184
Subtotal	$976,634	$8,152	$(9,722)	$978,204
Corporate bonds	838,057	10,185	(5,528)	833,400
Total fixed maturities	$2,635,882	$32,071	$(24,414)	$2,628,225
Equity securities	349,142	27,016	(5,785)	327,911
Short-term investments	143,539	88	—	143,451
Total investments	$3,128,563	$59,175	$(30,199)	$3,099,587

	December 31, 2015
		Gross	Gross
		Unrealized	Unrealized	Amortized
amounts in thousands	Fair Value	Gains	Losses	Cost
Fixed maturities:
U.S. Treasury bonds, agency bonds and foreign government bonds	$252,882	$2,273	$(9,214)	$259,823
States, municipalities and political subdivisions	576,859	21,233	(781)	556,407
Mortgage-backed and asset-backed securities:
Agency mortgage-backed securities	379,269	5,573	(2,082)	375,778
Residential mortgage obligations	30,465	694	(82)	29,853
Asset-backed securities	225,012	85	(1,624)	226,551
Commercial mortgage-backed securities	189,713	3,119	(1,864)	188,458
Subtotal	$824,459	$9,471	$(5,652)	$820,640
Corporate bonds	760,010	7,373	(10,738)	763,375
Total fixed maturities	$2,414,210	$40,350	$(26,385)	$2,400,245
Equity securities	305,271	26,341	(3,013)	281,943
Short-term investments	217,745	2	—	217,743
Total investments	$2,937,226	$66,693	$(29,398)	$2,899,931

During 2016 our Company made strategic investments in certain companies which are reported as Other invested assets  on the Consolidated Balance Sheet and accounted for using the equity method.  In applying the equity method, these investments are initially recorded at cost and are subsequently adjusted based on our Company’s proportionate share of the net income or loss of the companies. Our initial purchase price of $2.0 million is reflected in our December 31, 2016 Consolidated Balance Sheet at $2.0 million.

As of December 31, 2016 and 2015, our Company did not have a concentration of greater than 5% of invested assets in a single non-U.S. government-backed issuer.

As of December 31, 2016 and 2015, fixed maturities for which non-credit OTTI was previously recognized and included in AOCI are now in a net unrealized net gains position of $0.4 million and $0.5 million, respectively.

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

The contractual maturity dates for Fixed maturities categorized by the number of years until maturity as of December 31, 2016 are shown in the following table:

	December 31, 2016
		Amortized
amounts in thousands	Fair Value	Cost
Due in one year or less	$133,644	$134,931
Due after one year through five years	778,875	778,511
Due after five years through ten years	295,742	291,811
Due after ten years	450,987	444,768
Mortgage-backed and asset-backed securities	976,634	978,204
Total	$2,635,882	$2,628,225

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

The following tables summarize all securities in a gross unrealized loss position as of December 31, 2016 and 2015, showing the aggregate fair value and gross unrealized loss by the length of time those securities have continuously been in a gross unrealized loss position:

	December 31, 2016
	Less than 12 months		Greater than 12 months		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
amounts in thousands	Value	(Losses)	Value	(Losses)	Value	(Losses)
Fixed maturities:
U.S. Treasury bonds, agency bonds and foreign government bonds	$150,891	$(2,570)	$16,819	$(2,558)	$167,710	$(5,128)
States, municipalities and political subdivisions	137,731	(3,111)	13,255	(925)	150,986	(4,036)
Mortgage-backed and asset-backed securities:
Agency mortgage-backed securities	349,119	(6,155)	12,401	(430)	361,520	(6,585)
Residential mortgage obligations	953	(18)	926	(37)	1,879	(55)
Asset-backed securities	95,514	(970)	48,093	(208)	143,607	(1,178)
Commercial mortgage-backed securities	51,932	(1,164)	7,910	(740)	59,842	(1,904)
Subtotal	$497,518	$(8,307)	$69,330	$(1,415)	$566,848	$(9,722)
Corporate bonds	325,733	(5,086)	26,005	(442)	351,738	(5,528)
Total fixed maturities	$1,111,873	$(19,074)	$125,409	$(5,340)	$1,237,282	$(24,414)
Equity securities	145,014	(5,419)	1,994	(366)	147,008	(5,785)
Total fixed maturities and equity securities	$1,256,887	$(24,493)	$127,403	$(5,706)	$1,384,290	$(30,199)

	December 31, 2015
	Less than 12 months		Greater than 12 months		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
amounts in thousands	Value	(Losses)	Value	(Losses)	Value	(Losses)
Fixed maturities:
U.S. Treasury bonds, agency bonds and foreign government bonds	$142,233	$(3,032)	$22,230	$(6,182)	$164,463	$(9,214)
States, municipalities and political subdivisions	50,577	(549)	4,808	(232)	55,385	(781)
Mortgage-backed and asset-backed securities:
Agency mortgage-backed securities	164,817	(1,315)	29,862	(767)	194,679	(2,082)
Residential mortgage obligations	3,910	(5)	1,684	(77)	5,594	(82)
Asset-backed securities	112,479	(663)	81,477	(961)	193,956	(1,624)
Commercial mortgage-backed securities	83,024	(1,826)	3,065	(38)	86,089	(1,864)
Subtotal	$364,230	$(3,809)	$116,088	$(1,843)	$480,318	$(5,652)
Corporate bonds	395,399	(10,114)	13,849	(624)	409,248	(10,738)
Total fixed maturities	$952,439	$(17,504)	$156,975	$(8,881)	$1,109,414	$(26,385)
Equity securities	58,531	(3,013)	—	—	58,531	(3,013)
Total fixed maturities and equity securities	$1,010,970	$(20,517)	$156,975	$(8,881)	$1,167,945	$(29,398)

Our Company analyzes impaired securities quarterly to determine if any impairments are other-than-temporary. The above securities with unrealized losses have been determined to be temporarily impaired based on our evaluation.

At December 31, 2016, there were 413 Fixed maturities and 75 Equity securities in an unrealized loss position. In the above table, the gross unrealized loss for the greater than 12 months category consists primarily of agency and foreign government bonds and is mostly due to an unfavorable foreign exchange movement in our Canadian portfolio. To a lesser extent the gross unrealized loss for the greater than 12 months category is driven by unrealized losses on our longer dated municipal securities which were impacted by rising interest rates and credit spreads widening.  The gross unrealized loss for the less than 12 months category consists primarily of agency mortgage backed securities, corporate bonds and preferred stocks, which are reported in equity securities, due to an increase in interest rates.   At December 31, 2015, there were 368 fixed maturities and 57 equity securities in an unrealized loss position. In the above table, the gross unrealized loss for the greater than 12 months category consists primarily of agency and foreign government bonds mostly due to an unfavorable foreign exchange movement in our Canadian portfolio.  The gross unrealized loss for the less than 12 months category consists primarily of corporate bonds in the energy sector which have been impacted by recent declines in oil prices.  To a lesser extent, losses on equity securities in the less than 12 month category were impacted by volatility in the equity markets coupled with the timing of the purchases of certain equity securities.

As of December 31, 2016 and 2015, the largest unrealized loss by a non-government backed issuer in the investment portfolio was $1.0 million and $2.6 million, respectively.

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

Our Company had one credit related OTTI loss totaling $0.2 million during the year ended December 31, 2016 from our fixed maturities portfolio. Our Company had three credit related OTTI losses totaling $1.7 million during the year ended December 31, 2015 from our equity portfolio. Our Company did not have any credit related OTTI losses during the year ended December 31, 2014.

The following table summarizes the cumulative amounts related to our Company’s credit loss portion of the OTTI losses on fixed maturities for the years ended December 31, 2016, 2015 and 2014.

	Years Ended December 31,
amounts in thousands	2016	2015	2014
Beginning balance	$2,361	$2,361	$5,154
Additions for credit loss impairments recognized in the current period on securities not previously impaired	150	—	—
Additions for credit loss impairments recognized in the current period on securities previously impaired	—	—	—
Reductions for credit loss impairments previously recognized on securities sold during the period	(150)	—	(2,793)
Ending balance	$2,361	$2,361	$2,361

Our Company’s Net investment income was derived from the following sources:

	Years Ended December 31,
amounts in thousands	2016	2015	2014
Fixed maturities	$67,772	$61,572	$57,219
Equity securities	14,271	9,813	9,036
Short-term investments	727	683	911
Total investment income	$82,770	$72,068	$67,166
Investment expenses	(3,319)	(3,350)	(2,998)
Net investment income	$79,451	$68,718	$64,168

Realized gains and losses, excluding net OTTI losses recognized in earnings, for the periods indicated, were as follows:

	Years Ended December 31,
amounts in thousands	2016	2015	2014
Fixed maturities:
Gains	$5,681	$4,756	$8,326
Losses	(4,271)	(5,926)	(2,610)
Fixed maturities, net	$1,410	$(1,170)	$5,716
Short-term:
Gains	$890	$130	$—
Losses	(1,552)	(383)	—
Short-term, net	$(662)	$(253)	$—
Equity securities:
Gains	$9,096	$14,331	$9,447
Losses	(658)	(4,535)	(2,351)
Equity securities, net	$8,438	$9,796	$7,096
Net realized gains (losses)	$9,186	$8,373	$12,812

NOTE 4.  FAIR VALUE MEASUREMENT

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

(ii)	A comparison of the count of securities priced by certain vendors for significant movements in vendor CUSIP counts.
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

The following tables present, for each of the fair value hierarchy levels as defined by the accounting guidance for fair value measurements and described below, our Company’s fixed maturities and equity securities by asset class that are measured at fair value on a recurring basis, as well as the fair value of the 5.75% Senior notes due October 15, 2023 (the “5.75% Senior notes”) carried at amortized cost as of December 31, 2016 and 2015:

	December 31, 2016
amounts in thousands	Level 1	Level 2	Level 3	Total
Fixed maturities:
U.S. Treasury bonds, agency bonds and foreign government bonds	$47,704	$226,072	$—	$273,776
States, municipalities and political subdivisions	—	547,415	—	547,415
Mortgage-backed and asset-backed securities:
Agency mortgage-backed securities	—	487,364	—	487,364
Residential mortgage obligations	—	20,530	—	20,530
Asset-backed securities	—	314,601	—	314,601
Commercial mortgage-backed securities	—	154,139	—	154,139
Subtotal	$—	$976,634	$—	$976,634
Corporate bonds	—	838,057	—	838,057
Total fixed maturities	$47,704	$2,588,178	$—	$2,635,882
Equity securities	164,088	185,054	—	349,142
Short-term investments	143,539	—	—	143,539
Total assets measured at fair value	$355,331	$2,773,232	$—	$3,128,563
Senior notes	$—	$280,316	$—	$280,316
Total liabilities measured at fair value	$—	$280,316	$—	$280,316

	December 31, 2015
amounts in thousands	Level 1	Level 2	Level 3	Total
Fixed maturities:
U.S. Treasury bonds, agency bonds and foreign government bonds	$67,394	$185,488	$—	$252,882
States, municipalities and political subdivisions	—	576,859	—	576,859
Mortgage-backed and asset-backed securities:
Agency mortgage-backed securities	—	379,269	—	379,269
Residential mortgage obligations	—	30,465	—	30,465
Asset-backed securities	—	225,012	—	225,012
Commercial mortgage-backed securities	—	189,713	—	189,713
Subtotal	$—	$824,459	$—	$824,459
Corporate bonds	—	760,010	—	760,010
Total fixed maturities	$67,394	$2,346,816	$—	$2,414,210
Equity securities	126,455	178,816	—	305,271
Short-term investments	217,745	—	—	217,745
Total assets measured at fair value	$411,594	$2,525,632	$—	$2,937,226
Senior notes	$—	$282,486	$—	$282,486
Total liabilities measured at fair value	$—	$282,486	$—	$282,486

All other financial assets and liabilities including cash, premium receivables, reinsurance recoverables and reinsurance balance payables are carried at cost, which approximates fair value.

Our Company did not have any significant transfers between the Level 1 and Level 2 classifications for the years ended December 31, 2016 and 2015.

As of December 31, 2016 and 2015, our Company did not have any Level 3 assets.

NOTE 5.  RESERVES FOR LOSSES AND LAE

We establish reserves for the estimated unpaid ultimate liability for losses and LAE under the terms of our policies and agreements.  The determination of reserves for losses and LAE is partially dependent upon the receipt of information from agents and brokers.  Reserves include estimates for both claims that have been reported and for IBNR, and include estimates of expenses associated with processing and settling these claims.  Reserves are recorded in Reserves for losses and LAE in the Consolidated Balance Sheets.  Our estimates and judgments may be revised as additional experience and other data become available and are reviewed, as new or improved methodologies are developed, or as laws change.  Frequency/severity analyses are also performed for certain books of business.  To the extent that reserves are found deficient or redundant, a strengthening or release is recognized as a charge or credit to earnings.

The following table summarizes activity for our Company’s Reserves for losses and LAE for the years ended December 31, 2016, 2015 and 2014:

	Years Ended December 31,
amounts in thousands	2016	2015	2014
Net reserves for losses and LAE at beginning of year	$1,393,126	$1,308,136	$1,222,633
Provision for losses and LAE for claims occurring in the current year	693,976	637,267	601,041
Increase (decrease) in estimated losses and LAE for claims occurring in prior years	(28,528)	(64,669)	(55,812)
Incurred losses and LAE	$665,448	$572,598	$545,229
Losses and LAE paid for claims occurring during:
Current year	(119,485)	(159,802)	(158,806)
Prior years	(412,544)	(320,863)	(295,527)
Losses and LAE payments	$(532,029)	$(480,665)	$(454,333)
Foreign Currency Adjustment	(16,094)	(6,943)	(5,393)
Net reserves for losses and LAE at end of year	1,510,451	1,393,126	1,308,136
Reinsurance recoverables on unpaid losses and LAE	779,276	809,518	851,498
Gross reserves for losses and LAE at end of year	$2,289,727	$2,202,644	$2,159,634

The reporting and operating segments breakdowns of prior period net reserve strengthening (releases) for the years ended December 31, 2016, 2015 and 2014 are as follows:

	Years Ended December 31,
amounts in thousands	2016	2015	2014
U.S. Insurance
Marine	$(10,122)	$(24,825)	$(29,047)
P&C	2,790	(706)	17,081
Professional Liability	5,984	(3,788)	(3,454)
Total	$(1,348)	$(29,319)	$(15,420)

Int'l Insurance
Marine	(22,068)	(21,914)	(31,677)
P&C	(7,051)	(8,458)	(3,829)
Professional Liability	4,100	4,156	(2,746)
Total	$(25,019)	$(26,216)	$(38,252)

GlobalRe	$(2,161)	$(9,134)	$(2,140)

Total strengthening (releases)	$(28,528)	$(64,669)	$(55,812)

The following is a discussion of the relevant factors related to the prior period net reserve releases of $28.5 million recorded for the year ended December 31, 2016:

U.S. Insurance reporting segment recorded prior period net reserve releases of $1.3 million.  The drivers are as follows:

•	Marine operating segment recorded prior period net reserve releases of $10.1 million driven by favorable claims development in the Craft, Marine Liability, Customs Bonds and Inland Marine products.

•

P&C operating segment recorded prior period net reserve strengthening of $2.8 million driven by large loss activity within our Primary Casualty division, partially offset by ongoing favorable performance within our Excess Casualty, Environmental and Other P&C divisions.

•	Professional Liability operating segment recorded prior period net reserve strengthening of $6.0 million driven by unfavorable development on a few large D&O claims.

Int’l Insurance reporting segment recorded prior period net reserve releases of $25.0 million.  The drivers are as follows:

•	Marine operating segment recorded prior period net reserve releases of $22.1 million due to favorable claims development predominately from our Marine Liability product.
•

P&C operating segment recorded prior period net reserve releases of $7.1 million primarily due to favorable claims development in our Energy & Engineering division, partially offset by large loss activity within our Property division.

•

Professional Liability operating segment recorded prior period net reserve strengthening of $4.1 million primarily due to a decline in expected recoveries from a large reinsurer resulting in an increase in bad debt reserve within our D&O division.

GlobalRe reporting segment recorded prior period net reserve releases of $2.2 million primarily driven by favorable loss development in our A&H, P&C and Professional Liability products, partially offset by large loss activity in our Marine product.

The following is a discussion of the relevant factors related to the prior period net reserve releases of $64.7 million recorded for the year ended December 31, 2015:

U.S. Insurance reporting segment recorded prior period net reserve releases of $29.3 million.  The drivers are as follows:

•	Marine operating segment recorded prior period net reserve releases of $24.8 million driven by favorable claims development in the Marine Liability, Inland Marine and Cargo products.
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

•	P&C operating segment recorded prior period net reserve releases of $8.5 million due to favorable claims development on the Offshore Energy product within the Energy & Engineering division.
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

Int’l Insurance reporting segment recorded prior period net reserve releases of $38.3 million.  The drivers are as follows:

•	Marine operating segment recorded prior period net reserve releases of $31.7 million driven by favorable loss emergence across various products.
•	P&C operating segment recorded prior period net reserve releases of $3.8 million driven primarily by favorable claims development in our Energy & Engineering division.
•	Professional Liability operating segment recorded prior period net reserve releases of $2.7 million due to favorable loss emergence in our E&O and D&O divisions.

GlobalRe reporting segment recorded prior period net reserve releases of $2.1 million driven by favorable claim development in our Marine product.

Supplemental tables related to Short Duration Contracts

Effectively all property and casualty insurance contracts are described as “Short Duration Contracts” as opposed to life insurance, by the Securities and Exchange Commission. Our Company only issues short duration contracts. Below are two tables with reserve data for each reporting and operating segment. These tables are presented net of reinsurance. The first table reflects incurred claims development as of December 31, 2016, as well as the cumulative claims frequency and the total of Incurred But Not Reported (“IBNR”) liabilities and expected development on reported claims included within the net incurred claims amounts.  The second table reflects the cumulative paid claims development as of December 31, 2016.  The conversion of all non USD currencies amounts, for all Accident Years (“AY”), is in USD as of December 31, 2016.

Records for Syndicate 1221 are not available by AY for reporting periods prior to 2012 since data was compiled only on a year-of- account basis prior to 2012, and as such the tables below for our Int’l Insurance reporting segment begin with the 2012 reporting year. Our GlobalRe Segment reserve tables do not have data prior to 2010, as we began writing assumed reinsurance in that year.

Claims frequency is based on claims posted in our Company’s data system as reported.  Generally, for most direct insurance and excess-of-loss assumed reinsurance, one claim count is posted for each claim. For assumed bordereau business and business written on binders, one claim count is posted for each bordereau received, which could account for multiple claims. Additionally, if the insured is covered for multiple years, a claim may be initially established in all potentially impacted policy years until the appropriate policy year is determined.

The information about incurred claims development and cumulative paid claims and Allocated Loss Adjustment Expense (“ALAE”), net of reinsurance, for the years ended December 31, 2007 through 2015, is presented as unaudited supplementary information.

Note that asbestos reserves are included in the U.S. Marine operating segment in years prior to 2007.

IBNR values shown in the following tables are the difference between the case reserves for reported losses and the estimated future payments for claims arising from the specific accident period.  Our Company has always applied prudent claim reserving practices.  For a number of segments, this has resulted in case reserves for more mature accident years exceeding the future payments consistently. IBNR estimates will be negative where our history indicates such favorable future emergence is the best estimate.

	U.S. Marine
	Loss and ALAE, Net of Reinsurance
amounts in thousands	For the Years Ended December 31,										As of December 31, 2016
AY	2007	2008	2009	2010	2011	2012	2013	2014	2015	2016	Total IBNR	# of Reported Claims
2007	$52,974	$60,645	$61,216	$59,148	$65,020	$66,090	$66,024	$65,909	$66,297	$66,846	$60	2,737
2008		56,923	67,710	72,580	73,970	73,731	68,703	68,873	67,024	67,238	348	3,202
2009			63,769	60,813	57,266	51,804	49,762	50,905	53,091	52,169	(186)	2,404
2010				66,336	66,187	63,172	57,063	54,815	59,143	58,557	(263)	2,164
2011					71,575	72,232	70,019	65,514	64,196	62,571	1,204	2,012
2012						87,905	91,118	73,940	70,421	71,868	(7)	1,968
2013							65,132	61,289	55,494	58,148	(619)	1,910
2014								67,610	49,889	48,355	1,509	1,962
2015									64,575	54,121	13,317	2,155
2016										56,209	32,884	1,824
									Total	$596,082

	U.S. Marine
	Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
amounts in thousands	For the Years Ended December 31,
AY	2007	2008	2009	2010	2011	2012	2013	2014	2015	2016
2007	$9,294	$28,937	$40,256	$49,214	$58,772	$62,002	$62,767	$63,384	$64,450	$64,570
2008		7,554	36,499	54,408	56,695	62,633	62,989	63,316	63,429	64,317
2009			12,975	30,012	36,593	42,846	44,760	47,347	48,209	50,888
2010				17,211	33,821	41,941	45,032	50,271	54,044	57,254
2011					16,007	41,322	50,841	54,471	59,224	60,198
2012						27,546	47,639	56,040	62,104	68,556
2013							19,565	38,487	44,606	50,410
2014								15,702	29,916	41,609
2015									17,169	32,439
2016										12,665
									Total	$502,906
									Net reserves < 2007	13,112
									Total Net reserves	$106,288

	U.S. Marine
	Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance
Years	1	2	3	4	5	6	7	8	9	10
U.S. Marine	26.4%	32.4%	16.5%	8.3%	8.7%	3.7%	2.2%	2.1%	1.5%	0.2%

	U.S. P&C
	Loss and ALAE, Net of Reinsurance
amounts in thousands	For the Years Ended December 31,										As of December 31, 2016
AY	2007	2008	2009	2010	2011	2012	2013	2014	2015	2016	Total IBNR	# of Reported Claims
2007	$139,377	$139,570	$140,551	$130,501	$133,050	$128,087	$134,310	$139,870	$145,472	$148,609	$3,753	11,703
2008		158,337	158,336	144,164	140,818	141,332	143,219	147,434	152,416	157,519	3,971	10,818
2009			133,394	135,984	136,700	142,416	149,975	155,156	155,682	159,110	7,717	8,434
2010				101,527	100,529	98,675	104,709	107,602	109,323	112,080	10,106	7,804
2011					86,056	85,238	92,266	95,292	95,958	105,149	15,964	6,346
2012						111,479	96,618	98,060	103,716	111,746	24,895	4,481
2013							141,728	130,314	133,068	141,817	29,961	3,533
2014								193,897	164,364	152,447	76,085	3,356
2015									251,752	224,532	134,029	3,123
2016										274,692	258,449	2,106
									Total	$1,587,701

	U.S. P&C
	Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
amounts in thousands	For the Years Ended December 31,
AY	2007	2008	2009	2010	2011	2012	2013	2014	2015	2016
2007	$7,127	$24,521	$49,616	$72,462	$92,840	$104,841	$114,160	$122,568	$130,279	$136,896
2008		12,178	36,713	58,491	82,028	103,804	115,526	123,945	133,064	146,463
2009			14,619	36,641	59,933	92,033	119,360	132,695	138,227	145,407
2010				12,682	27,542	49,109	69,027	81,262	89,873	94,766
2011					3,925	19,548	35,551	51,868	63,800	75,806
2012						10,013	23,019	33,477	51,980	72,495
2013							7,317	21,500	49,562	85,719
2014								5,272	13,762	45,324
2015									3,641	24,291
2016										7,706
									Total	$834,873
									Net reserves < 2007	16,571
									Total Net reserves	$769,399

	U.S. P&C
	Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance
Years	1	2	3	4	5	6	7	8	9	10
U.S. P&C	5.9%	11.7%	16.2%	18.0%	14.2%	8.6%	4.9%	5.3%	6.8%	4.5%

	U.S. Professional Liability
	Loss and ALAE, Net of Reinsurance
amounts in thousands	For the Years Ended December 31,										As of December 31, 2016
AY	2007	2008	2009	2010	2011	2012	2013	2014	2015	2016	Total IBNR	# of Reported Claims
2007	$38,000	$38,553	$55,491	$57,643	$62,630	$61,935	$60,445	$60,447	$59,936	$59,574	$(70)	634
2008		34,346	38,449	39,130	35,844	37,603	37,939	37,497	37,620	41,766	(382)	770
2009			47,473	53,273	61,023	58,600	60,789	58,487	58,660	58,143	(563)	1,370
2010				52,302	64,020	68,375	75,619	74,535	86,787	85,348	83	1,429
2011					58,116	62,087	70,240	73,028	79,181	79,136	622	1,724
2012						61,196	54,480	57,097	55,917	58,344	3,214	2,180
2013							60,899	54,982	49,104	48,298	4,989	2,226
2014								50,020	35,870	39,826	6,504	2,278
2015									31,659	30,764	15,870	1,709
2016										41,672	36,356	1,739
									Total	$542,871

	U.S. Professional Liability
	Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
amounts in thousands	For the Years Ended December 31,
AY	2007	2008	2009	2010	2011	2012	2013	2014	2015	2016
2007	$1,861	$10,365	$32,621	$47,980	$52,941	$58,515	$59,280	$59,332	$59,565	$59,570
2008		1,880	15,288	25,042	30,581	34,902	35,206	35,598	37,175	42,056
2009			3,837	21,742	41,675	51,642	55,378	53,859	57,744	58,095
2010				2,981	23,147	46,868	54,019	59,765	82,013	84,511
2011					3,204	23,878	43,551	59,576	65,710	75,641
2012						3,855	22,635	35,681	44,028	49,675
2013							4,677	22,167	32,904	38,876
2014								2,304	14,371	29,392
2015									2,257	11,249
2016										2,383
									Total	$451,448
									Net reserves < 2007	(386)
									Total Net reserves	$91,037

	U.S. Professional Liability
	Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance
Years	1	2	3	4	5	6	7	8	9	10
U.S. Professional Liability	5.7%	28.3%	28.7%	15.9%	8.2%	9.2%	3.0%	1.5%	6.0%	0.0%

	Int'l Marine
	Loss and ALAE, Net of Reinsurance
amounts in thousands	For the Years Ended December 31,										As of December 31, 2016
AY	2007	2008	2009	2010	2011	2012	2013	2014	2015	2016	Total IBNR	# of Reported Claims
2007	$—	$—	$—	$—	$—	$70,633	$67,148	$66,951	$66,883	$66,239	$(35)	5,585
2008		—	—	—	—	88,720	85,285	84,131	84,191	82,752	98	5,809
2009			—	—	—	89,057	86,914	84,497	82,096	79,526	111	4,969
2010				—	—	123,719	119,021	114,188	111,468	108,405	282	5,317
2011					—	91,347	86,795	78,872	75,873	70,751	25	4,824
2012						93,696	115,935	99,683	94,886	90,523	(216)	5,201
2013							68,587	82,313	80,713	77,239	747	5,075
2014								85,512	105,072	107,789	(1,500)	4,928
2015									70,675	91,371	5,194	6,967
2016										84,156	26,285	5,577
									Total	$858,751

	Int'l Marine
	Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
amounts in thousands	For the Years Ended December 31,
AY	2007	2008	2009	2010	2011	2012	2013	2014	2015	2016
2007	$—	$—	$—	$—	$—	$59,831	$60,702	$61,956	$62,729	$63,281
2008		—	—	—	—	69,959	72,309	73,746	77,535	78,683
2009			—	—	—	64,058	68,085	70,834	74,311	75,006
2010				—	—	74,920	87,186	93,167	97,132	99,416
2011					—	43,740	56,569	60,879	65,580	66,538
2012						22,777	52,968	68,498	76,572	79,205
2013							21,703	42,953	54,826	60,828
2014								24,445	50,168	73,921
2015									22,323	52,356
2016										22,192
									Total	$671,426
									Net reserves < 2007	9,207
									Total Net reserves	$196,532

	Int'l Marine
	Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance
Years	1	2	3	4	5	6	7	8	9	10
Int'l Marine	24.5%	28.1%	18.2%	7.6%	5.0%	2.8%	2.7%	2.4%	1.3%	0.8%

	Int'l P&C
	Loss and ALAE, Net of Reinsurance
amounts in thousands	For the Years Ended December 31,										As of December 31, 2016
AY	2007	2008	2009	2010	2011	2012	2013	2014	2015	2016	Total IBNR	# of Reported Claims
2007	$—	$—	$—	$—	$—	$26,084	$25,817	$25,740	$25,855	$25,778	$(60)	584
2008		—	—	—	—	39,504	37,884	37,867	37,296	36,729	(75)	891
2009			—	—	—	26,499	25,804	25,910	25,418	25,113	13	743
2010				—	—	39,082	39,409	39,050	39,031	38,198	58	836
2011					—	57,463	53,654	52,093	52,666	52,202	(198)	833
2012						34,479	30,643	30,347	28,626	27,828	(353)	877
2013							29,496	33,720	31,050	29,684	(308)	1,229
2014								20,234	16,987	17,006	173	1,167
2015									26,414	30,932	2,106	1,678
2016										75,571	13,006	2,646
									Total	$359,041

	Int'l P&C
	Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
amounts in thousands	For the Years Ended December 31,
AY	2007	2008	2009	2010	2011	2012	2013	2014	2015	2016
2007	$—	$—	$—	$—	$—	$23,885	$24,681	$25,150	$25,292	$25,289
2008		—	—	—	—	34,084	35,161	35,463	35,975	35,826
2009			—	—	—	23,371	24,257	24,713	24,286	24,369
2010				—	—	32,156	36,499	39,017	36,509	36,601
2011					—	33,316	42,280	45,125	47,591	48,502
2012						7,884	15,648	20,850	24,871	26,049
2013							6,829	17,613	24,735	27,180
2014								3,813	8,458	12,304
2015									6,739	18,096
2016										24,255
									Total	$278,471
									Net reserves < 2007	619
									Total Net reserves	$81,189

	Int'l P&C
	Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance
Years	1	2	3	4	5	6	7	8	9	10
Int'l P&C	25.4%	33.5%	21.8%	9.4%	5.2%	-1.0%	-0.2%	1.2%	0.1%	0.0%

	Int'l Professional Liability
	Loss and ALAE, Net of Reinsurance
amounts in thousands	For the Years Ended December 31,										As of December 31, 2016
AY	2007	2008	2009	2010	2011	2012	2013	2014	2015	2016	Total IBNR	# of Reported Claims
2007	$—	$—	$—	$—	$—	$12,901	$12,587	$12,445	$12,378	$12,381	$(64)	235
2008		—	—	—	—	15,511	15,302	14,816	14,010	14,023	(175)	365
2009			—	—	—	14,809	15,367	14,972	16,289	15,780	629	445
2010				—	—	18,603	16,159	15,661	17,451	15,619	1,409	653
2011					—	9,686	7,648	7,125	7,050	6,835	356	681
2012						8,204	9,753	9,106	11,175	16,891	490	718
2013							15,096	17,628	16,272	15,402	4,255	1,053
2014								18,835	24,070	23,457	12,421	1,276
2015									22,760	30,104	17,379	1,939
2016										36,006	31,814	2,554
									Total	$186,498

	Int'l Professional Liability
	Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
amounts in thousands	For the Years Ended December 31,
AY	2007	2008	2009	2010	2011	2012	2013	2014	2015	2016
2007	$—	$—	$—	$—	$—	$11,293	$11,704	$12,269	$12,277	$12,382
2008		—	—	—	—	12,150	13,306	13,702	13,732	14,019
2009			—	—	—	8,805	10,716	12,783	13,803	14,118
2010				—	—	5,801	7,169	10,460	12,632	13,366
2011					—	1,197	2,002	2,950	4,007	4,576
2012						2,133	3,219	4,253	5,483	7,365
2013							725	2,196	2,952	9,230
2014								1,368	2,421	5,068
2015									3,355	5,765
2016										2,012
									Total	$87,901
									Net reserves < 2007	92
									Total Net reserves	$98,689

	Int'l Professional Liability
	Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance
Years	1	2	3	4	5	6	7	8	9	10
Int'l Professional	7.5%	7.3%	7.4%	20.6%	15.9%	11.8%	4.7%	2.3%	1.1%	0.8%

	GlobalRe
	Loss and ALAE, Net of Reinsurance
amounts in thousands	For the Years Ended December 31,										As of December 31, 2016
AY	2007	2008	2009	2010	2011	2012	2013	2014	2015	2016	Total IBNR	# of Reported Claims
2007	$—	$—	$—	$—	$—	$6,215	$6,190	$6,173	$5,889	$5,883	$(141)	254
2008		—	—	—	—	13,863	14,024	13,530	13,304	13,298	672	294
2009			4,970	3,734	3,752	11,186	11,380	10,745	10,390	10,475	204	202
2010				3,743	3,500	13,455	13,661	12,899	11,597	12,330	(1,000)	195
2011					39,678	50,832	74,131	73,511	73,042	72,667	(461)	766
2012						108,790	103,183	94,766	89,053	114,728	531	1,419
2013							112,735	119,012	101,703	104,913	3,973	1,185
2014								120,479	141,108	121,535	9,825	920
2015									99,874	91,098	11,623	680
2016										88,192	38,785	335
									Total	$635,119

	GlobalRe
	Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
amounts in thousands	For the Years Ended December 31,
AY	2007	2008	2009	2010	2011	2012	2013	2014	2015	2016
2007	$—	$—	$—	$—	$—	$5,225	$5,275	$5,345	$5,357	$5,350
2008		—	—	—	—	11,629	11,650	11,510	11,488	11,546
2009			—	3,734	3,752	8,620	8,853	8,974	9,932	10,045
2010				0	3,490	9,875	10,213	10,387	11,009	11,062
2011					4,160	43,342	71,010	71,677	71,954	72,094
2012						37,644	77,077	83,183	84,533	111,681
2013							53,375	82,558	90,567	98,271
2014								66,249	119,136	105,505
2015									41,620	64,316
2016										36,253
									Total	$526,123
									Net reserves < 2007	2,598
									Total Net reserves	$111,594

	GlobalRe
	Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance
Years	1	2	3	4	5	6	7	8	9	10
GlobalRe	47.1%	32.1%	0.6%	3.1%	8.5%	2.1%	2.8%	0.7%	0.3%	-0.1%

The reconciliation of the net incurred and paid claims development tables to the Reserve for losses and LAE in the consolidated statement of financial position is as follows:

	Carried Reserves Reconciliation
amounts in thousands	For the Year Ended December 31, 2016
	Total Net reserves	Reinsurance recoverables on unpaid claims	Total Gross reserves
U.S. Marine	$106,288	$83,988	$190,276
U.S. P&C	769,399	409,648	1,179,047
U.S. Professional Liability	91,037	59,938	150,975
Int'l Marine	196,532	88,900	285,432
Int'l P&C	81,189	79,548	160,737
Int'l Professional Liability	98,689	52,518	151,207
GlobalRe	111,594	4,736	116,330
Liabilities for unpaid claims and claim adjustment expenses	$1,454,728	779,276	$2,234,004
Unallocated claims adjustment expenses			55,444
Other			279
Total gross liability for unpaid claims and claim adjustment expense			$2,289,727

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

We are protected by various treaty and facultative reinsurance agreements.  Our exposure to credit risk from any one reinsurer is managed through diversification of reinsurers, principally in the U.S. and European reinsurance markets.   A reinsurer generally must have a rating from A.M. Best and/or S&P of “A” or better, or an equivalent financial strength if not rated, plus at least $500 million in policyholders’ surplus to meet our standards of acceptability.  Our Reinsurance Security Committee, which is part of our Enterprise Risk Management Finance and Credit Sub-Committee of our Board of Directors, monitors the financial strength of our reinsurers and the related reinsurance recoverables and periodically reviews the list of acceptable reinsurers.

The following table lists our Company’s 10 largest reinsurers measured by the amount of total reinsurance recoverables as of December 31, 2016, and the reinsurers’ ratings from A.M. Best and S&P:

	Reinsurance Recoverables
	Unearned	Paid/Unpaid		Collateral
amounts in thousands	Premium	Losses (1)	Total	Held	A.M. Best	S&P
Everest Reinsurance Company	$25,321	$82,154	$107,475	$6,571	A+	A+
National Indemnity Company	7,467	98,759	106,226	3,183	A++	AA+
Swiss Reinsurance America Corporation	22,442	77,199	99,641	6,440	A+	AA-
Transatlantic Reinsurance Company	7,669	53,347	61,016	2,494	A+	A+
Munich Reinsurance America Inc.	8,959	50,612	59,571	3,477	A+	AA-
Allied World Reinsurance	6,319	35,931	42,250	1,575	A	A
Employers Mutual Casualty Company	8,856	32,687	41,543	5,551	A	NR
Aspen Insurance UK Ltd.	11,281	22,737	34,018	5,452	A	A
Ace Property and Casualty Insurance Company	10,192	22,352	32,544	2,722	A++	AA
Partner Reinsurance Europe	6,868	20,681	27,549	25,045	A	A+
Top 10	$115,374	$496,459	$611,833	$62,510
All Others	98,003	365,399	463,402	89,198
Total	$213,377	$861,858	$1,075,235	$151,708

(1) - Net of reserve for uncollectible reinsurance of approximately $12.1 million.

Our Company holds reserves for uncollectible reinsurance in the amounts of $12.1 million and $6.9 million as of December 31, 2016 and 2015, respectively. This reserve is determined by reinsurer specific default risk as indicated by their financial strength ratings as well as additional default risk for asbestos and environmental related recoverables. Actual uncollectible reinsurance could exceed or be less than our reserve balance. The increase in our reserves for uncollectible reinsurance as compared to 2015 is driven primarily by one of our reinsurers having been placed under supervision of a conservator by the State of California. We will continue to monitor the conservation process and assess our potential exposure.

Our Company holds collateral of $151.7 million, which consists of $109.0 million in ceded balances payable, $39.7 million in letters of credit and $3.0 million of funds held.   NIC and NSIC are required to collateralize reinsurance obligations due to us from reinsurers not authorized by their respective states of domicile.

The following table summarizes the components of Net written premium:

	Years Ended December 31,
amounts in thousands	2016	2015	2014
Direct	$1,403,865	$1,277,728	$1,232,012
Assumed	165,046	175,774	200,341
Ceded	(382,687)	(409,642)	(432,215)
Net written premiums	$1,186,224	$1,043,860	$1,000,138

The following table summarizes the components of Net earned premium:

	Years Ended December 31,
amounts in thousands	2016	2015	2014
Direct	$1,330,265	$1,223,840	$1,183,120
Assumed	171,978	175,153	193,431
Ceded	(401,898)	(414,906)	(440,656)
Net earned premiums	$1,100,345	$984,087	$935,895

The following table summarizes the components of Net losses and LAE incurred:

	Years Ended December 31,
amounts in thousands	2016	2015	2014
Direct	$795,414	$703,361	$657,059
Assumed	87,995	97,947	118,352
Ceded	(217,961)	(228,710)	(230,182)
Net losses and LAE	$665,448	$572,598	$545,229

NOTE 7.  DEBT

Credit Facilities

On November 4, 2016, NUAL entered into a credit facility for 14.0 million Australian Dollars with Barclays Bank PLC. Interest is payable under this facility at a rate of 1.25% per annum.  The facility may be cancelled by either party after providing written notice.  This credit facility contains customary covenants for facilities of this type, including a restriction on future encumbrances that are outside the ordinary course of business, and a requirement to maintain at least £75.0 million of Funds at Lloyd’s. As of December 31, 2016, letters of credit with an aggregate face amount of 14.0 million Australian Dollars were outstanding under the credit facility, and our Company was in compliance with all covenants.

On November 7, 2016, we entered into a credit facility agreement with ING Bank N.V., London Branch, individually and as Administrative Agent and a syndicate of lenders (the “Club Facility”), which is secured by all the common stock of NIC and requires us to maintain at least forty percent of the outstanding amounts under such facility as Funds at Lloyd’s. The Club Facility has two tranches with one tranche extending a $140.0 million commitment and the other tranche extending a £60.0 million commitment. In addition, in order to support the increased underwriting capacity of the Syndicate for the 2017 UWY, we amended that certain $25.0 million credit facility with ING Bank N.V., London Branch, dated November 20, 2015, on November 7, 2016, to extend the term for an additional two years (the “Bilateral Facility”). Both of these facilities, as well as the November 4, 2016 facility, are used to fund underwriting obligations at Lloyd’s for the 2017 UWY, as well as open prior UWYs.

The Bilateral Facility is a non-committed facility which has an applicable fee rate ranging from 0.85% to 1.20% per annum based upon the Company’s S&P rating. For the Club Facility the applicable fee rate payable ranges from 0.95% to 1.60% per annum based on a tiered schedule that is based on our then-current financial strength ratings issued by S&P and A.M. Best and the amount of our own collateral utilized to fund our participation in the Syndicate.  If any letters of credit remain outstanding under these facilities after December 31, 2018, we would be required to post additional collateral to secure the remaining letters of credit.  As of December 31, 2016, letters of credit with an aggregate face amount of $125.0 million and £60.0 million were outstanding under the Club Facility and we had an aggregate of $1.1 million of cash collateral posted.  As of December 31, 2016 there were no letters of credit outstanding under the Bilateral Facility.

The Bilateral and Club Facilities contain customary covenants for facilities of this type, including restrictions on indebtedness and liens, limitations on mergers, dividends and the sale of assets, and requirements as to maintaining certain consolidated tangible net worth, statutory surplus and other financial ratios. These credit facilities also provide for customary events of default, including failure to pay principal, interest or fees when due, failure to comply with covenants, any representation or warranty made by our Company being false in any material respect, default under certain other indebtedness, certain insolvency or receivership events affecting our Company and our subsidiaries, the occurrence of certain material judgments, or a change in control of our Company.  As of December 31, 2016, our Company was in compliance with all covenants.

Senior notes

On October 4, 2013, our Company completed a public debt offering of $265.0 million principal amount of the 5.75% Senior notes and received net proceeds of $263.3 million. Our Company used a portion of the proceeds for the redemption of the 7.0% Senior notes due May 1, 2016 (“7.0% Senior notes”), as well as a $17.9 million call premium in connection with the redemption of the 7.0% Senior notes.  The unamortized discount as of December 31, 2016 and 2015 was $1.3 million and $1.4 million, respectively.

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

The terms of the 5.75% Senior notes contain various restrictive business and financial covenants, including a restriction on indebtedness, and other restrictions typical for debt obligations of this type, including limitations on mergers, liens and dispositions of the Common stock of certain subsidiaries.  As of December 31, 2016, our Company was in compliance with all such covenants.

NOTE 8.  COMMITMENT AND CONTINGENCIES

Future minimum annual rental commitments as of December 31, 2016 under various non-cancellable operating leases for our office facilities, which expire at various dates through 2030, are as follows:

Rental Commitments for Years Ended December 31,
amounts in thousands
2017	$13,024
2018	11,843
2019	9,107
2020	8,945
2021	7,684
2022-2030	38,267
Total minimum operating lease payments	$88,870

We are also liable for additional payments to the landlords for certain annual cost increases. Rent expense for the years ended December 31, 2016, 2015 and 2014 was $13.2 million, $12.9 million and $13.2 million, respectively.

In 2013, the State of Connecticut (“the State”) awarded our Company up to $11.5 million ($8.0 million in loans and $3.5 million in grants) to move our corporate headquarters to Stamford, Connecticut.  The loan is non-interest bearing, has a term of 10 years and is subject to forgiveness based on our compliance with certain conditions set forth in the agreement with the State.  The amount of the loan to be received is dependent on our Company reaching certain milestones for creation of new jobs over a five-year period, and the funds are to be used to offset certain equipment purchases, facility costs, training of employees and other eligible project-related costs.  As of December 31, 2016, our Company received $9.0 million of the award ($7.0 million in loans and $2.0 million of the grant) and earned a loan forgiveness credit of $6.0 million with the State. Our Company is recognizing the amount of loan and grants received over the period in which offsetting expenses are recognized. Our Company recognized $1.4 million, $1.4 million and $1.1 million for the years ended December 31, 2016, 2015 and 2014.  As of December 31, 2016 and December 31, 2015, our Company has

deferred revenue of $4.8 million and $6.3 million, respectively, which is included in Other liabilities on the Consolidated Balance Sheets.

On February 16, 2017, our Company entered into a Guarantee, pursuant to which it guaranteed all of the liabilities and obligations of NIIC (the “Guarantee”), to facilitate the issuance of a financial strength rating to NIIC by A.M. Best. The Guarantee would remain effective until all of such liabilities and obligations are discharged, and in the event that our Company does not meet its obligations under the Guarantee, any person who is covered by an insurance policy, certificate of coverage or reinsurance contract issued by NIIC would be a third party beneficiary under the Guarantee.  Our Company’s obligations under the Guarantee may be terminated by providing twelve months prior written notice to NIIC. However the obligations of our Company under the Guarantee terminate immediately in the event that (i) the majority of the outstanding voting capital stock in NIIC is sold to any non-affiliated entity; (ii) A.M. Best confirms that NIIC would receive the same financial strength rating as NIC or NSIC, without the benefit of the Guarantee; or (iii) NIIC withdraws its request to be rated by A.M. Best, provided that NIIC has not been downgraded within the prior twelve months.

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

The components of current and deferred income tax expense (benefit) are as follows:

	Years Ended December 31,
amounts in thousands	2016	2015	2014
Current income tax expense (benefit):
Federal and foreign	$39,900	$27,937	$27,290
State and local	638	1,476	1,036
Subtotal	$40,538	$29,413	$28,326
Deferred income tax expense (benefit):
Federal and foreign	$(5,755)	$7,004	$16,881
State and local	—	—	—
Subtotal	$(5,755)	$7,004	$16,881
Total income tax expense (benefit)	$34,783	$36,417	$45,207

A reconciliation of total income taxes applicable to pre‑tax operating income and the amounts computed by applying the federal statutory income tax rate to the pre‑tax operating income were as follows:

	Years Ended December 31,
amounts in thousands	2016		2015		2014
Computed expected tax expense	$41,128	35.0%	$41,116	35.0%	$49,187	35.0%
Tax-exempt interest	(4,559)	-3.9%	(4,987)	-4.2%	(4,771)	-3.4%
Dividends received deduction	(3,812)	-3.2%	(2,086)	-1.8%	(1,257)	-0.9%
Proration of DRD and Tax-exempt interest	1,256	1.1%	1,061	0.9%	904	0.6%
Current state and local income taxes, net of federal income tax deduction	415	0.4%	959	0.8%	674	0.5%
Other	355	0.2%	354	0.3%	470	0.4%
Actual tax expense and rate	$34,783	29.6%	$36,417	31.0%	$45,207	32.2%

The tax effects of cumulative temporary differences that give rise to federal, foreign, state and local deferred tax assets and deferred tax liabilities were as follows:

	December 31,
amounts in thousands	2016	2015
Deferred tax assets:
Loss reserve discount	$25,420	$25,353
Unearned premiums	33,886	31,486
Compensation related	15,288	11,175
State and local net deferred tax assets	699	721
Net currency translation adjustments	5,363	346
Other	3,618	3,969
Total gross deferred tax assets	84,274	73,050
Less: Valuation allowance	(699)	(721)
Total deferred tax assets	$83,575	$72,329
Deferred tax liabilities:
Net unrealized gains/losses on securities	$(10,142)	$(13,053)
Deferred acquisition costs	(29,401)	(24,037)
Lloyd's year of account deferral	(15,471)	(24,466)
Net unrealized foreign exchange	(3,575)	(4,164)
Other	(4,048)	(2,709)
Total deferred tax liabilities	$(62,637)	$(68,429)
Net deferred income tax asset (liability)	$20,938	$3,900

Our Company has not provided for U.S. income taxes on approximately $156.6 million of undistributed earnings of our non-U.S. subsidiaries since it is intended that those earnings will be reinvested indefinitely in those subsidiaries.  If a future determination is made that those earnings no longer are intended to be reinvested indefinitely in those subsidiaries, U.S. income taxes of approximately $2.7 million, assuming all foreign tax credits are realized, would be included in the tax provision at that time and would be payable if those earnings were distributed to our Company.

Unrecognized tax benefits are differences between tax positions taken in the tax returns and benefits recognized in the financial statements. Our Company has no unrecognized tax benefits as of December 31, 2016, 2015 and 2014. Our Company did not incur any interest or penalties related to unrecognized tax benefits for the years ended December 31, 2016, 2015 and 2014. Our Company is not currently under examination by the IRS; however is generally subject to U.S. Federal, state or local or foreign tax examinations by tax authorities for 2009 and subsequent years.

Our Company had state and local deferred tax assets amounting to potential future tax benefits of $0.7 million as of December 31, 2016 and 2015.  Included in the deferred tax assets are minimal state and local net operating loss carry-forwards.  A valuation allowance was established for the full amount of these potential future tax benefits due to the uncertainty associated with their realization.  Our Company’s state and local tax carry-forwards as of December 31, 2016 expire from 2026 to 2034.

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that, the deferred tax assets will be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.  Management considers the scheduled reversal of deferred tax liabilities, tax planning strategies and anticipated future taxable income in making this assessment and believes it is more likely than not that our Company will realize the benefits of its deductible differences as of December 31, 2016, net of any valuation allowance.

NOTE 10.  STOCKHOLDERS’ EQUITY

Our authorized share capital consists of 50,000,000 common shares with a par value of $0.10 per share and 1,000,000 preferred shares with a par value of $0.10 per share. Our Company has not issued any preferred shares as of December 31, 2016.

The following table represents changes in our Company’s issued and outstanding common shares for the periods indicated. We completed a two-for-one stock split on January 20, 2017. All share and per share data has been retroactively restated on a post-split basis.

	Years Ended December 31,
amounts in thousands	2016	2015	2014
Beginning balance	28,862	28,562	28,396
Vested stock grants	220	254	118
Employee stock purchase plan	42	42	38
Stock options exercised	—	4	10
Ending balance	29,124	28,862	28,562

On December 6, 2016, our Board of Directors declared a two-for-one stock split of The Navigators Group, Inc. Common stock, to be effected in the form of a stock dividend. Stockholders of record at the close of business on December 30, 2016 received one additional share of Common stock for every share of Common stock held. All disclosures of shares and per share data have been retroactively adjusted to reflect the stock split for all periods presented.

On July 15, September 30, and December 29, 2016, our Company paid dividends of $0.045 per share to stockholders of record of our Company’s Common stock as of June 20, August 19, and November 18, 2016, respectively.

The declaration and amount of any future dividend will be at the discretion of the Board of Directors, and will depend upon our Company’s financial condition, results of operations, business requirements, regulatory and legal constraints and any other factors the Board of Directors deems relevant. Refer to Footnote 16 – Subsequent Events.

NIC may pay dividends to our Parent Company out of its statutory earned surplus pursuant to statutory restrictions imposed under the New York insurance law.  As of December 31, 2016, the maximum amount available for the payment of dividends by NIC without prior regulatory approval is $102.7 million.  NIC paid a dividend to our Parent Company of $5.0 million in 2016. NIC did not pay any dividends to our Parent Company in 2015.

NCUL may pay dividends to our Parent Company up to the extent of available profits that have been distributed from the Syndicate.  The Syndicate’s capital and surplus as filed with Lloyd’s consists of undistributed profits on closed and open UWYs.  In connection with the business plan approved in November 2015, NCUL posted all of the available undistributed profits on closed years of $141.9 million to support a portion of the FAL requirement and therefore that amount is not available for distribution to NCUL, which ultimately is not available to our Parent Company in the form of a dividend.  As of December 31, 2016, NCUL has the ability to pay up to $3.0 million, consisting of distributed profits on closed UWYs from the Syndicate, to the Parent Company in the form of dividends.

The amount and nature of net assets that are restricted from payment of dividends as of December 31, 2016 and 2015 are presented in the following table:

	As of December 31,
amounts in thousands	2016	2015
Restricted net assets:
NIC and NSIC:
Fixed maturities at fair value (amortized cost: 2016, $9,820; 2015, $9,950)	$10,690	$11,277
Short term investments, at fair value	290	290
Cash	7,168	6,208
Total NIC and NSIC (1)	$18,148	$17,775
NHUK:
Fixed maturities at fair value (amortized cost: 2016, $457,225; 2015, $458,558)	$452,053	$448,666
Short term investments, at fair value	63,729	71,320
Cash	—	3,262
Total NHUK (2)	$515,782	$523,248
Total Restricted Net Assets	$533,930	$541,023

(1) - The restricted net assets for NIC and NSIC primarily consist of fixed maturities on deposit with various state insurance departments.  The cash as of December 31, 2016 and 2015, as presented in the table above, was on deposit with a U.K. bank to comply with the regulatory requirements of the Prudential Regulation Authority for the underwriting activities of the U.K. Branch.

(2) - The restricted net assets for NHUK consists of fixed maturities and cash held in trust for the benefit of syndicate policyholders and short term investments primarily consisting of overseas deposits in various countries with Lloyd's to support underwriting activities in those countries.

NOTE 11. EARNINGS PER SHARE

The following is a reconciliation of the basic and diluted EPS computations for the years ended December 31, 2016, 2015 and 2014:

	Years Ended December 31,
amounts in thousands, except share and per share amounts	2016	2015	2014
Net income	$82,726	$81,057	$95,329
Basic weighted average shares(1)	29,073,803	28,785,044	28,519,536
Effect of common stock equivalents:
Assumed exercise of stock options and vesting of stock grants	957,806	866,446	773,202
Diluted weighted average shares	30,031,609	29,651,490	29,292,738
Net income per common share:
Basic	$2.85	$2.82	$3.34
Diluted	$2.75	$2.73	$3.25

(1) - We completed a two-for-one stock split on January 20, 2017. All share and per share data has been retroactively restated on a post-split basis.

NOTE 12.  STATUTORY FINANCIAL INFORMATION

The following table presents statutory Net income and capital and surplus in accordance with statutory accounting practices:

	Years Ended December 31,
amounts in millions	2016	2015	2014
NIC & NSIC:
Statutory net income	$84.2	$60.8	$75.7
Statutory capital and surplus	$1,027.3	$949.1	$893.9

The Syndicate:
Syndicate's net income	$46.3	$41.0	$33.8
Syndicate's capital and surplus	$180.7	$177.5	$140.1

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

As of December 31, 2016 and 2015, all insurance subsidiaries individually exceed the minimum required statutory capital and surplus requirements and all U.S. domestic insurance subsidiaries individually exceeded risk-based capital minimum requirements.

NOTE 13. STOCK-BASED COMPENSATION

As of December 31, 2016, there were 2,000,000 available restricted shares in the Second Amended and Restated 2005 Stock Incentive Plan. As of December 31, 2016, 1,531,058 of such awards were issued leaving 468,942 awards available to be issued in subsequent periods.

Stock-based compensation granted under our Company’s stock plans is expensed in tranches over the vesting period. Options and non-performance based grants generally vest equally over a three or four year period and the options have a maximum term of ten years. Our Company’s performance based share grants generally consist of three types of awards. The performance units issued in 2016, 2015 and 2014 will cliff vest on the third anniversary of the date of the grant in an amount as determined by the rate of cumulative annual growth in tangible book value for the three years immediately prior to the vesting date, with actual shares that vest ranging between 150% to 50% of that portion of the original award.

Unvested restricted stock units and performance units outstanding as of December 31, 2016, 2015 and 2014, and changes during the years ended on those dates, are presented in the following table:

	December 31,
	2016	2015	2014
Beginning balance	1,393,030	1,437,784	1,253,624

Granted - Performance	404,946	370,100	457,214
Granted - Non Performance	84,000	64,316	119,046
Total Granted	488,946	434,416	576,260

Vested - Performance	(285,208)	(136,160)	(186,906)
Vested - Non Performance	(55,000)	(271,200)	(180,526)
Total Vested	(340,208)	(407,360)	(367,432)

Forfeited	(167,604)	(71,810)	(24,668)

Ending balance	1,374,164	1,393,030	1,437,784

As of December 31, 2016 and 2015, the total unrecognized compensation expense, net of estimated forfeitures, related to unvested stock units was $22.3 million and $17.3 million, respectively, which is expected to be recognized as expense over weighted average periods of 1.8 years and 2.0 years, respectively.  The aggregate fair value of all unvested restricted stock units as of December 31, 2016 and 2015 was $87.2 million and $55.2 million, respectively.  The aggregate fair value will not change after the stock split, as shares will be doubled and the price per share will be halved.

Stock options outstanding as of December 31, 2016, 2015 and 2014 are as follows:

	December 31,
	2016 (1)		2015		2014
		Average		Average		Average
	# of Shares	Exercise Price	# of Shares	Exercise Price	# of Shares	Exercise Price
Beginning balance	—	$—	1,500	$36.03	6,750	$30.65
Granted	—	—	—	—	—	—
Exercised	—	$—	(1,500)	$36.03	(5,250)	$29.11
Expired or forfeited	—	—	—	—	—	—
Ending balance	—	$—	—	$—	1,500	$36.03
Number of options exercisable	—	$—	—	$—	1,500	$36.03

(1) – Our company has not recently issued stock options and does not currently have any options outstanding.

We offer an Employee Stock Purchase Plan (the “ESPP”) to all of our eligible employees.  Employees are offered the opportunity to purchase our Company’s Common stock at 90% of fair market value at the lower of the price at the beginning or the end of each six month offering period.  Each employee can invest up to 10% of their base compensation subject to the lesser of 1,000 common stock shares or total market value of $25,000.  There were 41,224 shares purchased in 2016 from funds withheld during the July 1, 2015 to December 31, 2015 and January 1, 2016 to June 30, 2016 offering periods.  There were 41,714 shares purchased in 2015 in the aggregate from funds withheld during the offering periods of July 1, 2014 to December 31, 2014 and January 1, 2015 to June 30, 2015. We expense both the value of the 10% discount and the “look-back” option, which provides for the more favorable price at either the beginning or end of the offering period.

NOTE 14.  RETIREMENT PLANS

We have a 401(k) Plan for all U.S. eligible employees.  Each eligible employee can contribute a portion of their salary, limited by certain Federal regulations.  The expense recorded for all contributions to the 401(k) Plan for the year ended December 31, 2016 was $7.4 million, consisting of $4.2 million for the retirement savings contributions and $3.2 million for the non-discretionary matching contributions. The expense recorded for all contributions to the 401(k) Plan for the year ended December 31, 2015 was $6.3 million, consisting of $3.8 million for the retirement savings contributions and $2.5 million for the non-discretionary matching contributions. The expense recorded for all contributions to the 401(k) Plan for the year ended December 31, 2014 was $7.5 million, consisting of $3.8 million for the retirement savings contributions, $2.1 million for the non-discretionary matching contributions and $1.6 million for the discretionary matching contribution.

Our Company sponsors a defined contribution plan for all of our Company’s U.K. employees under U.K. regulations.  Contributions, which are fully vested when made, are equal to 15.0% of each eligible employee’s gross base salary for all U.K. employees hired prior to November 2014 and 12.0% for all employees hired after November 2014.  The expense recorded for the U.K. defined contribution plan was $2.9 million, $2.9 million and $2.6 million  for the years ended December 31, 2016, 2015 and 2014, respectively.

Our Company sponsors defined contribution plans for employees in several of our other European offices, outside of the U.K., under each countries’ regulations.  Contributions, which are fully vested when made, range by European office between 2.1% and 26.0% of each eligible employee’s gross base salary.  The expense recorded for the other European offices defined contribution plans was $0.5 million, $0.5 million and $0.2 million for the years ended December 31, 2016, 2015 and 2014, respectively.

Such expenses are included in Other operating expenses.

NOTE 15. CONDENSED (Unaudited) QUARTERLY FINANCIAL DATA

The following is a summary of quarterly financial data for the periods indicated:

	March 31,	June 30,	September 30,	December 31,
amounts in thousands, except per share amounts	2016	2016	2016	2016
Gross written premiums	$413,877	$412,565	$374,930	$367,539
Revenues:
Net written premiums	$319,820	$306,535	$277,001	$282,868
Change in unearned premiums	(55,462)	(38,543)	7,009	1,117
Net earned premiums	$264,358	$267,992	$284,010	$283,985
Net investment income	19,594	19,875	19,875	20,107
Total other-than-temporary impairment losses	(109)	(162)	23	21
Portion of loss recognized in other comprehensive income (before tax)	109	12	(23)	(21)
Net other-than-temporary impairment losses recognized in earnings	—	(150)	—	—
Net realized gains (losses)	1,597	1,960	1,586	4,043
Other income (expense)	2,549	4,430	(183)	1,905
Total revenues	$288,098	$294,107	$305,288	$310,040

Expenses:
Net losses and LAE	$152,956	$167,206	$172,793	$172,493
Commission expenses	37,554	40,726	42,611	44,154
Other operating expenses	60,809	59,074	56,137	58,076
Interest expense	3,858	3,858	3,859	3,860
Total expenses	$255,177	$270,864	$275,400	$278,583
Income before income taxes	32,921	23,243	29,888	31,457
Income tax expense	$9,989	$7,053	$7,875	$9,866
Net income	$22,932	$16,190	$22,013	$21,591

Comprehensive income (loss)	$45,721	$35,228	$18,760	$(31,712)

Combined ratio	95.1%	99.6%	95.6%	96.7%
Net income per share:(1)
Basic	$0.79	$0.56	$0.76	$0.74
Diluted	$0.77	$0.54	$0.73	$0.71

(1) - We completed a two-for-one stock split on January 20, 2017. All share and per share data has been retroactively restated on a post-split basis.

	March 31,	June 30,	September 30,	December 31,
amounts in thousands, except per share amounts	2015	2015	2015	2015
Gross written premiums	$396,460	$379,471	$354,062	$323,509
Revenues:
Net written premiums	$288,958	$258,244	$251,939	$244,719
Change in unearned premiums	(52,826)	(15,916)	2,143	6,826
Net earned premiums	$236,132	$242,328	$254,082	$251,545
Net investment income	16,253	16,595	17,371	18,499
Total other-than-temporary impairment losses	—	(423)	(1,298)	(123)
Portion of loss recognized in other comprehensive income (before tax)	—	—	23	123
Net other-than-temporary impairment losses recognized in earnings	—	(423)	(1,275)	—
Net realized gains	5,596	4,339	518	(2,080)
Other income (expense)	2,242	(4,362)	(2,518)	4,147
Total revenues	$260,223	$258,477	$268,178	$272,111

Expenses:
Net losses and LAE	$130,198	$141,973	$146,546	$153,881
Commission expenses	32,905	31,480	34,253	31,339
Other operating expenses	54,909	52,789	56,599	59,219
Interest expense	3,855	3,856	3,856	3,857
Total expenses	$221,867	$230,098	$241,254	$248,296
Income before income taxes	38,356	28,379	26,924	23,815
Income tax expense	$12,427	$9,195	$8,723	$6,072
Net income	$25,929	$19,184	$18,201	$17,743

Comprehensive income	$27,052	$(3,789)	$18,849	$15,990

Combined ratio	92.3%	93.4%	93.4%	97.2%
Net income per share:(1)
Basic	$0.90	$0.67	$0.63	$0.62
Diluted	$0.89	$0.65	$0.61	$0.59

(1) - We completed a two-for-one stock split on January 20, 2017. All per share data has been retroactively restated on a post-split basis.

NOTE 16. SUBSEQUENT EVENTS

On December 6, 2016, our Board of Directors declared a two-for-one stock split of The Navigators Group, Inc. Common stock, to be effected in the form of a stock dividend. Stockholders of record at the close of business on December 30, 2016 received one additional share of Common stock for every share of Common stock held. The additional shares of Common stock were issued on January 20, 2017. All disclosures of shares and per share data have been retroactively adjusted to reflect the stock split for all periods presented. In addition, on February 16, 2017, our Board of Directors declared a cash dividend on The Navigators Group, Inc. Common stock of $0.045  per share, payable on March 24, 2017 to stockholders of record on March 3, 2017.

Effective January 1, 2017, we entered into a reinsurance arrangement to cede 100% of the unearned premium as of such date on the North American exposures of our Property business underwritten at Lloyd’s to Vibe Syndicate Management Limited (“Vibe”). All losses occurring after the effective date on this business will be covered by Vibe. Also, effective January 1, 2017, the Parent Company sold its insurance agency operations in Sweden and Denmark to Ryan Specialty Group, LLC (“RSG”). The transaction represents a 100% acquisition of its Sweden and Denmark corporations, NUAL AB and Navigators A/S, respectively. This transaction also included the transfer of the operating lease for the Stockholm office to RSG. We do not expect these transactions to have a material effect on our financial statements.

On February 16, 2017, our Company entered into that certain Guarantee, pursuant to which it guaranteed all of the liabilities and obligations of NIIC.  The Guarantee would remain effective until all of such liabilities and obligations are discharged, and in the event that our Company does not meets its obligations under the Guarantee, any person who is covered by an insurance policy, certificate of coverage or reinsurance contract issued by NIIC would be a third party beneficiary under the Guarantee.  Refer to Note 8, Commitment and Contingencies, in the Notes to Consolidated Financial Statements, for additional information on the Guarantee.

SCHEDULE I

THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES

Summary of Consolidated Investments -

Other than Investments in Related Parties

	December 31, 2016
		Gross	Gross
		Unrealized	Unrealized	Amortized
amounts in thousands	Fair Value(1)	Gains	Losses	Cost
Fixed maturities:
U.S. Treasury bonds, agency bonds and foreign government bonds	$273,776	$2,192	$(5,128)	$276,712
States, municipalities and political subdivisions	547,415	11,542	(4,036)	539,909
Mortgage-backed and asset-backed securities:	—	—	—	—
Agency mortgage-backed securities	487,364	4,016	(6,585)	489,933
Residential mortgage obligations	20,530	453	(55)	20,132
Asset-backed securities	314,601	824	(1,178)	314,955
Commercial mortgage-backed securities	154,139	2,859	(1,904)	153,184
Subtotal	$976,634	$8,152	$(9,722)	$978,204
Corporate bonds	838,057	10,185	(5,528)	833,400
Total fixed maturities	$2,635,882	$32,071	$(24,414)	$2,628,225
Equity securities	349,142	27,016	(5,785)	327,911
Other invested assets	1,960	—	—	1,960
Short-term investments	143,539	88	—	143,451
Total investments	$3,130,523	$59,175	$(30,199)	$3,101,547

(1) Other invested assets are accounted for using the equity method of accounting.  All other investments are shown at fair value.

SCHEDULE II

THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES

Condensed Financial Information of Registrant

The Navigators Group, Inc.

Balance Sheets

(Parent Company)

	December 31,
amounts in thousands except share amounts	2016	2015
ASSETS
Investments	$1,660	$89,586
Cash	11,003	6,417
Investments in subsidiaries	1,381,652	1,232,012
Goodwill and other intangible assets	2,534	2,534
Other assets	49,588	33,647
Total assets	$1,446,437	$1,364,196

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
Senior notes	$263,728	$263,580
Accounts payable and other liabilities	1,347	1,294
Accrued interest payable	3,174	3,174
Total liabilities	$268,249	$268,048

Stockholders' Equity:(1)
Preferred stock, $.10 par value, authorized 1,000,000 shares, none issued	$—	$—
Common stock, $.10 par value, authorized 50,000,000 shares, issued 36,146,899 shares for 2016 and 35,884,538 shares for 2015	3,612	3,586
Additional paid-in capital	373,983	356,036
Treasury stock, at cost (7,022,760 shares for 2016 and 2015)	(155,801)	(155,801)
Retained earnings	947,519	868,723
Accumulated other comprehensive income:
Net unrealized gains (losses) on securities available-for-sale, net of tax	8,882	23,611
Foreign currency translation adjustment, net of tax	(7)	(7)
Total stockholders' equity	$1,178,188	$1,096,148
Total liabilities and stockholders' equity	$1,446,437	$1,364,196

(1) - We completed a two-for-one stock split on January 20, 2017. All share and per share data has been retroactively restated on a post-split basis.

SCHEDULE II

THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES

Condensed Financial Information of Registrant (Continued)

The Navigators Group, Inc.

Statements of Income

(Parent Company)

	Years Ended December 31,
amounts in thousands	2016	2015	2014
Revenues:
Net investment income	$53	$147	$76
Total revenues	$53	$147	$76
Expenses:
Interest expense	15,435	15,424	15,413
Other (income) expense	22	—	—
Total expenses	$15,457	$15,424	$15,413
Income (loss) before income tax benefit	$(15,404)	$(15,277)	$(15,337)
Income tax benefit	(8,009)	(5,472)	(5,287)
Income (loss) before equity in undistributed net income of wholly owned subsidiaries	$(7,395)	$(9,805)	$(10,050)
Equity in undistributed net income of wholly-owned subsidiaries	90,121	90,862	105,379
Net income	$82,726	$81,057	$95,329

SCHEDULE II

THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES

Condensed Financial Information of Registrant (Continued)

The Navigators Group, Inc.

Statements of Cash Flows

(Parent Company)

	Years Ended December 31,
amounts in thousands	2016	2015	2014
Operating activities:
Net income	$82,726	$81,057	$95,329
Adjustments to reconcile net income to net cash provided by (used in) operations:
Equity in undistributed net income of wholly-owned subsidiaries	(90,121)	(90,862)	(105,379)
Dividends received from subsidiaries	5,000	—	—
Other	379	3,373	9,211
Net cash provided by (used in) operating activities	$(2,016)	$(6,432)	$(839)
Investing activities:
Fixed maturities, available-for-sale
Sales	$—	$1,250	$3,200
Purchases	—	—	—
Equity securities
Sales	—	—	—
Purchases	—	—	—
Net (increase) decrease in short-term investments	87,942	3,918	(3,424)
Net cash provided by (used in) investing activities	$87,942	$5,168	$(224)
Financing activities:
Capital contribution to subsidiary	$(79,250)	$—	$—
Proceeds of stock issued from employee stock purchase plan	1,840	1,352	1,067
Proceeds of stock issued from exercise of stock options	—	29	153
Dividends paid	(3,930)	—	—
Net cash provided by (used in) financing activities	$(81,340)	$1,381	$1,220
Increase (decrease) in cash	$4,586	$117	$157
Cash at beginning of year	6,417	6,300	6,143
Cash at end of year	$11,003	$6,417	$6,300

SCHEDULE III

THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES

Supplementary Insurance Information

								Amortization
	Deferred			Other policy				of deferred
	policy	Reserve		claims and	Net	Net	Losses	policy	Other	Net
	acquisition	for losses	Unearned	benefits	earned	investment	and LAE	acquisition	operating	written
amounts in thousands	costs	and LAE	premiums	payable	premiums	income (1)	incurred	costs (2)	expenses (1)	premiums
Year ended December 31, 2016
NIC, NSIC and Navigators Management Company, Inc.	$83,060	$1,753,630	$640,210	$—	$798,151	$71,044	$482,789	$108,809	$162,387	$844,987
NHUK	36,600	536,097	247,134	—	302,194	8,344	182,659	56,236	68,152	341,237
NIIC	—	—	—	—	—	25	—	—	44	—
	$119,660	$2,289,727	$887,344	$—	$1,100,345	$79,413	$665,448	$165,045	$230,583	$1,186,224
Year ended December 31, 2015
NIC, NSIC and Navigators Management Company, Inc.	$67,144	$1,692,886	$607,062	$—	$722,749	$61,863	$451,296	$88,597	$153,194	$757,117
NHUK	24,839	509,758	213,614	—	261,338	6,708	121,302	41,380	67,449	286,743
	$91,983	$2,202,644	$820,676	$—	$984,087	$68,571	$572,598	$129,977	$220,643	$1,043,860
Year ended December 31, 2014
NIC, NSIC and Navigators Management Company, Inc.	$63,200	$1,645,984	$579,331	$—	$704,574	$56,714	$434,396	$85,137	$138,675	$752,773
NHUK	16,252	513,650	186,836	—	231,321	7,378	110,833	42,558	58,150	247,365
	$79,452	$2,159,634	$766,167	$—	$935,895	$64,092	$545,229	$127,695	$196,825	$1,000,138

(1) - Net investment income and Other operating expenses reflect only such amounts attributable to our Company's insurance operations.

(2) - Amortization of deferred policy acquisition costs reflects only such amounts attributable to our Company's insurance operations.  A portion of these costs is eliminated in consolidation.

SCHEDULE IV

THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES

Reinsurance - Written Premium

		Ceded to	Assumed		Percentage
	Direct	other	from other	Net	of amount
amounts in thousands	Amount	companies	companies	amount	assumed to net
Year ended December 31, 2016
P&C	$1,403,865	$382,687	$165,046	$1,186,224	14%
Year ended December 31, 2015
P&C	$1,277,728	$409,642	$175,774	$1,043,860	17%
Year ended December 31, 2014
P&C	$1,232,012	$432,215	$200,341	$1,000,138	20%

SCHEDULE V

THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES

Valuation and Qualifying Accounts

	Balance at	Charged (Credited) to	Charged to	Deductions	Balance at
amounts in thousands	January 1	Costs and Expenses	Other Accounts	(Describe)	December 31
Year ended December 31, 2016
Allowance for uncollectable reinsurance	$6,921	$5,157	$—	$—	$12,078
Valuation allowance in deferred taxes	$721	$(22)	$—	$—	$699
Year ended December 31, 2015
Allowance for uncollectable reinsurance	$11,332	$(4,411)	$—	$—	$6,921
Valuation allowance in deferred taxes	$776	$(55)	$—	$—	$721
Year ended December 31, 2014
Allowance for uncollectable reinsurance	$11,332	$—	$—	$—	$11,332
Valuation allowance in deferred taxes	$554	$222	$—	$—	$776

SCHEDULE VI

THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES

Supplementary Information Concerning P&C Insurance Operations

						Losses and LAE		Amortization
	Deferred policy	Reserve		Net	Net	expenses incurred related to		of deferred policy	Other	Net
amounts in thousands	acquisition	for losses	Unearned	earned	investment	Current	Prior	acquisition	operating	written
Affiliation with Registrant	costs	and LAE	premiums	premiums	income (1)	year	years	costs (2)	expenses (1)	premiums
Consolidated Subsidiaries:
Year ended December 31, 2016	$119,660	$2,289,727	$887,344	$1,100,345	$79,413	$693,976	$(28,528)	$165,045	$230,583	$1,186,224

Year ended December 31, 2015	$91,983	$2,202,644	$820,676	$984,087	$68,571	$637,267	$(64,669)	$129,977	$220,643	$1,043,860

Year ended December 31, 2014	$79,452	$2,159,634	$766,167	$935,895	$64,092	$601,041	$(55,812)	$127,695	$196,825	$1,000,138

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

10-17

Third Amended and Restated Funds at Lloyd's Letter of Credit Agreement, dated as of November 7, 2016, among the Company, ING Bank N.V., London Branch, individually and as Administrative Agent and Letter of Credit Agent,  JP Morgan Chase Bank N.A., and Barclays Bank PLC

Form 8-K for November 8, 2016

10-18	Employment Agreement with Stephen R. Coward dated December 9, 2010	Form 10-K for December 31, 2013

10-19	Employment Agreement with Colin Sprott dated July 10, 2013	Form 10-K for December 31, 2013

10-20*	Non-Qualified Deferred Compensation Plan	Form 10-Q for March 31, 2015

10-21	Guarantee, dated February 16, 2017, entered into by the Company	**

11-1	Statement re Computation of Per Share Earnings	**

21-1	Subsidiaries of Registrant	**

23-1	Consent of Independent Registered Public Accounting Firm	**

31-1	Certification of CEO per Section 302 of the Sarbanes-Oxley Act	**

31-2	Certification of CFO per Section 302 of the Sarbanes-Oxley Act	**

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