Form 10-Q
period 2017-03-31
NAVIGATORS GROUP INC
filed 2017-05-05
CIK 793547

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2017

or

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definition of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check One):

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes☐    No  ☒

The number of common shares outstanding as of April 28, 2017 was 29,466,253.

THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES

INDEX

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2017	2016
amounts in thousands, except per share amounts	(Unaudited)
ASSETS
Investments:
Fixed maturities, available-for-sale, at fair value (amortized cost: 2017: $2,678,475; 2016: $2,628,225)	$2,695,277	$2,635,882
Equity securities, available-for-sale, at fair value (cost: 2017: $326,910; 2016: $327,911)	362,214	349,142
Other invested assets	1,776	1,960
Short-term investments, at fair value (amortized cost: 2017: $123,796; 2016: $143,451)	123,846	143,539
Total investments	$3,183,113	$3,130,523
Cash	63,462	64,643
Premiums receivable	379,787	306,686
Prepaid reinsurance premiums	224,562	213,377
Reinsurance recoverable on paid losses	76,876	82,582
Reinsurance recoverable on unpaid losses and loss adjustment expenses	794,576	779,276
Deferred policy acquisition costs	126,199	119,660
Accrued investment income	18,107	17,315
Goodwill and other intangible assets	6,442	6,451
Current income tax receivable, net	4,280	20,556
Deferred income tax, net	21,574	20,938
Other assets	58,365	52,030
Total assets	$4,957,343	$4,814,037
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Reserves for losses and loss adjustment expenses	$2,331,392	$2,289,727
Unearned premiums	949,483	887,344
Reinsurance balances payable	118,167	108,980
Senior notes	263,767	263,728
Payable for investments purchased	6,715	—
Accounts payable and other liabilities	81,683	86,070
Total liabilities	$3,751,207	$3,635,849

Stockholders' equity: (1)
Preferred stock ($.10 par value per share, authorized 1,000 shares, none issued)	$—	$—
Common stock ($.10 par value per share, authorized 50,000 shares, issued 36,484 shares for 2017 and 36,147 shares for 2016)	3,645	3,612
Additional paid-in capital	367,311	373,983
Treasury stock, at cost (7,023 shares for 2017 and 2016)	(155,801)	(155,801)
Retained earnings	967,305	947,519
Accumulated other comprehensive income	23,676	8,875
Total stockholders' equity	$1,206,136	$1,178,188
Total liabilities and stockholders' equity	$4,957,343	$4,814,037

(1) - We completed a two-for-one stock split on January 20, 2017. All share and per share data prior to January 20, 2017 has been retroactively restated on a post-split basis.

See accompanying Notes to Interim Consolidated Financial Statements.

THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended March 31,
amounts in thousands, except per share amounts	2017	2016
Gross written premiums	$450,305	$413,877
Revenues:
Net written premiums	337,163	319,820
Change in unearned premiums	(51,032)	(55,462)
Net earned premiums	$286,131	$264,358
Net investment income	21,448	19,594
Total other-than-temporary impairment losses	(1,077)	(109)
Portion of loss recognized in other comprehensive income (before tax)	(16)	109
Net other-than-temporary impairment losses recognized in earnings	(1,093)	—
Net realized gains	1,049	1,597
Other income	1,068	2,549
Total revenues	$308,603	$288,098

Expenses:
Net losses and loss adjustment expenses	$169,600	$152,956
Commission expenses	47,844	37,554
Other operating expenses	58,538	60,809
Interest expense	3,861	3,858
Total expenses	$279,843	$255,177

Income before income taxes	$28,760	$32,921
Income tax expense	7,650	9,989

Net income	$21,110	$22,932

Net income per common share: (1)
Basic	$0.72	$0.79
Diluted	$0.70	$0.77

Average common shares outstanding: (1)
Basic	29,283	28,984
Diluted	30,000	29,783

Cash dividends declared per common share	$0.045	$—

(1) - We completed a two-for-one stock split on January 20, 2017. All share and per share data prior to January 20, 2017 has been retroactively restated on a post-split basis.

See accompanying Notes to Interim Consolidated Financial Statements.

THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended March 31,
amounts in thousands	2017	2016
Net income	$21,110	$22,932
Other comprehensive income (loss):
Change in net unrealized gains on investments:
Unrealized gains on investments arising during the period, net of deferred tax of $(7,771) and $(11,737) in 2017 and 2016, respectively	14,434	21,798
Reclassification adjustment for net realized losses included in net income net of deferred tax of $(114) and $(758) in 2017 and 2016, respectively	211	1,408
Change in net unrealized gains on investments	$14,645	$23,206
Change in other-than-temporary impairments:
Non credit other-than-temporary impairments arising during the period, net of deferred tax of $(6) and $38 in 2017 and 2016, respectively	10	(71)
Reclassification adjustment for other-than-temporary impairment credit losses recognized in net income net of deferred tax of $(222) and $0 in 2017 and 2016, respectively	412	—
Change in other-than-temporary impairments	$422	$(71)
Change in foreign currency translation losses, net of deferred tax of $143 and $183 in 2017 and 2016, respectively	(266)	(346)
Other comprehensive income	$14,801	$22,789
Comprehensive income	$35,911	$45,721

See accompanying Notes to Interim Consolidated Financial Statements.

THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (Unaudited)

			Additional				Accumulated Other	Total
	Common Stock		Paid-in	Treasury Stock		Retained	Comprehensive	Stockholders'
amounts in thousands	Shares(1)	Amount	Capital	Shares(1)	Amount	Earnings	Income (Loss)	Equity
Balance, December 31, 2016	36,147	$3,612	$373,983	7,023	$(155,801)	$947,519	$8,875	$1,178,188
Net income	—	—	—	—	—	21,110	—	21,110
Dividends declared	—	—	—	—	—	(1,324)	—	(1,324)
Changes in comprehensive income:
Change in net unrealized gain on investments	—	—	—	—	—	—	14,645	14,645
Change in net non-credit other-than-temporary impairment losses	—	—	—	—	—	—	422	422
Change in foreign currency translation loss	—	—	—	—	—	—	(266)	(266)
Total comprehensive income	—	—	—	—	—	—	14,801	14,801
Shares issued(2)	337	33	(11,139)	—	—	—	—	(11,106)
Share-based compensation	—	—	4,467	—	—	—	—	4,467
Balance, March 31, 2017	36,484	$3,645	$367,311	7,023	$(155,801)	$967,305	$23,676	$1,206,136

(1) - We completed a two-for-one stock split on January 20, 2017. All share data prior to January 20, 2017 has been retroactively restated on a post-split basis.

(2) - Includes shares issued under the Second Amended and Restated 2005 Stock Incentive Plan to Directors and the Employee Stock Purchase Plan.

See accompanying Notes to Interim Consolidated Financial Statements.

THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended March 31,
amounts in thousands	2017	2016
Operating activities:
Net income	$21,110	$22,932
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation & amortization	1,184	1,459
Share-based compensation	4,467	4,926
Deferred income taxes	(8,598)	191
Net realized gains	(1,049)	(1,597)
Net other-than-temporary impairments recognized in earnings	1,093	—
Changes in assets and liabilities:
Reinsurance recoverable on paid and unpaid losses and loss adjustment expenses	(9,593)	9,640
Reserves for losses and loss adjustment expenses	41,664	9,204
Prepaid reinsurance premiums	(11,186)	11,891
Unearned premiums	62,139	43,571
Premiums receivable	(74,566)	(72,300)
Deferred policy acquisition costs	(6,539)	(13,376)
Accrued investment income	(792)	(450)
Reinsurance balances payable	9,187	15,753
Current income tax payable, net	19,098	9,291
Other	(10,276)	1,717
Net cash provided by operating activities	$37,343	$42,852

Investing activities:
Fixed maturities
Redemptions and maturities	$86,049	$44,996
Sales	34,973	98,680
Purchases	(175,679)	(177,719)
Equity securities
Sales	13,316	10,724
Purchases	(11,492)	(15,601)
Change in payable for securities	6,757	(1,472)
Net change in short-term investments	18,093	6,146
Purchase of property and equipment	(956)	(2,452)
Net cash used in investing activities	$(28,939)	$(36,698)

Financing activities:
Proceeds of stock issued from employee stock purchase plan	$1,147	$867
Payment of employee tax withholding on stock compensation	(10,295)	(4,304)
Dividends paid	(1,324)	—
Net cash used in financing activities	$(10,472)	$(3,437)

Effect of exchange rate on cash	$887	$—

Change in cash	$(1,181)	$2,717
Cash at beginning of year	64,643	69,901
Cash at end of period	$63,462	$72,618

Supplemental information:
Income taxes paid, net	$136	$40
Interest paid	$—	$—
Issuance of stock to directors	$578	$633

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

Organization

We are an international insurance company with a long-standing area of specialization in Marine insurance.  We also offer Property and Casualty (“P&C”) insurance, primarily general liability coverage and umbrella & excess liability coverage to commercial enterprises through our Primary and Excess Casualty divisions.  We have also developed niches in Professional Liability insurance, through our Directors & Officers (“D&O”) and Errors & Omissions (“E&O”) divisions, as well as assumed reinsurance products.

We operate through various wholly-owned insurance and service companies. Our subsidiaries domiciled in the United States (“U.S.”) include two insurance companies, Navigators Insurance Company (“NIC”) and Navigators Specialty Insurance Company (“NSIC”), as well as our U.S. underwriting agency, Navigators Management Company (“NMC”). NIC includes a branch in the United Kingdom (“U.K”). We also have operations domiciled in the U.K., Belgium, Hong Kong and throughout Europe. Navigators International Insurance Company Ltd. (“NIIC”), Navigators Management (U.K.) Ltd. (“NMUK”) and Navigators Underwriting Ltd. (“NUL”) are domiciled in the U.K. and NUL includes European branches. Navigators Underwriting Agency Ltd. (“NUAL”), a Lloyd’s of London (“Lloyd’s”) underwriting agency, manages and provides the capital, through Navigators Corporate Underwriters Ltd. (“NCUL”), for our Lloyd’s Syndicate 1221 (the “Syndicate”), and is also domiciled in the U.K. We control 100% of the Syndicate’s stamp capacity.

Effective January 1, 2017, we sold our underwriting agency operations in Sweden and Denmark. The transaction represented a 100% disposition of our Sweden and Denmark corporations, NUAL AB and Navigators A/S, respectively. This transaction did not have a material impact on our financial statements.

Basis of Presentation

The Consolidated Balance Sheet at March 31, 2017 and the Consolidated Statements of Income, Comprehensive Income, Stockholders’ Equity and Cash Flows for the periods ended March 31, 2017 and 2016 are unaudited. The Balance Sheet at December 31, 2016 is derived from our audited Financial Statements. The accompanying Interim Consolidated Financial Statements reflect all adjustments, which, in the opinion of management, are necessary to fairly present the results of The Navigators Group, Inc. and its subsidiaries for the interim periods presented on the basis of United States generally accepted accounting principles (“GAAP” or “U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the U.S. Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. All significant intercompany transactions and balances have been eliminated in consolidation. The preparation of these Financial Statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the Financial Statements and the reported revenues and expenses during the reporting periods. The results of operations for any interim period are not necessarily indicative of results for the full year. The Interim Consolidated Financial Statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2016. Certain amounts for the prior period have been reclassified to conform with the current period presentation.

Income Taxes

The interim income tax provision has been computed based on our estimated annual Effective tax rate, which represents our best estimate on a year to date basis for the interim period.  As a result, the tax provision for a given quarter equals the difference between the provision recorded cumulatively year to date less the amount recorded cumulatively as of the end of the prior interim period.  Our Effective tax rate for the quarter and year to date differs from the federal tax rate of 35% primarily due to an excess tax benefit related to the vesting of stock compensation at fair market value, tax-exempt investment income and dividends received deduction.

In the first quarter of 2017, excess tax benefits related to the vesting of stock compensation was recognized as a reduction to Income tax expense rather than as an increase to Additional paid-in capital as a result of the adoption of the Accounting Standards Update (“ASU”) 2016-09 (see section New Accounting Standards Adopted in 2017 of this footnote for further information on the adoption of this standard).

Significant Accounting Policies

There were no changes in our significant accounting policies subsequent to our Annual Report on Form 10-K for the year ended December 31, 2016.

New Accounting Standards Adopted in 2017

Share-Based Compensation Accounting

Effective January 1, 2017, our Company adopted ASU 2016-09, “Improvements to Employee Share-Based Payment Accounting” issued by the Financial Accounting Standards Board (the “FASB”). This guidance requires all income tax effects of awards to be recognized in the income statement when the awards vest or are settled, eliminates the requirement that excess tax benefits be realized before companies can recognize them, requires the presentation of excess tax benefits as an operating activity on the statement of cash flows, allows employers to increase the amounts withheld to cover income taxes on share-based compensation awards without requiring liability classification, requires the presentation of employee taxes paid as a financing activity on the statement of cash flows, and requires companies to elect whether they will account for award forfeitures by recognizing forfeitures only as they occur or by estimating the number of awards expected to be forfeited.

The requirement to recognize all income tax effects of awards in the income statement when the awards vest or are settled was adopted on a prospective basis. Previously, these amounts were recorded in Additional paid-in capital. This change also prospectively impacts the calculation of potential common shares used to determine Diluted net income per common share under the treasury stock method. The new standard requires that assumed proceeds under the treasury stock method be modified to exclude the amount of excess tax benefits that previously would have been recognized in Additional paid-in capital.

We elected to account for forfeitures of share-based payment awards by recognizing forfeitures of awards as they occur, and upon adoption of this guidance, the payment of employee taxes was retrospectively adjusted on the Consolidated Statements of Cash Flows to be classified as a financing activity. All other changes in the ASU did not result in cumulative-effect or retrospective adjustments. The adoption of this guidance did not materially impact our results of operations, financial condition or liquidity.

Transition to Equity Method of Accounting

Effective January 1, 2017, our Company adopted the ASU 2016-07, “Simplifying the Transition to the Equity Method of Accounting” issued by the FASB. This guidance eliminates the requirement to retrospectively apply equity method accounting when an investment that had been accounted for by another method initially qualifies for the equity method. Our Company did not have any investments transitioning to the equity method of accounting during the three months ended March 31, 2017. The adoption of this guidance did not impact our results of operations, financial condition or liquidity.

Recently Issued Accounting Standards Not Yet Adopted

Definition of a Business

In January 2017, the FASB issued ASU 2017-01, “Clarifying the Definition of a Business” with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. This guidance is effective for annual periods beginning after December 15, 2017, and interim periods within those fiscal years with early adoption permitted. This guidance will be applied prospectively to any transactions occurring within the period of adoption.

Goodwill Impairment

In January 2017, the FASB issued ASU 2017-04, “Simplifying the Test for Goodwill Impairment” that eliminates the requirement to calculate the implied fair value of goodwill (i.e., Step 2 of the current goodwill impairment test) to measure a goodwill impairment charge. Instead, an impairment charge will be based on the excess of a reporting unit’s carrying amount over its fair value (i.e., measure the charge based on Step 1 of the current goodwill impairment test). This guidance is effective for annual and interim impairment tests performed in periods beginning after December 15, 2019, with early adoption permitted for annual and interim goodwill impairment testing dates after January 1, 2017. This guidance will be adopted on a prospective basis.

Callable Debt Securities

In March 2017, the FASB issued ASU 2017-08, “Premium Amortization on Purchased Callable Debt Securities” that shortens the amortization period for the premium on certain purchased callable debt securities to the earliest call date. This guidance is effective for annual periods beginning after December 15, 2018, and interim periods within those fiscal years with early adoption permitted. This guidance will be adopted using a modified retrospective transition approach. The adoption of this guidance is not expected to materially impact our results of operations, financial condition or liquidity.

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

We evaluate the performance of each of the underwriting segments based on underwriting results.  Underwriting results are measured based on underwriting profit or loss and the related Combined ratio, which are both measures of underwriting profitability.   Underwriting profit (loss) is calculated from Net earned premiums less the sum of Net losses and loss adjustment expenses (“LAE”), Commission expenses, Other operating expenses and Other underwriting income (expense).  The Combined ratio is derived by dividing the sum of Net losses and LAE, Commission expenses, Other operating expenses and Other underwriting income (expense) by Net earned premiums.  A Combined ratio of less than 100% indicates an underwriting profit and greater than 100% indicates an underwriting loss.  Our underwriting performance is evaluated separately from the rest of our operations.

The performance of our investment portfolios, our liquidity and capital resource needs, our foreign currency exposure and our tax planning strategies are evaluated on a consolidated basis within our Corporate segment. We do not allocate our assets by underwriting segment, with the exception of goodwill and other intangible assets, as we evaluate the underwriting results of these segments separately from the results of our investments portfolio.

Financial data by segment for the three months ended March 31, 2017 and 2016 was as follows:

	Three Months Ended March 31, 2017
	U.S.	Int'l
amounts in thousands	Insurance	Insurance	GlobalRe	Corporate (1)	Total
Net earned premiums	$164,004	$84,086	$38,041	$—	$286,131
Net losses and LAE	(98,826)	(50,705)	(20,069)	—	(169,600)
Commission expenses	(20,384)	(19,233)	(8,492)	265	(47,844)
Other operating expenses	(33,472)	(19,793)	(5,273)	—	(58,538)
Other underwriting income (expense)	110	—	176	(265)	21
Underwriting profit (loss)	$11,432	$(5,645)	$4,383	$—	$10,170
Net investment income				21,448	21,448
Net realized losses				(44)	(44)
Interest expense				(3,861)	(3,861)
Other income				1,047	1,047

Income (loss) before income taxes	$11,432	$(5,645)	$4,383	$18,590	$28,760
Income tax expense				(7,650)	(7,650)
Net income					$21,110

Losses and LAE ratio	60.3%	60.3%	52.8%		59.3%
Commission expense ratio	12.4%	22.9%	22.3%		16.7%
Other operating expense ratio (2)	20.3%	23.5%	13.4%		20.4%
Combined ratio	93.0%	106.7%	88.5%		96.4%

Goodwill and other intangible assets	$2,534	$3,908	$—		$6,442

(1) - Includes Corporate segment intercompany eliminations.

(2) - Includes Other operating expenses and Other underwriting income (expense).

	Three Months Ended March 31, 2016
	U.S.	Int'l
amounts in thousands	Insurance	Insurance	GlobalRe	Corporate (1)	Total
Net earned premiums	$148,340	$78,008	$38,010	$—	$264,358
Net losses and LAE	(91,512)	(40,410)	(21,034)	—	(152,956)
Commission expenses	(14,855)	(15,355)	(7,745)	401	(37,554)
Other operating expenses	(33,761)	(21,771)	(5,277)	—	(60,809)
Other underwriting income (expense)	361	—	49	(401)	9
Underwriting profit	$8,573	$472	$4,003	$—	$13,048
Net investment income				19,594	19,594
Net realized gains				1,597	1,597
Interest expense				(3,858)	(3,858)
Other income				2,540	2,540

Income before income taxes	$8,573	$472	$4,003	$19,873	$32,921
Income tax expense				(9,989)	(9,989)
Net income					$22,932

Losses and LAE ratio	61.7%	51.8%	55.3%		57.9%
Commission expense ratio	10.0%	19.7%	20.4%		14.2%
Other operating expense ratio (2)	22.5%	27.9%	13.8%		23.0%
Combined ratio	94.2%	99.4%	89.5%		95.1%

Goodwill and other intangible assets	$2,534	$4,212	$—		$6,746

(1) - Includes Corporate segment intercompany eliminations.

(2) - Includes Other operating expenses and Other underwriting income (expense).

Revenue by operating segment for the three months ended March 31, 2017 and 2016 was as follows:

	Three Months Ended March 31, 2017				Three Months Ended March 31, 2016				% Change
amounts in thousands	Gross written premiums	Ceded written premiums	Net written premiums	Net earned premiums	Gross written premiums	Ceded written premiums	Net written premiums	Net earned premiums	Gross written premiums	Ceded written premiums	Net written premiums	Net earned premiums
U.S. Insurance
Marine	$40,950	$(17,520)	$23,430	$22,694	$43,163	$(17,647)	$25,516	$23,250	(5.1%)	(0.7%)	(8.2%)	(2.4%)
P&C	170,634	(38,198)	132,436	119,123	141,278	(30,507)	110,771	109,159	20.8%	25.2%	19.6%	9.1%
Professional Liability	26,021	(5,769)	20,252	22,187	26,206	(6,343)	19,863	15,931	(0.7%)	(9.0%)	2.0%	39.3%
Total	$237,605	$(61,487)	$176,118	$164,004	$210,647	$(54,497)	$156,150	$148,340	12.8%	12.8%	12.8%	10.6%

Int'l Insurance
Marine	$68,833	$(10,926)	$57,907	$37,495	$71,948	$(11,089)	$60,859	$38,856	(4.3%)	(1.5%)	(4.9%)	(3.5%)
P&C	40,368	(29,646)	10,722	22,180	44,046	(17,229)	26,817	21,209	(8.4%)	72.1%	(60.0%)	4.6%
Professional Liability	32,659	(6,021)	26,638	24,411	28,149	(6,653)	21,496	17,943	16.0%	(9.5%)	23.9%	36.0%
Total	$141,860	$(46,593)	$95,267	$84,086	$144,143	$(34,971)	$109,172	$78,008	(1.6%)	33.2%	(12.7%)	7.8%

GlobalRe	$70,840	$(5,062)	$65,778	$38,041	$59,087	$(4,589)	$54,498	$38,010	19.9%	10.3%	20.7%	0.1%

Total	$450,305	$(113,142)	$337,163	$286,131	$413,877	$(94,057)	$319,820	$264,358	8.8%	20.3%	5.4%	8.2%

NOTE 3.  INVESTMENTS

The following tables set forth our Company’s available-for-sale investments as of March 31, 2017 and December 31, 2016 and include Other-than-temporary-impairment (“OTTI”) securities recognized within Accumulated other comprehensive income (“AOCI”):

	March 31, 2017
		Gross	Gross	Cost or
	Fair	Unrealized	Unrealized	Amortized
amounts in thousands	Value	Gains	(Losses)	Cost
Fixed maturities:
U.S. Treasury bonds, agency bonds and foreign government bonds	$270,009	$2,110	$(3,671)	$271,570
States, municipalities and political subdivisions	604,912	13,772	(3,353)	594,493
Mortgage-backed and asset-backed securities:
Agency mortgage-backed securities	468,255	3,858	(7,051)	471,448
Residential mortgage obligations	16,970	439	(37)	16,568
Asset-backed securities	331,567	1,470	(769)	330,866
Commercial mortgage-backed securities	147,353	2,670	(1,843)	146,526
Subtotal	$964,145	$8,437	$(9,700)	$965,408
Corporate exposures	856,211	12,948	(3,741)	847,004
Total fixed maturities	$2,695,277	$37,267	$(20,465)	$2,678,475
Equity securities:
Common stocks	$169,905	$29,474	$(652)	$141,083
Preferred stocks	192,309	7,702	(1,220)	185,827
Total Equity securities	$362,214	$37,176	$(1,872)	$326,910
Short-term investments	123,846	50	—	123,796
Total investments	$3,181,337	$74,493	$(22,337)	$3,129,181

	December 31, 2016
		Gross	Gross	Cost or
	Fair	Unrealized	Unrealized	Amortized
amounts in thousands	Value	Gains	(Losses)	Cost
Fixed maturities:
U.S. Treasury bonds, agency bonds and foreign government bonds	$273,776	$2,192	$(5,128)	$276,712
States, municipalities and political subdivisions	547,415	11,542	(4,036)	539,909
Mortgage-backed and asset-backed securities:
Agency mortgage-backed securities	487,364	4,016	(6,585)	489,933
Residential mortgage obligations	20,530	453	(55)	20,132
Asset-backed securities	314,601	824	(1,178)	314,955
Commercial mortgage-backed securities	154,139	2,859	(1,904)	153,184
Subtotal	$976,634	$8,152	$(9,722)	$978,204
Corporate exposures	838,057	10,185	(5,528)	833,400
Total fixed maturities	$2,635,882	$32,071	$(24,414)	$2,628,225
Equity securities:
Common stocks	$164,087	$24,677	$(964)	$140,374
Preferred stocks	185,055	2,339	(4,821)	187,537
Total Equity securities	$349,142	$27,016	$(5,785)	$327,911
Short-term investments	143,539	88	—	143,451
Total investments	$3,128,563	$59,175	$(30,199)	$3,099,587

Corporate exposures consist of investments in corporate bonds, hybrid bonds and redeemable preferred stocks.

During 2016, our Company made investments in certain companies, which are reported as Other invested assets on the Consolidated Balance Sheet and accounted for using the equity method.  In applying the equity method, these investments are initially recorded at cost and are subsequently adjusted based on our Company’s proportionate share of the net income or loss of the investments. Our initial purchase price for these investments was $2.0 million with a current carrying value of $1.8 million at March 31, 2017 as reflected on our Consolidated Balance Sheet.

As of March 31, 2017 and December 31, 2016, our Company did not have a concentration of greater than 5% of invested assets in a single non-government backed issuer.

As of March 31, 2017 and December 31, 2016, Fixed maturities for which non-credit OTTI was previously recognized and included in AOCI were in a net unrealized gain position of $0.4 million in each period.

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

The contractual maturity dates for Fixed maturities categorized by the number of years until maturity as of March 31, 2017 are shown in the following table:

	March 31, 2017
	Fair	Amortized
amounts in thousands	Value	Cost
Due in one year or less	$173,505	$174,014
Due after one year through five years	732,625	730,523
Due after five years through ten years	321,037	315,580
Due after ten years	503,965	492,950
Mortgage-backed and asset-backed securities	964,145	965,408
Total	$2,695,277	$2,678,475

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

The following tables summarize all securities in a gross unrealized loss position as of March 31, 2017 and December 31, 2016, showing the aggregate fair value and gross unrealized loss by the length of time those securities have continuously been in a gross unrealized loss position:

	March 31, 2017
	Less than 12 months		Greater than 12 months		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
amounts in thousands	Value	(Losses)	Value	(Losses)	Value	(Losses)
Fixed maturities:
U.S. Treasury bonds, agency bonds and foreign government bonds	$153,332	$(2,275)	$11,844	$(1,396)	$165,176	$(3,671)
States, municipalities and political subdivisions	120,372	(2,534)	17,706	(819)	138,078	(3,353)
Mortgage-backed and asset-backed securities:
Agency mortgage-backed securities	347,179	(6,622)	11,810	(429)	358,989	(7,051)
Residential mortgage obligations	486	(5)	1,204	(32)	1,690	(37)
Asset-backed securities	68,847	(708)	17,944	(61)	86,791	(769)
Commercial mortgage-backed securities	51,336	(1,024)	6,385	(819)	57,721	(1,843)
Subtotal	$467,848	$(8,359)	$37,343	$(1,341)	$505,191	$(9,700)
Corporate exposures	269,427	(3,571)	21,901	(170)	291,328	(3,741)
Total fixed maturities	$1,010,979	$(16,739)	$88,794	$(3,726)	$1,099,773	$(20,465)
Equity securities:
Common Stocks	$28,586	$(652)	$—	$—	$28,586	$(652)
Preferred Stocks	42,470	(1,128)	2,557	(92)	45,027	(1,220)
Total Equity securities	$71,056	$(1,780)	$2,557	$(92)	$73,613	$(1,872)
Total fixed maturities and equity securities	$1,082,035	$(18,519)	$91,351	$(3,818)	$1,173,386	$(22,337)

	December 31, 2016
	Less than 12 months		Greater than 12 months		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
amounts in thousands	Value	(Losses)	Value	(Losses)	Value	(Losses)
Fixed maturities:
U.S. Treasury bonds, agency bonds and foreign government bonds	$150,891	$(2,570)	$16,819	$(2,558)	$167,710	$(5,128)
States, municipalities and political subdivisions	137,731	(3,111)	13,255	(925)	150,986	(4,036)
Mortgage-backed and asset-backed securities:
Agency mortgage-backed securities	349,119	(6,155)	12,401	(430)	361,520	(6,585)
Residential mortgage obligations	953	(18)	926	(37)	1,879	(55)
Asset-backed securities	95,514	(970)	48,093	(208)	143,607	(1,178)
Commercial mortgage-backed securities	51,932	(1,164)	7,910	(740)	59,842	(1,904)
Subtotal	$497,518	$(8,307)	$69,330	$(1,415)	$566,848	$(9,722)
Corporate exposures	325,733	(5,086)	26,005	(442)	351,738	(5,528)
Total fixed maturities	$1,111,873	$(19,074)	$125,409	$(5,340)	$1,237,282	$(24,414)
Equity securities:
Common stocks	$31,272	$(634)	$1,471	$(330)	$32,743	$(964)
Preferred stocks	113,742	(4,785)	523	(36)	114,265	(4,821)
Total Equity securities	$145,014	$(5,419)	$1,994	$(366)	$147,008	$(5,785)
Total fixed maturities and equity securities	$1,256,887	$(24,493)	$127,403	$(5,706)	$1,384,290	$(30,199)

Our Company analyzes impaired securities quarterly to determine if any impairments are other-than-temporary.  The above securities with unrealized losses are deemed to be temporarily impaired based on our evaluation.

As of March 31, 2017, there were 398 Fixed maturities and 45 Equity securities in an unrealized loss position. As of December 31, 2016, there were 413 Fixed maturities and 75 Equity securities in an unrealized loss position. As of March 31, 2017 and December 31, 2016, the gross unrealized loss for the greater than 12 months category consists primarily of agency and foreign government bonds principally due to an unfavorable foreign exchange movement. To a lesser extent the gross unrealized loss for the greater than 12 months category is driven by unrealized losses on our longer dated municipal bonds and one commercial mortgage-backed security which were impacted by rising interest rates and widening credit spreads. The gross unrealized loss for the less than 12 months category for the period ended March 31, 2017 and December 31, 2016 consists primarily of agency mortgage-backed securities and corporate exposures due to an increase in interest rates since the time of purchase.

As of March 31, 2017 and December 31, 2016, the largest unrealized loss by a non-government backed issuer in the investment portfolio was $1.1 million and $1.0 million, respectively.

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

Our Company had two credit related OTTI losses of $1.1 million in the equity portfolio during the three months ended March 31, 2017.  Our Company did not have any credit related losses during the three months ended March 31, 2016.

As of March 31, 2017 and 2016, the cumulative amounts related to our Company’s credit loss portion of the OTTI losses on Fixed maturities was $2.4 million.  There was no change to the cumulative amounts of our Company’s credit loss portion of OTTI for the three months ended March 31, 2017 and 2016.

Our Company’s Net investment income was derived from the following sources:

	Three Months Ended March 31,
amounts in thousands	2017	2016
Fixed maturities	$18,341	$16,737
Equity securities	3,784	3,447
Short-term investments	212	210
Total investment income	$22,337	$20,394
Investment expenses	(889)	(800)
Net investment income	$21,448	$19,594

Realized gains and losses, excluding net OTTI losses recognized in earnings, for the periods indicated, were as follows:

	Three Months Ended March 31,
amounts in thousands	2017	2016
Fixed maturities:
Gains	$468	$2,548
Losses	(1,256)	(1,127)
Fixed maturities, net	$(788)	$1,421
Short-term:
Gains	$112	$268
Losses	(191)	(83)
Short-term, net	$(79)	$185
Equity securities:
Gains	$1,916	$609
Losses	—	(618)
Equity securities, net	$1,916	$(9)
Net realized gains	$1,049	$1,597

NOTE 4.  FAIR VALUE MEASUREMENT

The fair value of our financial instruments is determined based on the following fair value hierarchy:

Level 1 – Quoted prices for identical instruments in active markets.  Examples are listed common stocks and fixed income securities traded on an exchange.  U.S. Treasury securities are reported as Level 1 and are valued based on unadjusted quoted prices for identical assets in active markets that our Company can access.

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

The following tables present, for each of the fair value hierarchy levels as defined by the accounting guidance for fair value measurements described above, our Company’s Fixed maturities and Equity securities by asset class that are measured at fair value on a recurring basis, as well as the fair value of the 5.75% Senior notes due October 15, 2023 (the “Senior notes”) carried at amortized cost as of March 31, 2017 and December 31, 2016:

	March 31, 2017
amounts in thousands	Level 1	Level 2	Level 3	Total
Fixed maturities:
U.S. Treasury bonds, agency bonds and foreign government bonds	$47,903	$222,106	$—	$270,009
States, municipalities and political subdivisions	—	604,912	—	604,912
Mortgage-backed and asset-backed securities:
Agency mortgage-backed securities	—	468,255	—	468,255
Residential mortgage obligations	—	16,970	—	16,970
Asset-backed securities	—	331,567	—	331,567
Commercial mortgage-backed securities	—	147,353	—	147,353
Subtotal	$—	$964,145	$—	$964,145
Corporate exposures	—	856,211	—	856,211
Total fixed maturities	$47,903	$2,647,374	$—	$2,695,277
Equity securities:
Common stocks	$169,905	$—	$—	$169,905
Preferred stocks	—	192,309	—	192,309
Total Equity securities	$169,905	$192,309	$—	$362,214
Short-term investments	123,846	—	—	123,846
Total assets measured at fair value	$341,654	$2,839,683	$—	$3,181,337
Senior notes	$—	$284,135	$—	$284,135
Total liabilities measured at fair value	$—	$284,135	$—	$284,135

	December 31, 2016
amounts in thousands	Level 1	Level 2	Level 3	Total
Fixed maturities:
U.S. Treasury bonds, agency bonds and foreign government bonds	$47,704	$226,072	$—	$273,776
States, municipalities and political subdivisions	—	547,415	—	547,415
Mortgage-backed and asset-backed securities:
Agency mortgage-backed securities	—	487,364	—	487,364
Residential mortgage obligations	—	20,530	—	20,530
Asset-backed securities	—	314,601	—	314,601
Commercial mortgage-backed securities	—	154,139	—	154,139
Subtotal	$—	$976,634	$—	$976,634
Corporate exposures	—	838,057	—	838,057
Total fixed maturities	$47,704	$2,588,178	$—	$2,635,882
Equity securities:
Common stocks	$164,087	$—	$—	$164,087
Preferred stocks	—	185,055	—	185,055
Total Equity securities	$164,087	$185,055	—	$349,142
Short-term investments	143,539	—	—	143,539
Total assets measured at fair value	$355,330	$2,773,233	$—	$3,128,563
Senior notes	$—	$280,316	$—	$280,316
Total liabilities measured at fair value	$—	$280,316	$—	$280,316

All other financial assets and liabilities including Cash, Premium receivable, Reinsurance recoverable and Reinsurance balances payable are carried at cost, which approximates fair value.

Our Company did not have any significant transfers between Level 1 and Level 2 classifications for the three months ended March 31, 2017.

As of March 31, 2017, our Company did not have any Level 3 assets.

NOTE 5.  LOSS RESERVES

We establish reserves for the estimated unpaid ultimate liability for losses and LAE under the terms of our policies and agreements.  The determination of reserves for losses and LAE is partially dependent upon the receipt of information from agents and brokers.  Reserves include estimates for both claims that have been reported and for IBNR, and include estimates of expenses associated with processing and settling these claims.  Reserves are recorded in Reserves for losses and LAE in the Consolidated Balance Sheets.  Our estimates and judgements may be revised as additional experience and other data become available and are reviewed, as new or improved methodologies are developed, or as laws change. Frequency/severity analyses are also performed for certain books of business.  To the extent that reserves are found deficient or redundant, a strengthening or release is recognized as a charge or credit to earnings.

The following table summarizes our Company’s Reserves for losses and LAE activity for the three months ended March 31, 2017 and 2016:

	For the Three Months Ended March 31,
amounts in thousands	2017	2016
Net reserves for losses and LAE at beginning of year	$1,510,451	$1,393,126
Provision for losses and LAE for claims occurring in the current year	162,515	154,790
Increase (decrease) in estimated losses and LAE for claims occurring in prior years	7,085	(1,834)
Incurred losses and LAE	$169,600	$152,956
Losses and LAE paid for claims occurring during:
Current year	(16,287)	(15,325)
Prior years	(126,722)	(112,084)
Losses and LAE payments	$(143,009)	$(127,409)
Foreign currency adjustment	(226)	(457)
Net reserves for losses and LAE at end of period	1,536,816	1,418,216
Reinsurance recoverables on unpaid losses and LAE	794,576	793,632
Gross reserves for losses and LAE at end of period	$2,331,392	$2,211,848

For the three months ended March 31, 2017, our Incurred losses and LAE increased $16.6 million as compared to the same period in 2016, primarily due to increases in Net earned premium resulting from growth in production, an $8.9 million increase in net prior accident year (“AY”) reserve strengthening, and $4.9 million of additional net current AY loss activity.

During the three months ended March 31, 2017 we had Net prior AY reserve strengthening of $7.1 million compared to Net prior AY reserve releases of $1.8 million for the same period in 2016.  This was mostly due to large loss activity in our Int’l Insurance and GlobalRe reporting segments, as well as a lower level of reserve releases within our U.S. Insurance reporting segment.

Additional net current AY loss activity of $4.9 million increased $2.5 million as compared to the same period in 2016, primarily due to a large loss in our Int’l Insurance reporting segment and catastrophic loss activity mostly in our GlobalRe reporting segment.

NOTE 6. CEDED REINSURANCE

As of March 31, 2017, the credit quality distribution of our Company’s Reinsurance recoverable of $1.1 billion for ceded paid losses, ceded unpaid losses and LAE, and ceded unearned premiums based on insurer financial strength ratings from A.M. Best or S&P was not significantly different from the credit quality distribution as of December 31, 2016.

Our allowance for uncollectible reinsurance was $12.1 million as of March 31, 2017 and December 31, 2016.

As of March 31, 2017, the list of our 10 largest reinsurers measured by the amount of Reinsurance recoverable for ceded losses and LAE and ceded unearned premium, together with the reinsurance recoverable and collateral, was comparable to the list as of December 31, 2016.

NOTE 7.  COMMITMENTS AND CONTINGENCIES

In 2013, the State of Connecticut (“the State”) awarded our Company up to $11.5 million ($8.0 million in loans and $3.5 million in grants) to move our corporate headquarters to Stamford, Connecticut.  The loan is non-interest bearing, has a term of 10 years and is subject to forgiveness based on our compliance with certain conditions set forth in the agreement with the State.  The amount of the loan to be received is dependent on our Company reaching certain milestones for creation of new jobs over a five-year period, and the funds are to be used to offset certain equipment purchases, facility costs, training of employees and other eligible project-related costs.  As of March 31, 2017, our Company had received $9.0 million of the award ($7.0 million in loans and $2.0 million of the grant) and earned a loan forgiveness credit of $6.0 million with the State. Our Company is recognizing the amount of loan and grants received over the period in which offsetting expenses are recognized. Our Company recognized $0.3 million and $0.4 million of the incentive for the three months ended March 31, 2017 and 2016. As of March 31, 2017 and December 31, 2016, our Company has deferred revenue of $4.6 million and $4.8 million, respectively, which is included in Other liabilities on the Consolidated Balance Sheets.

On February 16, 2017, our Company entered into a Guarantee, pursuant to which it guaranteed all of the liabilities and obligations of NIIC (the “Guarantee”). The Guarantee will remain effective until all of such liabilities and obligations are discharged, and in the event that our Company does not meet its obligations under the Guarantee, any person who is covered by an insurance policy, certificate of coverage or reinsurance contract issued by NIIC will be a third party beneficiary under the Guarantee.  Our Company’s obligations under the Guarantee may be terminated by providing twelve months prior written notice to NIIC. However the obligations of our Company under the Guarantee terminate immediately in the event that (i) the majority of the outstanding voting capital stock in NIIC is sold to any non-affiliated entity; (ii) A.M. Best confirms that NIIC will receive the same financial strength rating as NIC or NSIC, without the benefit of the Guarantee; or (iii) NIIC withdraws its request to be rated by A.M. Best, provided that NIIC has not been downgraded within the prior twelve months.

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

NOTE 8.  STOCK-BASED COMPENSATION

Stock-based compensation granted under our Company’s stock plans is expensed in tranches over the vesting period. Non-performance based grants generally vest equally over a three or four-year period.  Performance units generally cliff vest three years after they are granted.  For the three months ended March 31, 2017, we granted 260,733 stock incentive units at a grant price between $55.55 and $58.88.  Each performance unit and restricted stock unit represents a contingent right to receive one share of common stock as of the vesting date.  Such common stock may be subject to forfeiture for the payment of any required tax withholding.

NOTE 9. STOCKHOLDERS’ EQUITY

On March 29, 2017 our Company paid a dividend of $0.045 per share on The Navigators Group, Inc. Common stock to Stockholders of record on March 3, 2017.

The declaration and amount of any future dividend will be at the discretion of the Board of Directors, and will depend upon many factors, including financial condition, results of operations, business requirements, regulatory, legal constraints and other factors the Board of Directors deems relevant.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

Some of the statements in this Quarterly Report on Form 10-Q are “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact included in or incorporated by reference in this Quarterly Report are forward-looking statements.  Whenever used in this report, the words “estimate,” “expect,” “believe,” “may,” “will,” “intend,” “continue” or similar expressions or their negative are intended to identify such forward-looking statements.  Forward-looking statements are derived from information that we currently have and assumptions that we make, and are subject to a number of risks and uncertainties, including those described in the “Risk Factors” section of our 2016 Annual Report on Form 10-K.  We operate in a competitive environment, with new risks emerging from time to time. We cannot assure you that anticipated results will be achieved, since actual results may differ materially because of both known and unknown risks and uncertainties which we face.

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

U.S. GAAP and Non-GAAP Financial Performance Metrics

Throughout this Quarterly Report, we present our operations in the way we believe will be most meaningful, useful and transparent to anyone using this financial information to evaluate our performance. In addition to the presentation of Net income, Book value, Book value per share, Net losses and LAE reserves and Combined ratio, we show certain non-GAAP financial measures as defined in Regulation G that we believe are valuable in managing our business and drawing comparisons to our peers. These non-GAAP measures are Net operating earnings, Underwriting profit (loss), and Adjusted net losses and LAE ratio.

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

Net Losses and LAE Reserves

Reserves for losses and loss adjustment expenses, as shown in the liabilities section of our Consolidated Balance Sheets, represents the total gross obligations to claimants for both estimates of known claims and estimates for Incurred But Not Reported (“IBNR”) claims. The related asset item, Reinsurance recoverable on unpaid losses and loss adjustment expenses, is the estimate of both known claims and IBNR that we expect to recover from reinsurers. The net of these two items is generally referred to as Net losses and LAE reserves and is commonly used in our disclosures regarding the process of establishing these various estimated amounts.

Combined Ratio

The Combined ratio is a common insurance industry measure of profitability for any underwriting operation and is calculated in three components. First, the loss ratio is Net losses and LAE divided by Net earned premiums. The second component, the commission expense ratio is Commission expenses divided by Net earned premiums. The third component, the other operating expense ratio, reflects the sum of Other operating expenses and Other underwriting income (expense), divided by Net earned premiums. All items included in these components of the Combined ratio are presented in our GAAP Consolidated Financial Statements. The sum of the loss, commission expense and other operating expense ratios is the Combined ratio. The difference between the Combined ratio and 100% reflects the rate of Underwriting profit (loss). For example, a Combined ratio of 85% implies that for every $100 of premium we earn, we record $15 of Underwriting profit.

Net Operating Earnings

Net operating earnings is a “non-GAAP financial measure” as defined in Regulation G. Net operating earnings is comprised of Net income excluding After-tax net realized gains (losses), After-tax net other-than-temporary impairment losses recognized in earnings, and After-tax foreign exchange gains and losses resulting from foreign currency transactions (transactions denominated in a currency other than the entity’s functional currency) and translation adjustments (translation of foreign currency denominated assets and liabilities into the entity’s functional currency). We believe that showing Net income exclusive of Realized gains and losses, Net other-than-temporary impairment losses recognized in earnings, and Foreign exchange gains and losses reflects the underlying fundamentals of our business.

A reconciliation of Net income (the nearest GAAP financial measure) to Net operating earnings can be found in Item 2, Results of Operations. We believe this presentation enhances the understanding of our results of operations by highlighting the underlying profitability of our business and enables investors and other users of our financial information to analyze underlying business performance in a manner similar to management. We also believe this measure follows industry practice and, therefore facilitates comparison of our performance with our peer group.

Underwriting Profit (Loss)

Underwriting profit (loss) represents one measure of the pre-tax profitability of our insurance operations and is derived by subtracting Net losses and LAE incurred, Commission expenses, Other operating expenses and Other underwriting income (expense) from Net earned premiums. This information is available in total and by segment in Note 2 – Segment Information in the Interim Consolidated Financial Statements as of March 31, 2017.  The nearest comparable GAAP measure is Income before income taxes which, in addition to Net underwriting profit (loss), includes Net investment income, OTTI, Net realized gains (losses) on investments, Interest expense and Other income (loss). While this measure is presented in the footnotes to the Interim Consolidated Financial Statements, it is considered a “non-GAAP financial measure” as defined in Regulation G when presented elsewhere on a consolidated basis.

A reconciliation of total Net underwriting profit (loss) and its components to Income before income taxes (the nearest GAAP financial measure) can be found in Item 1, Note 2 to the Interim Consolidated Financial Statements and in Item 2, Segment Results. We believe that presentation of Net underwriting profit (loss) provides investors with an enhanced understanding of our results of operations, by highlighting the underlying pre-tax profitability of our underwriting activities.

Adjusted Net Losses and LAE Ratio

The Net losses and LAE ratio is a major component of our Underwriting profit (loss). In order to better understand the impact of this ratio on underwriting profit (loss), we present the impact of reinsurance reinstatement premiums (“RRPs”), development on current accident year (“AY”) results and development on prior AY results to arrive at our Adjusted net losses and LAE ratio.

A reconciliation of the Net losses and LAE ratio (the nearest GAAP financial measure) to the Adjusted net losses and LAE ratio can be found in Item 2, Results of Operations and Segment Results. We believe that presentation of the Adjusted net losses and LAE ratio allows investors to more easily analyze our Company’s results of operations and understand our underlying business performance.

Overview

The discussion and analysis of our financial condition and results of operations contained herein should be read in conjunction with our 2016 Annual Report on Form 10-K in its entirety as well as the statements under “Forward-Looking Statements” and the Interim Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q for a complete description of events, trends, uncertainties, risks and critical accounting estimates affecting us.

Unless the context requires otherwise, the terms “we,” “us,”  “our,” or “our Company” are used to mean The Navigators Group, Inc., a Delaware holding company established in 1982, and its subsidiaries. The term “Parent Company” is used to mean The Navigators Group, Inc. without its subsidiaries.

We are an international insurance company with a long-standing area of specialization in Marine insurance. We also offer P&C insurance, primarily general liability coverage and umbrella & excess liability coverage to commercial enterprises through our Primary and Excess Casualty divisions. We have also developed niches in Professional Liability insurance, through our D&O and E&O divisions, as well as assumed reinsurance products.

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

Effective January 1, 2017, we sold our underwriting agency operations in Sweden and Denmark. The transaction represented a 100% disposition of our Sweden and Denmark corporations, NUAL AB and Navigators A/S, respectively. This transaction did not materially impact our results of operation, financial condition or liquidity.

Additionally, during the first quarter of 2017 our new U.K. based insurance company, NIIC, which is a wholly-owned direct subsidiary of our Parent Company, began writing business.

Financial Highlights – Selected Indicators

	Three Months Ended
amounts in thousands, except per share amounts	March 31, 2017	March 31, 2016
Results of operations data:
Net earned premiums	$286,131	$264,358
Net investment income	21,448	19,594
Underwriting profit	10,170	13,048
Net income	21,110	22,932
Net income per diluted share (1)	$0.70	$0.77

amounts in thousands, except per share amounts	As of March 31, 2017	As of December 31, 2016
Balance sheet data:
Total assets	$4,957,343	$4,814,037
Total shareholders' equity	$1,206,136	$1,178,188
Book value per share (1)	$40.94	$40.45

(1) - We completed a two-for-one stock split on January 20, 2017. All share and per share data prior to January 20, 2017 has been retroactively restated on a post-split basis.

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

Results of Operations

The following table presents a summary of our consolidated financial results for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,		% Change
amounts in thousands, except per share amounts	2017	2016	QTD
Gross written premiums	$450,305	$413,877	8.8%
Ceded written premiums	(113,142)	(94,057)	20.3%
Net written premiums	337,163	319,820	5.4%
Net earned premiums	286,131	264,358	8.2%
Net losses and LAE	(169,600)	(152,956)	10.9%
Commission expenses	(47,844)	(37,554)	27.4%
Other operating expenses	(58,538)	(60,809)	(3.7%)
Other underwriting income	21	9	133.3%
Underwriting profit	$10,170	$13,048	(22.1%)
Net investment income	21,448	19,594	9.5%
Net realized gains (losses)	(44)	1,597	NM
Interest expense	(3,861)	(3,858)	0.1%
Other income	1,047	2,540	(58.8%)
Income before income taxes	$28,760	$32,921	(12.6%)
Income tax expense	(7,650)	(9,989)	(23.4%)
Net income	$21,110	$22,932	(7.9%)

Net income per basic share (1)	$0.72	$0.79
Net income per diluted share (1)	$0.70	$0.77
Effective tax rate	26.6%	30.3%

Losses and LAE ratio	59.3%	57.9%
Commission expense ratio	16.7%	14.2%
Other operating expense ratio (2)	20.4%	23.0%
Combined ratio	96.4%	95.1%

NM - Percentage change not meaningful

(1) - We completed a two-for-one stock split on January 20, 2017. All per share data has been retroactively restated on a post-split basis.

(2) - Includes Other operating expenses and Other underwriting income.

The following table calculates our Net operating earnings for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31, 2017			Three Months Ended March 31, 2016			% Change
amounts in thousands, except per share amounts.	Pre-Tax	Tax (1)	After-Tax	Pre-Tax	Tax (1)	After-Tax	QTD
Net income	$28,760	$(7,650)	$21,110	$32,921	$(9,989)	$22,932	(7.9%)
Adjustments to Net income:
Realized losses (gains)	44	(15)	29	(1,597)	559	(1,038)	NM
FX losses (gains)	(1,123)	393	(730)	(2,540)	888	(1,652)	(55.8%)
Net operating earnings	$27,681	$(7,272)	$20,409	$28,784	$(8,542)	$20,242	0.8%

Average common shares outstanding: (2)
Basic			29,283			28,984
Diluted			30,000			29,783

Net operating earnings per common share: (2)
Basic			$0.70			$0.70
Diluted			$0.68			$0.68

NM - Percentage change not meaningful

(1) - Tax impact is estimated by applying the statutory rates of applicable jurisdictions, after consideration of any other relevant factors.

(2) - We completed a two-for-one stock split on January 20, 2017. All per share data has been retroactively restated on a post-split basis.

Underwriting Profit (Loss)

Underwriting profit was $10.2 million for the three months ended March 31, 2017, decreasing $2.9 million from the same period in 2016, driven by a $6.1 million decrease in Int’l Insurance primarily due to large loss activity and to a lesser extent to increased Net commission expense due to changes in the mix of business and increases in profit commission expense, producing an Underwriting loss of $5.6 million.  This was partially offset by a $2.9 million increase in Underwriting profit within our U.S. Insurance reporting segment which reported an Underwriting profit of $11.4 million for the three months ended March 31, 2017.  The growth in Underwriting profit within our U.S. Insurance reporting segment is due to increased Net earned premiums resulting from growth in production and declines in proportional reinsurance programs over the past few years, partially offset by an increase in Net commission expense due to changes in the mix of business and the effect of the reduced level of ceded proportional reinsurance.  In addition, our GlobalRe reporting segment produced an Underwriting profit of $4.4 million, increasing $0.4 million as compared to the same period in 2016, primarily driven by a decline in Net loss and LAE due to favorable performance of certain key products.

For more detail on the Underwriting profit, see the U.S. Insurance, Int’l Insurance and GlobalRe reporting segment results sections included herein.

A major component of our Underwriting profit (loss) is Net losses and LAE.  The following tables present the impact of changes in reserves and RRPs on our Net losses and LAE ratio for the three months ended March 31, 2017 and 2016.

	Three Months Ended March 31,		Point
	2017	2016	Change
Reported net losses and LAE ratio	59.3%	57.9%	1.4
RRPs	0.1%	0.2%	(0.1)
Additional net current AY reserve development	(1.7%)	(0.9%)	(0.8)
Net prior AY reserve release/(strengthening)	(2.5%)	0.7%	(3.2)
Adjusted net losses and LAE ratio	55.2%	57.9%	(2.7)

For the three months ended March 31, 2017, our Reported net losses and LAE ratio increased 1.4 points as compared to the same period in 2016.  After adjusting for $0.4 million of RRP benefit, $4.9 million of additional net current AY reserve development, and $7.1 million of net prior AY reserve strengthening, we reported an Adjusted net losses and LAE ratio of 55.2%, decreasing 2.7 points as compared to the same period in 2016 mostly due to changes in our mix of business.

Additional net current AY reserve development of $4.9 million increased $2.5 million as compared to the same period in 2016, mostly due to a large loss in our Int’l Insurance reporting segment and to a lesser extent, catastrophic event loss activity primarily within our GlobalRe reporting segment.

Net prior AY reserve strengthening of $7.1 million increased $8.9 million as compared to the same period in 2016, mostly due to large loss activity within our Int’l Insurance and GlobalRe reporting segments, as well as a lower level of reserve releases within our U.S. Insurance reporting segment.

Net Investment Income

Our Net investment income was derived from the following sources:

	Three Months Ended March 31,
amounts in thousands	2017	2016
Fixed maturities	$18,341	$16,737
Equity securities	3,784	3,447
Short-term investments	212	210
Total investment income	$22,337	$20,394
Investment expenses	(889)	(800)
Net investment income	$21,448	$19,594

The increase in total Net investment income for the three months ended March 31, 2017 as compared to the same period in the prior year was primarily due to growth of invested assets. The annualized pre-tax yield, excluding Net realized gains and losses and OTTI losses recognized in earnings, for the three months ended March 31, 2017 and 2016, was 2.7%.

As part of our overall investment strategy, we seek to build a tax efficient investment portfolio by maintaining an allocation to tax- exempt municipal bonds.  The tax-exempt portion of our Fixed maturities portfolio was 18.6% at March 31, 2017.  Additionally, substantially all of our equity portfolio is invested in tax efficient securities which qualify for the dividends received deduction.  The tax equivalent yield for the three months ended March 31, 2017 and 2016 was 3.0% and 2.9%, respectively.

OTTI Losses Recognized in Earnings

Our Company had two credit related OTTI losses of $1.1 million in our equity portfolio during the three months ended March 31, 2017. Our Company had no credit related OTTI losses for the three months ended March 31, 2016.

Net Realized Gains and Losses

Net realized gains and losses, excluding OTTI losses recognized in earnings, for the periods indicated were as follows:

	Three Months Ended March 31,
amounts in thousands	2017	2016
Fixed maturities:
Gains	$468	$2,548
Losses	(1,256)	(1,127)
Fixed maturities, net	$(788)	$1,421
Short-term:
Gains	$112	$268
Losses	(191)	(83)
Short-term, net	$(79)	$185
Equity securities:
Gains	$1,916	$609
Losses	—	(618)
Equity securities, net	$1,916	$(9)
Net realized gains	$1,049	$1,597

Net realized gains and losses are generated as part of the normal ongoing management of our investment portfolio. Net realized gains of $1.0 million for the three months ended March 31, 2017 are primarily due to the sale of common equity securities, partially offset by foreign currency losses on our Canadian portfolio. Net realized gains of $1.6 million for the three months ended March 31, 2016 are primarily due to the sale of municipal and corporate exposures, partially offset by foreign currency losses in our Canadian portfolio.

Interest Expense

Interest expense was $3.9 million for the three months ended March 31, 2017 and 2016, relating to our $265.0 million principal amount of the Senior notes.  The effective interest rate related to the Senior notes, based on the proceeds net of discount and all issuance costs, is approximately 5.86%.

Other Income

Other income for the three months ended March 31, 2017 and March 31, 2016 was $1.0 million and $2.5 million, respectively.  Other income (loss) primarily consists of realized and unrealized foreign exchange gains and losses mostly driven by the strengthening of the U.S. Dollar (“USD”) against the Great British pound (“GBP”) and the Canadian dollar (“CAD”).  2017 included $1.4 million of unrealized foreign exchange gain and ($0.3) million of realized foreign exchange loss, and 2016 included $2.6 million of unrealized foreign exchange gain and ($0.1) million of realized foreign exchange loss.

Income Taxes

We recorded an Effective tax rate of 26.6% for the three months ended March 31, 2017 compared to 30.3% for the same period in 2016.  The decrease of 3.7 points for the three months ended March 31, 2017 is mostly driven by the benefit of the vesting of stock at fair market value.  The income tax provision has been computed based on our estimated interim annual Effective tax rate incorporating discrete items.  Our Effective tax rate for the quarter and year to date differs from the federal tax rate of 35% primarily due to an excess tax benefit related to the vesting of stock compensation at fair market value, tax-exempt investment income and dividends received deduction.

In the first quarter of 2017, excess tax benefits related to the vesting of stock compensation were recognized as a reduction to Income tax expense rather than as an increase to Additional paid-in capital as a result of the adoption of ASU 2016-09 (see Item 1, Note 1 to the Interim Consolidated Financial Statements for further information on the adoption of this standard).

Segment Results

The following tables summarize our Consolidated Financial Results by reporting segment for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31, 2017
	U.S.	Int'l
amounts in thousands	Insurance	Insurance	GlobalRe	Corporate (1)	Total
Net earned premiums	$164,004	$84,086	$38,041	$—	$286,131
Net losses and LAE	(98,826)	(50,705)	(20,069)	—	(169,600)
Commission expenses	(20,384)	(19,233)	(8,492)	265	(47,844)
Other operating expenses	(33,472)	(19,793)	(5,273)	—	(58,538)
Other underwriting income (expense)	110	—	176	(265)	21
Underwriting profit (loss)	$11,432	$(5,645)	$4,383	$—	$10,170
Net investment income				21,448	21,448
Net realized losses				(44)	(44)
Interest expense				(3,861)	(3,861)
Other income				1,047	1,047

Income (loss) before income taxes	$11,432	$(5,645)	$4,383	$18,590	$28,760
Income tax expense				(7,650)	(7,650)
Net income					$21,110

Losses and LAE ratio	60.3%	60.3%	52.8%		59.3%
Commission expense ratio	12.4%	22.9%	22.3%		16.7%
Other operating expense ratio (2)	20.3%	23.5%	13.4%		20.4%
Combined ratio	93.0%	106.7%	88.5%		96.4%

(1) - Includes Corporate segment intercompany eliminations.

(2) - Includes Other operating expenses and Other underwriting income (expense).

	Three Months Ended March 31, 2016
	U.S.	Int'l
amounts in thousands	Insurance	Insurance	GlobalRe	Corporate (1)	Total
Net earned premiums	$148,340	$78,008	$38,010	$—	$264,358
Net losses and LAE	(91,512)	(40,410)	(21,034)	—	(152,956)
Commission expenses	(14,855)	(15,355)	(7,745)	401	(37,554)
Other operating expenses	(33,761)	(21,771)	(5,277)	—	(60,809)
Other underwriting income (expense)	361	—	49	(401)	9
Underwriting profit	$8,573	$472	$4,003	$—	$13,048
Net investment income				19,594	19,594
Net realized gains				1,597	1,597
Interest expense				(3,858)	(3,858)
Other income				2,540	2,540

Income before income taxes	$8,573	$472	$4,003	$19,873	$32,921
Income tax expense				(9,989)	(9,989)
Net income					$22,932

Losses and LAE ratio	61.7%	51.8%	55.3%		57.9%
Commission expense ratio	10.0%	19.7%	20.4%		14.2%
Other operating expense ratio (2)	22.5%	27.9%	13.8%		23.0%
Combined ratio	94.2%	99.4%	89.5%		95.1%

(1) - Includes Corporate segment intercompany eliminations.

(2) - Includes Other operating expenses and Other underwriting income (expense).

U.S. Insurance

The following tables summarize our Underwriting profit (loss) by operating segment for our U.S. Insurance reporting segment for the three months ended March 31, 2017 and 2016:

	U.S. Insurance
	Three Months Ended March 31, 2017
amounts in thousands	Marine	P&C	Professional Liability	Total	% Change Total
Gross written premiums	$40,950	$170,634	$26,021	$237,605	12.8%
Ceded written premiums	(17,520)	(38,198)	(5,769)	(61,487)	12.8%
Net written premiums	23,430	132,436	20,252	176,118	12.8%

Net earned premiums	$22,694	$119,123	$22,187	$164,004	10.6%
Net losses and LAE	(13,775)	(71,749)	(13,302)	(98,826)	8.0%
Commission expenses	(1,472)	(15,366)	(3,546)	(20,384)	37.2%
Other operating expenses	(6,821)	(21,814)	(4,837)	(33,472)	(0.9%)
Other underwriting income	83	18	9	110	(69.5%)

Underwriting profit	$709	$10,212	$511	$11,432	33.3%

Losses and LAE ratio	60.7%	60.2%	60.0%	60.3%
Commission expense ratio	6.5%	12.9%	16.0%	12.4%
Other operating expense ratio (1)	29.7%	18.3%	21.7%	20.3%
Combined ratio	96.9%	91.4%	97.7%	93.0%

(1) - Includes Other operating expenses and Other underwriting income (expense).

	U.S. Insurance
	Three Months Ended March 31, 2016
amounts in thousands	Marine	P&C	Professional Liability	Total
Gross written premiums	$43,163	$141,278	$26,206	$210,647
Ceded written premiums	(17,647)	(30,507)	(6,343)	(54,497)
Net written premiums	25,516	110,771	19,863	156,150

Net earned premiums	$23,250	$109,159	$15,931	$148,340
Net losses and LAE	(9,775)	(71,597)	(10,140)	(91,512)
Commission expenses	(1,482)	(11,852)	(1,521)	(14,855)
Other operating expenses	(7,372)	(21,522)	(4,867)	(33,761)
Other underwriting income	79	268	14	361

Underwriting profit (loss)	$4,700	$4,456	$(583)	$8,573

Losses and LAE ratio	42.0%	65.6%	63.7%	61.7%
Commission expense ratio	6.4%	10.9%	9.5%	10.0%
Other operating expense ratio (1)	31.4%	19.4%	30.5%	22.5%
Combined ratio	79.8%	95.9%	103.7%	94.2%

(1) - Includes Other operating expenses and Other underwriting income (expense).

Gross Written Premiums

Gross written premiums increased $27.0 million for the three months ended March 31, 2017 as compared to the same period in 2016 driven by a $29.4 million increase in our P&C operating segment, partially offset by decreases in our Marine and Professional Liability operating segments of $2.2 million and $0.2 million, respectively.

The increase in our P&C operating segment was largely driven by increases in our Excess Casualty and Other P&C divisions, partially offset by a decrease in our Primary Casualty division. The increase in our Excess Casualty division was primarily comprised of an $18.3 million increase in our Specialty Wholesale Excess Casualty product related to increases in construction projects coverage. The increase in our Other P&C division was related to a $7.3 million increase in our Auto product due to new business production and strong rates on renewals and a $5.4 million increase in our Property product related to new business production. The decrease in our Primary Casualty division of $8.9 million was attributable to a decline in renewal business on low performing accounts.

Average renewal premium rates for our U.S. Insurance reporting segment for the three months ended March 31, 2017 decreased 0.1%, driven by a decrease of 0.6% within our P&C operating segment, partially offset by increases of 0.8% and 0.4% within our Marine and Professional Liability operating segments, respectively. The impact of the decrease in renewal rates within our P&C operating segment was offset by new business production.

Ceded Written Premiums

Ceded written premiums were $61.5 million and $54.5 million for the three months ended March 31, 2017 and 2016, respectively, with a consistent retention ratio of Net written premiums to Gross written premiums of 74.1% for both periods. An increase in this ratio in our Professional Liability operating segment due to a reduction in proportional reinsurance coverage that supports our D&O business was offset by changes in the mix of business within our P&C operating segment.

Net Earned Premiums

Net earned premiums increased $15.7 million for the three months ended March 31, 2017 as compared to the same period in 2016 primarily due to Gross written premium growth within our P&C operating segment, as well as a reduced level of proportional reinsurance within our Professional Liability operating segment.

Net Losses and LAE

The Net losses and LAE reserves as of March 31, 2017 and December 31, 2016 are as follows:

	U.S. Insurance
	As of March 31, 2017				As of December 31, 2016
amounts in thousands	Marine	P&C	Professional Liability	Total	Marine	P&C	Professional Liability	Total	Total % Change
Case reserves	$53,547	$192,160	$26,183	$271,890	$56,701	$201,368	$24,555	$282,624	(3.8%)
IBNR reserves	51,935	623,071	72,578	747,584	54,259	603,509	70,559	728,327	2.6%
Total	$105,482	$815,231	$98,761	$1,019,474	$110,960	$804,877	$95,114	$1,010,951	0.8%

The following tables present the impact of RRPs and reserve releases or (development/strengthening) on our Net losses and LAE ratio for the three months ended March 31, 2017 and 2016:

	U.S. Insurance
	Three Months Ended March 31, 2017				Three Months Ended March 31, 2016
			Professional				Professional		Point
	Marine	P&C	Liability	Total	Marine	P&C	Liability	Total	Change
Reported net losses and LAE ratio	60.7%	60.2%	60.0%	60.3%	42.0%	65.6%	63.7%	61.7%	(1.4)
RRPs	(1.3%)	0.0%	0.0%	(0.2%)	0.4%	0.0%	0.0%	0.1%	(0.3)
Additional net current AY reserve release/(development)	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%	0.0
Net prior AY reserve release/(strengthening)	(2.7%)	0.9%	0.0%	0.3%	16.2%	(1.0%)	0.0%	1.8%	(1.5)
Adjusted net losses and LAE ratio	56.7%	61.1%	60.0%	60.4%	58.6%	64.6%	63.7%	63.6%	(3.2)

For the three months ended March 31, 2017, our Reported net losses and LAE ratio decreased 1.4 points as compared to the same period in 2016. After adjusting for a $0.7 million increase in RRP expense, and a $2.2 million decrease in net prior AY reserve release, our Adjusted net losses and LAE ratio decreased 3.2 points as compared to the same period in 2016 primarily due to favorable performance in our P&C operating segment.

The Reported net losses and LAE ratio for our Marine operating segment increased 18.7 points as compared to the same period in 2016, primarily due to $0.6 million of net prior AY reserve strengthening due to large loss activity for the three months ended March 31, 2017 compared to $3.7 million of net prior AY reserve releases due to favorable loss emergence for the same period in 2016. Additionally, there was $0.5 million of RRP expense during the first quarter of 2017, compared to a RRP expense reversal of $0.2 million during the same period in 2016. After adjusting for net prior AY reserve strengthening and RRPs, the Adjusted net losses and LAE ratio decreased 1.9 points as compared to the same period in 2016 in response to favorable performance within certain key products.

The Reported net losses and LAE ratio for our P&C operating segment decreased 5.4 points as compared to the same period in 2016. This was due in part to $1.1 million of net prior AY reserve release driven by favorable loss emergence within our Environmental and Excess Casualty divisions as compared to $1.1 million net prior AY reserve strengthening reported for the same period in 2016.  After adjusting for the net prior AY reserve release/(strengthening), the Adjusted net losses and LAE ratio decreased 3.5 points as compared to the same period in 2016 in response to favorable performance across certain key divisions, coupled with changes in the mix of business.

Our Professional Liability Reported net losses and LAE Ratio decreased 3.7 points as compared to the same period in 2016, mostly due to a decrease in paid ULAE ratio.

Commission Expenses

The Commission expense ratio for the three months ended March 31, 2017 increased 2.4 points as compared to the same period in 2016 primarily due to a change in the mix of business within our P&C operating segment with growth in new business initiatives introduced over the past two years which carry higher commission rates, as well as the impact of the reduction in ceding commission due to less proportional reinsurance within our Professional Liability operating segment.

Other Operating Expenses

Other operating expenses for the three months ended March 31, 2017 decreased $0.3 million as compared to the same period in 2016, primarily due to a decrease in project specific information technology expenses.

Int’l Insurance

The following tables summarize our Underwriting profit (loss) by operating segment for our Int’l Insurance reporting segment for the three months ended March 31, 2017 and 2016:

	Int'l Insurance
	Three Months Ended March 31, 2017
amounts in thousands	Marine	P&C	Professional Liability	Total	% Change Total
Gross written premiums	$68,833	$40,368	$32,659	$141,860	(1.6%)
Ceded written premiums	(10,926)	(29,646)	(6,021)	(46,593)	33.2%
Net written premiums	57,907	10,722	26,638	95,267	(12.7%)

Net earned premiums	$37,495	$22,180	$24,411	$84,086	7.8%
Net losses and LAE	(20,601)	(15,869)	(14,235)	(50,705)	25.5%
Commission expenses	(9,541)	(3,742)	(5,950)	(19,233)	25.3%
Other operating expenses	(8,440)	(6,423)	(4,930)	(19,793)	(9.1%)
Other underwriting income (expense)	—	—	—	—	NM

Underwriting loss	$(1,087)	$(3,854)	$(704)	$(5,645)	NM

Losses and LAE ratio	54.9%	71.5%	58.3%	60.3%
Commission expense ratio	25.4%	16.9%	24.4%	22.9%
Other operating expense ratio (1)	22.6%	29.0%	20.2%	23.5%
Combined ratio	102.9%	117.4%	102.9%	106.7%

NM - Percentage change not meaningful

(1) - Includes Other operating expenses and Other underwriting income (expense).

	Int'l Insurance
	Three Months Ended March 31, 2016
amounts in thousands	Marine	P&C	Professional Liability	Total
Gross written premiums	$71,948	$44,046	$28,149	$144,143
Ceded written premiums	(11,089)	(17,229)	(6,653)	(34,971)
Net written premiums	60,859	26,817	21,496	109,172

Net earned premiums	$38,856	$21,209	$17,943	$78,008
Net losses and LAE	(20,088)	(11,216)	(9,106)	(40,410)
Commission expenses	(9,405)	(2,775)	(3,175)	(15,355)
Other operating expenses	(8,442)	(8,708)	(4,621)	(21,771)
Other underwriting income (expense)	—	—	—	—

Underwriting profit (loss)	$921	$(1,490)	$1,041	$472

Losses and LAE ratio	51.7%	52.9%	50.7%	51.8%
Commission expense ratio	24.2%	13.1%	17.7%	19.7%
Other operating expense ratio (1)	21.7%	41.0%	25.8%	27.9%
Combined ratio	97.6%	107.0%	94.2%	99.4%

(1) - Includes Other operating expenses and Other underwriting income (expense).

Gross Written Premiums

Gross written premiums decreased $2.3 million for the three months ended March 31, 2017 compared to the same period in 2016, driven by declines in our P&C and Marine operating segments of $3.7 million and $3.1 million, respectively, partially offset by an increase in our Professional Liability operating segment of $4.5 million.

The decrease in our P&C operating segment was primarily driven by a decline in our Property and Energy & Engineering divisions, partially offset by an increase in our Other P&C division. Our Property division decreased by $3.9 million related to strategic actions taken to exit our North American Property business. Our Energy & Engineering division decreased by $2.5 million primarily related to declines in our Offshore Energy products impacted by challenging market conditions and low oil prices. The increase in our Other P&C division of $2.0 million was attributable to growth in our Political Violence & Terrorism product.

The decrease in our Marine operating segment was largely due to declines in our Cargo, Marine Liability, and Specie products related to non-renewals, reduced line share and adjustments resulting from reduced exposures. These declines were partially offset by growth in our Hull and Protection & Indemnity (“P&I”) products driven by new business.

The increase in our Professional Liability operating segment was primarily driven by new business production in our E&O division.

Average renewal premium rates for our Int’l Insurance reporting segment for the three months ended March 31, 2017 decreased 1.8% compared to the same period in 2016. The decline for the three months was driven by decreases of 4.0%, 1.3% and 0.6% in our P&C, Marine and Professional Liability operating segments, respectively.

Ceded Written Premiums

Ceded written premiums were $46.6 million, or a retention ratio of 67.2% of Net written premiums to Gross written premiums for the three months ended March 31, 2017 compared to $35.0 million, or 75.7%, for the same period in 2016. The decrease in the retention ratio was primarily driven by a reinsurance arrangement to cede 100% of the unexpired risk on our North American Property business, effective January 1, 2017 within our P&C operating segment, as part of our strategic actions taken to exit this book of business. This decrease was partially offset by changes in our proportional reinsurance programs, most notably in Offshore Energy.

Net Earned Premiums

Net earned premiums increased $6.1 million for the three months ended March 31, 2017 compared to the same period in 2016, driven by the continued growth in our Professional Liability operating segment. An increase in gross earned premiums in our P&C operating segment related to the earning of higher levels of gross written premiums in prior periods, was partially offset by increased cessions related to our strategic actions taken to exit our North American Property business. Additionally, the increase in Net earned premiums was partially offset by a decrease in the business written in our Marine operating segment in recent periods.

Net Losses and LAE

The Net losses and LAE reserves as of March 31, 2017 and December 31, 2016 are as follows:

	Int'l Insurance
	As of March 31, 2017				As of December 31, 2016
amounts in thousands	Marine	P&C	Professional Liability	Total	Marine	P&C	Professional Liability	Total	Total % Change
Case reserves	$170,805	$74,807	$38,984	$284,596	$163,124	$66,496	$30,106	$259,726	9.6%
IBNR reserves	31,968	23,125	70,526	125,619	36,118	18,192	70,103	124,413	1.0%
Total	$202,773	$97,932	$109,510	$410,215	$199,242	$84,688	$100,209	$384,139	6.8%

The following tables present the impact of RRPs and reserve releases or (development/strengthening) on our Net losses and LAE ratio for three months ended March 31, 2017 and 2016:

	Int'l Insurance
	Three Months Ended March 31, 2017				Three Months Ended March 31, 2016
			Professional				Professional		Point
	Marine	P&C	Liability	Total	Marine	P&C	Liability	Total	Change
Reported net losses and LAE ratio	54.9%	71.5%	58.3%	60.3%	51.7%	52.9%	50.7%	51.8%	8.5
RRPs	(0.1%)	2.4%	0.0%	0.5%	(0.1%)	0.0%	0.0%	(0.0%)	0.5
Additional net current AY reserve development	(9.4%)	(2.3%)	0.0%	(4.8%)	0.0%	(8.7%)	0.0%	(2.4%)	(2.4)
Net prior AY reserve release/(strengthening)	0.9%	(22.4%)	(8.7%)	(7.9%)	0.4%	(4.7%)	0.0%	(1.1%)	(6.8)
Adjusted net losses and LAE ratio	46.3%	49.2%	49.6%	48.1%	52.0%	39.5%	50.7%	48.3%	(0.2)

For the three months ended March 31, 2017, our Reported net losses and LAE ratio increased 8.5 points as compared to the same period in 2016. After adjusting for a $0.7 million increase in RRP benefit, a $5.8 million increase in net prior AY reserve strengthening, and a $2.2 million increase in additional net current AY reserve development, our Adjusted net loss and LAE ratio remained relatively similar to the same period in 2016.

The Reported net losses and LAE ratio for our Marine operating segment increased 3.2 points as compared to the same period in 2016, primarily due to a $3.5 million increase in additional net current AY reserve development related to large loss activity within our P&I product, partially offset by a $0.2 million increase in net prior AY reserve release. After adjusting for net current AY reserve development, RRPs and net prior AY reserve release, the Adjusted net losses and LAE ratio decreased 5.7 points primarily due to changes in the mix of business.

The Reported net losses and LAE ratio for our P&C operating segment increased 18.6 points as compared to the same period in 2016, primarily due to a $3.8 million increase in net prior AY reserve strengthening due to continuing attritional loss development within our Property division, primarily resulting from late reported claims. This was partially offset by a $1.3 million decrease in additional net current AY reserve development, as well as a $0.7 million increase in RRP benefit. After adjusting for net prior AY reserve strengthening, additional net current AY reserve development, and RRP benefit, the Adjusted net losses and LAE ratio increased 9.7 points primarily due to the impact of additional ceded protection on Net earned premiums.

The Reported net losses and LAE ratio for our Professional Liability operating segment increased 7.6 points as compared to the same period in 2016, primarily due to a $2.1 million increase in net prior AY reserve strengthening largely due to three large losses within our D&O division.  After adjusting for net prior AY reserve strengthening, the Adjusted net losses and LAE ratio is relatively comparable to prior year.

Commission Expenses

The Commission expense ratio for the three months ended March 31, 2017 increased 3.2 points as compared to the same period in 2016. This is mainly due to changes in the mix of business predominately within our Professional Liability operating segment with increased growth in our E&O division and Warranties and Indemnity product which attract higher commission rates, and to a lesser extent, a $1.8 million increase in net profit commission expense mostly within our Professional Liability operating segment.

Other Operating Expenses

For the three months ended March 31, 2017, Other operating expenses decreased $2.0 million as compared to the same period in 2016 due to reduced employee expenses and favorable foreign exchange rates.

GlobalRe

The following tables summarize our Underwriting profit (loss) for our GlobalRe reporting segment for the three months ended March 31, 2017 and 2016:

	GlobalRe
	Three Months Ended March 31,
amounts in thousands	2017	2016	% Change
Gross written premiums	$70,840	$59,087	19.9%
Ceded written premiums	(5,062)	(4,589)	10.3%
Net written premiums	65,778	54,498	20.7%

Net earned premiums	$38,041	$38,010	0.1%
Net losses and LAE	(20,069)	(21,034)	(4.6%)
Commission expenses	(8,492)	(7,745)	9.6%
Other operating expenses	(5,273)	(5,277)	(0.1%)
Other underwriting income	176	49	NM

Underwriting profit	$4,383	$4,003	9.5%

Losses and LAE ratio	52.8%	55.3%
Commission expense ratio	22.3%	20.4%
Other operating expense ratio (1)	13.4%	13.8%
Combined ratio	88.5%	89.5%

NM - Percentage change not meaningful

(1) - Includes Other operating expenses and Other underwriting income.

Gross Written Premiums

Gross written premiums increased $11.8 million for the three months ended March 31, 2017, compared to the same period in 2016, primarily due to new business written in our P&C and A&H products. In addition, we have expanded our Professional Liability product to offer various assumed General, Umbrella and Auto Liability business, which further contributed to new business growth year over year.

Ceded Written Premiums

Ceded written premiums were $5.1 million, or a retention ratio of 92.9% of Net written premiums to Gross written premiums, for the three months ended March 31, 2017, compared to $4.6 million, or 92.2%, for the same period in 2016. The increase in the retention ratio was primarily due to changes in the mix of business.

Net Earned Premiums

Net earned premiums were comparable for the three months ended March 31, 2017 and March 31, 2016, as growth in our P&C and Professional Liability products were offset by decreases in production within our A&H product in recent periods.

Net Losses and LAE

The Net losses and LAE reserves as of March 31, 2017 and December 31, 2016 are as follows:

	GlobalRe
	As of
	March 31,	December 31,
amounts in thousands	2017	2016	% Change
Case reserves	$43,093	$47,505	(9.3%)
IBNR reserves	64,034	67,856	(5.6%)
Total	$107,127	$115,361	(7.1%)

The following tables present the impact of RRPs and reserve releases or (development/strengthening) on our Net losses and LAE ratio for the three months ended March 31, 2017 and 2016:

	GlobalRe
	Three Months Ended March 31,		Point
	2017	2016	Change
Reported net losses and LAE ratio	52.8%	55.3%	(2.5)
RRPs	0.3%	0.9%	(0.6)
Additional net current AY reserve development	(2.4%)	(1.6%)	(0.8)
Net prior AY reserve release/(strengthening)	(2.5%)	0.1%	(2.6)
Adjusted net losses and LAE ratio	48.2%	54.7%	(6.5)

Our Reported net losses and LAE ratio decreased by 2.5 points for the three months ended March 31, 2017 as compared to the same period in 2016. After adjusting for a $0.4 million decrease in RRP benefit, a $0.3 million increase in additional net current AY reserve development, and a $0.9 million increase in net prior AY reserve strengthening, primarily related to our A&H product, the Adjusted net losses and LAE ratio decreased 6.5 points. This decrease was primarily due to changes in the mix of business driven by reduced business earned in our A&H product.

Commission Expenses

For the three months ended March 31, 2017, the Commission expense ratio increased 1.9 points, compared to the same period in 2016, due to higher profit commission expense in our A&H product, as well as an increase in quota share business written in our Professional Liability product. This increase was partially offset by lower profit commission expense recognized in our Surety product.

Other Operating Expenses

For the three months ended March 31, 2017, Other operating expenses were comparable to the same period in 2016.

Capital Resources and Liquidity

Capital Resources

Our capital resources consist of funds deployed or available to be deployed to support our business operations.  As of March 31, 2017 and December 31, 2016, our capital resources were as follows:

	As of
amounts in thousands	March 31, 2017	December 31, 2016
Senior notes	$263,767	$263,728
Stockholders' equity	1,206,136	1,178,188
Total capitalization	$1,469,903	$1,441,916

Ratio of debt to total capitalization	17.9%	18.3%

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

NIC may pay dividends to our Parent Company out of its statutory earned surplus pursuant to statutory restrictions imposed under the New York insurance law.  As of March 31, 2017, the maximum amount available for the payment of dividends by NIC in 2017 without prior regulatory approval is $102.7 million.

NCUL, our wholly-owned corporate member at Lloyd’s, may pay dividends to our Parent Company up to the extent of available profits that have been distributed from the Syndicate.  As of March 31, 2017, that amount was $2.3 million (£1.9 million).

Senior Notes and Credit Facility

As of March 31, 2017, letters of credit with an aggregate face amount of 14.0 million Australian Dollars were outstanding under the credit facility with Barclays Bank PLC that we entered into on November 4, 2016 (the “Australian Facility”).

As of March 31, 2017, letters of credit with an aggregate face amount of $125.0 million and £60.0 million were outstanding under the credit facility with ING Bank N.V., London Branch, individually and as Administrative Agent for a syndicate of lenders, that we entered into on November 7, 2016 (the “Club Facility”) and we had an aggregate of $1.1 million of cash collateral posted.

As of March 31, 2017, there were no letters of credit outstanding under the credit facility with ING Bank N.V., London Branch, we entered into on November 20, 2015 and amended on November 7, 2016 (the “Bilateral Facility”).

As of March 31, 2017, our Company was in compliance with all covenants for our Senior notes, Australian Facility, Club Facility and Bilateral Facility.

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

Net cash provided by operating activities was $37.3 million for the three months ended March 31, 2017 compared to $42.9 million for the same period in 2016. Operating cash flows decreased from the prior year due to increased reinsurance payments associated with the strategic decision to cede 100% of the unexpired risk on our North American Property business effective January 1, 2017. Operating cash flows were positively impacted by increased premium collections and investment income received which were in excess of higher operating expenses paid to support our top line growth.

Net cash used in investing activities was $28.9 million for the three months ended March 31, 2017 compared to $36.7 million for the comparable period in 2016.  Fluctuations in cash used in investing activities are primarily due to changes in operating cash flows and the associated ongoing management of our investment portfolio. To a lesser extent investing cash flows for the three months ended March 31, 2017 were impacted by the sale of our insurance agency operations in Sweden and Denmark.

Net cash used in financing activities was $10.5 million for the three months ended March 31, 2017 compared with $3.4 million for the same period in 2016. The increase in cash used in financing activities is primarily related to increased tax withholding payments on vested stock compensation in 2017 as compared with 2016.

Investments

Our investment portfolio is invested primarily in publicly traded, investment grade, fixed income securities with an average credit quality of AA-/Aa3 as rated by S&P or Moody’s.  As of March 31, 2017, our portfolio had a duration of 3.8 years.  Management periodically projects cash flow of the investment portfolio and other sources in order to maintain the appropriate levels of liquidity in an effort to ensure our ability to satisfy claims.  As of March 31, 2017 and December 31, 2016, all Fixed maturities and Equity securities held by us were classified as available-for-sale.

The portfolio is externally managed by independent, professional investment managers and is broadly diversified across geographies, sectors, and issuers. The primary objectives are to maximize total investment return in the context of preserving and enhancing stockholder value and the statutory surplus of our regulated insurance companies.  As part of our overall investment strategy, we seek to build a tax efficient investment portfolio by maintaining an allocation to tax-exempt municipal bonds. The tax-exempt portion of our Fixed maturities portfolio at March 31, 2017 was 18.6% compared to 17.1% at December 31, 2016.  Additionally, substantially all of our equity portfolio is invested in tax efficient securities which qualify for the dividends received deduction.  The investments are subject to the oversight of the respective insurance companies’ Boards of Directors and the Finance Committee of our Parent Company’s Board of Directors.

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

The following table summarizes the composition of our available-for-sale investments at fair value:

	Fair Value as of
amounts in thousands	March 31, 2017	December 31, 2016	% Change
Fixed maturities:
U.S. Treasury bonds, agency bonds and foreign government bonds	$270,009	$273,776	(1.4%)
States, municipalities and political subdivisions	604,912	547,415	10.5%
Mortgage-backed and asset-backed securities:
Agency mortgage-backed securities	468,255	487,364	(3.9%)
Residential mortgage obligations	16,970	20,530	(17.3%)
Asset-backed securities	331,567	314,601	5.4%
Commercial mortgage-backed securities	147,353	154,139	(4.4%)
Subtotal	$964,145	$976,634	(1.3%)
Corporate exposures	856,211	838,057	2.2%
Total fixed maturities	$2,695,277	$2,635,882	2.3%
Equity securities:
Common stocks	$169,905	$164,087	3.5%
Preferred stocks	192,309	185,055	3.9%
Total Equity securities	$362,214	$349,142	3.7%
Short-term investments	123,846	143,539	(13.7%)
Total investments	$3,181,337	$3,128,563	1.7%

Invested assets increased from December 31, 2016  due to positive cash flow from operations, a decrease in Treasury rates and a rally in the equity markets which resulted in increased unrealized gains.  Operating cash flows were primarily directed to asset-backed securities, corporate exposures and municipal bonds.  Corporate exposures and Equity securities benefitted from a rally in the treasury and equity markets which resulted in increased unrealized gains for these asset classes.  The decrease in short-term investments is due to the maturity of Treasury bills with the proceeds reinvested in longer term Fixed maturities.

The following table sets forth the amount of our Fixed maturities as of March 31, 2017 by S&P credit rating or, if an S&P rating is not available, the equivalent Moody’s rating. The total rating is the weighted average quality rating for the Fixed maturities portfolio as a whole.

		As of March 31, 2017
amounts in thousands	Rating	Fair Value	Amortized Cost
Rating description:
Extremely strong	AAA	$425,252	$425,422
Very strong	AA	1,132,182	1,126,403
Strong	A	697,185	694,053
Adequate	BBB	341,795	337,055
Speculative	BB & Below	96,863	93,542
Not Rated	NR	2,000	2,000
Total	AA-	$2,695,277	$2,678,475

The following table sets forth the composition of the non-government guaranteed Fixed maturities categorized by asset class and generally equivalent S&P and Moody’s ratings (not all securities in our portfolio are rated by both S&P and Moody’s) as of March 31, 2017:

	As of March 31, 2017
amounts in thousands	AAA	AA	A	BBB	BB and below	Not Rated	Fair Value	Amortized Cost
Municipal bonds	$49,949	$398,488	$134,461	$22,014	$—	$—	$604,912	$594,493
Agency residential mortgage-backed	—	468,255	—	—	—	—	468,255	471,448
Residential mortgage-backed	9,014	1,389	75	1,182	5,310	—	16,970	16,568
Asset-backed	156,757	31,974	112,585	28,251	—	2,000	331,567	330,866
Commercial mortgage-backed	92,860	38,175	16,318	—	—	—	147,353	146,526
Corporate exposures	11,903	60,551	401,855	290,349	91,553	—	856,211	847,004
Total	$320,483	$998,832	$665,294	$341,796	$96,863	$2,000	$2,425,268	$2,406,905

The following table sets forth our U.S. Treasury bonds, agency bonds and foreign government bonds, as well as our state, municipality and political subdivision bond holdings by type:

	As of March 31, 2017
amounts in thousands	Fair Value	Amortized Cost
U.S. Treasury bonds, agency bonds and foreign government bonds:
U.S. Treasury bonds	$47,903	$47,077
Agency bonds	75,556	75,005
Foreign government bonds	146,550	149,488
Total U.S. Treasury bonds, agency bonds and foreign government bonds	$270,009	$271,570

States, municipalities and political subdivisions:
General obligation	$153,444	$151,233
Prerefunded	25,265	24,460
Revenue	321,524	314,356
Taxable	104,679	104,444
Total states, municipalities and political subdivisions	$604,912	$594,493

As of March 31, 2017, we own $50.3 million of municipal securities, which are credit enhanced by various financial guarantors that have an average underlying credit rating of AA-.

The following table sets forth our agency mortgage-backed securities (“AMBS”) issued by the Government National Mortgage Association (“GNMA”), Federal National Mortgage Association (“FNMA”) and Federal Home Loan Mortgage Corporation (“FHLMC”) and the quality category (prime, Alternative A-paper (“Alt-A”) and Non-U.S. RMBS) for residential mortgage-backed securities (“RMBS”) as of March 31, 2017:

	As of March 31, 2017
amounts in thousands	Fair Value	Amortized Cost
AMBS:
GNMA	$52,376	$51,271
FNMA	296,201	299,496
FHLMC	119,678	120,681
Total agency mortgage-backed securities	$468,255	$471,448

RMBS:
Prime	$6,892	$6,577
Alt-A	1,064	978
Non-U.S. RMBS	9,014	9,013
Total residential mortgage-backed securities	$16,970	$16,568

We analyze our mortgage-backed securities by credit quality of the underlying collateral distinguishing between the securities issued by FNMA, FHLMC and GNMA, which are federal government sponsored entities, and non-agency backed securities broken out by prime, Alt-A and Non-U.S. collateral.  The securities issued by FNMA and FHLMC are the obligations of each respective entity.  The U.S. Department of the Treasury has agreed to provide support to FNMA and FHLMC under a Preferred Stock Purchase Agreement by committing to make quarterly payments to these enterprises, if needed, to maintain a zero net worth.

Prime collateral consists of mortgages or other collateral from the most creditworthy borrowers.  Alt-A collateral consists of mortgages or other collateral from borrowers, which have a risk potential greater than prime but less than subprime.  The subprime collateral consists of mortgages or other collateral from borrowers with low credit ratings.  We have no exposure to subprime RMBS at March 31, 2017. Such prime, subprime and Alt-A categories are as defined by S&P.

Details of the collateral of our asset-backed securities portfolio as of March 31, 2017 are presented below:

	As of March 31, 2017
amounts in thousands	Fair Value	Amortized Cost
Auto loans	$46,025	$45,983
Aircraft	21,292	20,914
Consumer loans	32,629	32,402
Credit cards	25,369	25,281
Collateralized loan obligations	106,294	106,351
Time share	45,616	45,865
Miscellaneous	54,342	54,070
Total asset-backed securities	$331,567	$330,866

Details of our corporate exposures portfolio as of March 31, 2017 are presented below:

	As of March 31, 2017
amounts in thousands	Fair Value	Amortized Cost
Corporate exposures:
Corporate bonds	$727,426	$722,778
Hybrid bonds	100,512	97,029
Redeemable preferred Stocks	28,273	27,197
Total corporate exposures:	$856,211	$847,004

We hold non-sovereign securities where the issuer is located in the Euro Area, an economic and monetary union of certain member states within the European Union, that have adopted the Euro as their common currency. As of March 31, 2017, the fair value of such securities was $98.6 million, with an amortized cost of $98.7 million, representing 3.2% of our total Fixed maturities and equity portfolio. Our largest exposure is in the Netherlands with a total of $34.1 million followed by France with a total of $31.2 million.  We have no direct exposure to Greece, Portugal, Italy or Spain within the Euro Area as of March 31, 2017.

The following table summarizes the gross unrealized investment losses as of March 31, 2017 by length of time where the fair value was less than 80% of amortized cost:

	As of March 31, 2017
	Fixed	Equity
amounts in thousands	Maturities	Securities	Total
Less than twelve months	$—	$—	$—
Twelve months or longer	588	—	588
Total	$588	$—	$588

The twelve months or longer unrealized loss of $0.6 million is due to unfavorable foreign exchange movement in our Canadian portfolio.

Our Company had two credit related OTTI losses totaling $1.1 million during the three months ended March 31, 2017.   Our Company did not have any OTTI credit losses during the three months ended March 31, 2016.

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

Critical Accounting Estimates

Our Company’s Annual Report on Form 10-K for the year ended December 31, 2016 discloses our critical accounting estimates (refer to Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Estimates).

We believe the items that require the most subjective and complex estimates involve the reporting of:

•	Reserves for losses and LAE (including losses that have occurred but were not reported to us by the financial reporting date);
•	Reinsurance recoverables, including a provision for uncollectible reinsurance;
•	Written and unearned premiums;
•	The recoverability of deferred tax assets;
•	The impairment of investment securities; and
•	Valuation of invested assets

We believe that the critical accounting estimates discussion in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2016, continues to describe the significant estimates and judgements included in the preparation of our Consolidated Financial Statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Refer to Item 7A included in our Company’s 2016 Annual Report on Form 10-K. There have been no material changes to this item since December 31, 2016.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

In the ordinary course of conducting business, our subsidiaries are involved in various legal proceedings, either indirectly as insurers for parties or directly as defendants. Most of these proceedings consist of claims litigation involving our subsidiaries as either: (a) liability insurers defending or providing indemnity for third party claims brought against insureds or (b) insurers defending first party coverage claims brought against us. Our Company accounts for such activity through the establishment of unpaid losses and LAE reserves. Our Company’s management believes that our ultimate liability, if any, with respect to such ordinary-course claims litigation, after consideration of provisions made for potential losses and cost of defense, will not be material to the consolidated financial condition, results of operations, or cash flows of our Company.

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

Item 1A. Risk Factors

There have been no material changes from the risk factors as previously disclosed in our Company’s 2016 Annual Report on Form 10-K.

On March 29, 2017, the Prime Minister of the U.K. provided formal notification to the E.U. of the U.K’s intent to exit the E.U. The notification started the two-year process of negotiation between the U.K. and the E.U. to conclude the terms of the U.K’s exit. Please refer to the risk factor titled “The withdrawal of the U.K. from the E.U. could have a material adverse effect on our business, business opportunities, results of operations, financial condition and cash flows.” in our 2016 Annual Report on Form 10-K for additional information on the impact of such an event on our Company.

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

The Navigators Group, Inc.
(Company)

Dated: May 5, 2017	By:	/s/ Ciro M. DeFalco
Ciro M. DeFalco
Executive Vice President and Chief Financial Officer

Index to Exhibits

Exhibit No.	Description of Exhibit

11-1	Computation of Per Share Earnings	*

31-1	Certification of CEO per Section 302 of the Sarbanes-Oxley Act	*

31-2	Certification of CFO per Section 302 of the Sarbanes-Oxley Act	*

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