Form 10-Q
period 2017-06-30
NAVIGATORS GROUP INC
filed 2017-08-04
CIK 793547

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2017

or

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

The number of common shares outstanding as of July 28, 2017 was 29,498,176.

THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES

INDEX

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2017	2016
amounts in thousands, except per share amounts	(Unaudited)
ASSETS
Investments:
Fixed Maturities, available-for-sale, at fair value (amortized cost: 2017: $2,715,910; 2016: $2,628,225)	$2,750,404	$2,635,882
Equity Securities, available-for-sale, at fair value (cost: 2017: $312,511; 2016: $327,911)	352,062	349,142
Other Invested Assets	1,781	1,960
Short-Term Investments, at fair value (amortized cost: 2017: $130,598; 2016: $143,451)	130,881	143,539
Total Investments	$3,235,128	$3,130,523
Cash	69,222	64,643
Premiums Receivable	423,767	306,686
Prepaid Reinsurance Premiums	238,359	213,377
Reinsurance Recoverable on Paid Losses	67,567	82,582
Reinsurance Recoverable on Unpaid Losses and Loss Adjustment Expenses	782,864	779,276
Deferred Policy Acquisition Costs	132,796	119,660
Accrued Investment Income	18,196	17,315
Goodwill and Other Intangible Assets	6,499	6,451
Current Income Tax Receivable, Net	16,113	20,556
Deferred Income Tax, Net	15,430	20,938
Other Assets	57,953	52,030
Total Assets	$5,063,894	$4,814,037
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Reserves for Losses and Loss Adjustment Expenses	$2,346,327	$2,289,727
Unearned Premiums	1,002,855	887,344
Reinsurance Balances Payable	125,357	108,980
Senior Notes	263,806	263,728
Payable for Investments Purchased	12,000	—
Accounts Payable and Other Liabilities	69,381	86,070
Total Liabilities	$3,819,726	$3,635,849
Stockholders' Equity: (1)
Preferred Stock ($.10 par value per share, authorized 1,000 shares, none issued)	$—	$—
Common Stock ($.10 par value per share, authorized 50,000 shares, issued 36,498 shares for 2017 and 36,147 shares for 2016)	3,647	3,612
Additional Paid-In Capital	371,410	373,983
Treasury Stock, at cost (7,023 shares for 2017 and 2016)	(155,801)	(155,801)
Retained Earnings	986,039	947,519
Accumulated Other Comprehensive Income	38,873	8,875
Total Stockholders' Equity	$1,244,168	$1,178,188
Total Liabilities and Stockholders' Equity	$5,063,894	$4,814,037

(1) - We completed a two-for-one stock split on January 20, 2017. All share and per share data prior to January 20, 2017 has been retroactively restated on a post-split basis.

See accompanying Notes to Interim Consolidated Financial Statements.

THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
amounts in thousands, except per share amounts	2017	2016	2017	2016
Gross Written Premiums	$452,179	$412,565	$902,484	$826,442
Revenues:
Net Written Premiums	333,282	306,535	670,445	626,355
Change in Unearned Premiums	(39,447)	(38,543)	(90,479)	(94,005)
Net Earned Premiums	$293,835	$267,992	$579,966	$532,350
Net Investment Income	22,265	19,875	43,713	39,469
Total Other-Than-Temporary Impairment Losses	29	(162)	(1,048)	(271)
Portion of Loss Recognized in Other Comprehensive Income (Before Tax)	(29)	12	(45)	121
Net Other-Than-Temporary Impairment Losses Recognized in Earnings	—	(150)	(1,093)	(150)
Net Realized Gains	1,694	1,960	2,743	3,557
Other Income (Loss)	(411)	4,430	657	6,979
Total Revenues	$317,383	$294,107	$625,986	$582,205

Expenses:
Net Losses and Loss Adjustment Expenses	$177,110	$167,206	$346,710	$320,162
Commission Expenses	48,173	40,726	96,017	78,280
Other Operating Expenses	60,766	59,074	119,304	119,883
Interest Expense	3,861	3,858	7,722	7,716
Total Expenses	$289,910	$270,864	$569,753	$526,041

Income Before Income Taxes	$27,473	$23,243	$56,233	$56,164
Income Tax Expense	6,971	7,053	14,621	17,042

Net Income	$20,502	$16,190	$41,612	$39,122

Net Income per Common Share: (1)
Basic	$0.70	$0.56	$1.42	$1.35
Diluted	$0.69	$0.54	$1.39	$1.31

Average Common Shares Outstanding: (1)
Basic	29,470	29,074	29,377	29,029
Diluted	29,918	29,953	29,897	29,884

Cash Dividends Declared per Common Share	$0.06	$0.045	$0.105	$0.045

(1) - We completed a two-for-one stock split on January 20, 2017. All share and per share data prior to January 20, 2017 has been retroactively restated on a post-split basis.

See accompanying Notes to Interim Consolidated Financial Statements.

THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended June 30,
amounts in thousands	2017	2016
Net Income	$20,502	$16,190
Other Comprehensive Income (Loss):
Change in Net Unrealized Gains on Investments:
Unrealized Gains on Investments arising during the period, net of Deferred Tax of $(7,907) and $(12,788) in 2017 and 2016, respectively	14,684	23,751
Reclassification adjustment for Net Realized Gains included in Net Income net of Deferred Tax of $157 and $178 in 2017 and 2016, respectively	(291)	(331)
Change in Net Unrealized Gains on Investments	$14,393	$23,420
Change in Other-Than-Temporary Impairments
Non Credit Other-Than-Temporary Impairments arising during the period, net of Deferred Tax of $(10) and $4 in 2017 and 2016, respectively	19	(8)
Reclassification Adjustment for Other-Than-Temporary Impairment Credit Losses Recognized in Net Income net of Deferred Tax of $0 and $(603) in 2017 and 2016, respectively	—	1,119
Change in Other-Than-Temporary Impairments	$19	$1,111
Change in Foreign Currency Translation Gains (Losses), net of Deferred Tax of $(423) and $2,963 in 2017 and 2016, respectively	785	(5,493)
Other Comprehensive Income	$15,197	$19,038
Comprehensive Income	$35,699	$35,228

	Six Months Ended June 30,
amounts in thousands	2017	2016
Net Income	$41,612	$39,122
Other Comprehensive Income (Loss):
Change in Net Unrealized Gains on Investments:
Unrealized Gains on Investments arising during the period, net of Deferred Tax of $(15,433) and $(24,239) in 2017 and 2016, respectively	28,661	45,018
Reclassification adjustment for Net Realized Losses included in Net Income net of Deferred Tax of $(215) and $(760) in 2017 and 2016, respectively	399	1,411
Change in Net Unrealized Gains on Investments	$29,060	$46,429
Change in Other-Than-Temporary Impairments
Non Credit Other-Than-Temporary Impairments arising during the period, net of Deferred Tax of $(16) and $42 in 2017 and 2016, respectively	29	(79)
Reclassification Adjustment for Other-Than-Temporary Impairment Credit Losses Recognized in Net Income net of Deferred Tax of $(209) and $(709) in 2017 and 2016, respectively	389	1,316
Change in Other-Than-Temporary Impairments	$418	$1,237
Change in Foreign Currency Translation Gains (Losses), net of Deferred Tax of $(280) and $3,146 in 2017 and 2016, respectively	520	(5,840)
Other Comprehensive Income	$29,998	$41,826
Comprehensive Income	$71,610	$80,948

See accompanying Notes to Interim Consolidated Financial Statements.

THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (Unaudited)

			Additional				Accumulated Other	Total
	Common Stock		Paid-in	Treasury Stock		Retained	Comprehensive	Stockholders'
amounts in thousands	Shares(1)	Amount	Capital	Shares(1)	Amount	Earnings	Income (Loss)	Equity
Balance, December 31, 2016	36,147	$3,612	$373,983	7,023	$(155,801)	$947,519	$8,875	$1,178,188
Net Income	—	—	—	—	—	41,612	—	41,612
Dividends Declared	—	—	—	—	—	(3,092)	—	(3,092)
Changes in Comprehensive Income:
Change in Net Unrealized Gain on Investments	—	—	—	—	—	—	29,060	29,060
Change in Net Non-Credit Other-Than- Temporary Impairment Losses	—	—	—	—	—	—	418	418
Change in Foreign Currency Translation Gain	—	—	—	—	—	—	520	520
Total Comprehensive Income	—	—	—	—	—	—	29,998	29,998
Shares Issued(2)	351	35	(11,719)	—	—	—	—	(11,684)
Share-Based Compensation	—	—	9,146	—	—	—	—	9,146
Balance, June 30, 2017	36,498	$3,647	$371,410	7,023	$(155,801)	$986,039	$38,873	$1,244,168

(1) - We completed a two-for-one stock split on January 20, 2017. All share data prior to January 20, 2017 has been retroactively restated on a post-split basis.

(2) - Includes shares issued under the Second Amended and Restated 2005 Stock Incentive Plan to Directors and the Employee Stock Purchase Plan.

See accompanying Notes to Interim Consolidated Financial Statements.

THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended June 30,
amounts in thousands	2017	2016
Operating Activities:
Net Income	$41,612	$39,122
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation & Amortization	2,411	2,816
Share-Based Compensation	9,146	9,409
Deferred Income Taxes	(10,793)	(3,076)
Net Realized Gains	(2,743)	(3,557)
Net Other-Than-Temporary Impairments Recognized in Earnings	1,093	150
Non-Cash Foreign Exchange Gains	(1,137)	(6,983)
Changes in Assets And Liabilities:
Reinsurance Recoverable on Paid and Unpaid Losses and Loss Adjustment Expenses	13,107	(19,743)
Reserves for Losses and Loss Adjustment Expenses	52,063	77,812
Prepaid Reinsurance Premiums	(24,982)	10,174
Unearned Premiums	115,511	83,831
Premiums Receivable	(116,689)	(92,004)
Deferred Policy Acquisition Costs	(13,137)	(21,411)
Accrued Investment Income	(881)	(176)
Reinsurance Balances Payable	16,145	22,497
Current Income Tax Payable, Net	7,175	3,748
Other	(14,997)	15,885
Net Cash Provided by Operating Activities	$72,904	$118,494

Investing Activities:
Fixed Maturities
Redemptions and Maturities	$165,690	$127,952
Sales	95,240	225,363
Purchases	(356,970)	(515,752)
Equity Securities
Sales	39,487	28,189
Purchases	(21,022)	(37,898)
Change in Payable for Securities	12,028	47,062
Net Change in Short-Term Investments	12,649	74,399
Purchase of Property and Equipment	(2,098)	(3,422)
Net Cash Used in Investing Activities	$(54,996)	$(54,107)

Financing Activities:
Proceeds of Stock Issued From Employee Stock Purchase Plan	$1,147	$867
Payment of Employee Tax Withholding on Stock Compensation	(13,189)	(4,914)
Dividends Paid	(3,092)	—
Net Cash Used in Financing Activities	$(15,134)	$(4,047)

Effect of Exchange Rate on Cash	$1,805	$(8,373)

Change in Cash	$4,579	$51,967
Cash at Beginning of Year	64,643	69,901
Cash at End of Period	$69,222	$121,868

Supplemental Information:
Income Taxes Paid, Net	$21,445	$14,950
Interest Paid	$7,619	$7,619
Issuance of Stock to Directors	$578	$633
Dividends Declared and Unpaid	$—	$1,309

See accompanying Notes to Interim Consolidated Financial Statements.

THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES

Notes to Interim Consolidated Financial Statements (Unaudited)

NOTE 1.  ORGANIZATION & SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Unless the context requires otherwise, the terms “we,” “us,” “our” or “our Company” are used to mean The Navigators Group, Inc., a Delaware holding company established in 1982, and its subsidiaries. The term “Parent Company” is used to mean The Navigators Group, Inc. without its subsidiaries.

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

We operate through various wholly-owned insurance and service companies. Our subsidiaries domiciled in the United States (“U.S.”) include two insurance companies, Navigators Insurance Company (“NIC”) and Navigators Specialty Insurance Company (“NSIC”), as well as our U.S. underwriting agency, Navigators Management Company (“NMC”). NIC includes a branch in the United Kingdom (“U.K”). We also have operations domiciled in the U.K., Hong Kong and Europe. Navigators International Insurance Company Ltd. (“NIIC”), Navigators Management (U.K.) Ltd. (“NMUK”) and Navigators Underwriting Ltd. (“NUL”) are domiciled in the U.K. and NUL includes European branches. Navigators Underwriting Agency Ltd. (“NUAL”), a Lloyd’s of London (“Lloyd’s”) underwriting agency, manages and provides the capital, through Navigators Corporate Underwriters Ltd. (“NCUL”), for our Lloyd’s Syndicate 1221 (the “Syndicate”), and is also domiciled in the U.K. We control 100% of the Syndicate’s stamp capacity.

Effective January 1, 2017, we sold our underwriting agency operations in Sweden and Denmark. The transaction represented a 100% disposition of our Sweden and Denmark corporations, NUAL AB and Navigators A/S, respectively. This transaction did not have a material impact on our financial statements.

Basis of Presentation

The Consolidated Balance Sheet at June 30, 2017 and the Consolidated Statements of Income, Comprehensive Income, Stockholders’ Equity and Cash Flows for the periods ended June 30, 2017 and 2016 are unaudited. The Balance Sheet at December 31, 2016 is derived from our audited Financial Statements. The accompanying Interim Consolidated Financial Statements reflect all adjustments, which, in the opinion of management, are necessary to fairly present the results of our Company for the interim periods presented on the basis of U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the U.S. Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. All significant intercompany transactions and balances have been eliminated in consolidation. The preparation of these Financial Statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the Financial Statements and the reported revenues and expenses during the reporting periods. The results of operations for any interim period are not necessarily indicative of results for the full year. The Interim Consolidated Financial Statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2016. Certain amounts for the prior period have been reclassified to conform with the current period presentation.

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

Starting in the first quarter of 2017, excess tax benefits related to the vesting of stock compensation were recognized as a reduction to Income Tax Expense rather than as an increase to Additional Paid-In Capital as a result of the adoption of the Accounting Standards Update (“ASU”) 2016-09 (see section New Accounting Standards Adopted in 2017 of this footnote for further information on the adoption of this standard).

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

Transition to Equity Method of Accounting

Effective January 1, 2017, our Company adopted the ASU 2016-07, “Simplifying the Transition to the Equity Method of Accounting” issued by the FASB. This guidance eliminates the requirement to retrospectively apply equity method accounting when an investment that had been accounted for by another method initially qualifies for the equity method. Our Company did not have any investments transitioning to the equity method of accounting during the six months ended June 30, 2017. The adoption of this guidance did not impact our results of operations, financial condition or liquidity.

Share-Based Compensation Modification Accounting

During the second quarter of 2017, our Company early adopted the ASU 2017-09, “Scope of Modification Accounting” issued by the FASB. This guidance clarifies when changes to the terms or conditions of a share-based award must be accounted for as modifications. Under the new guidance, modification accounting is required if the value, vesting conditions or classification of the award changes. This guidance will be applied prospectively to awards modified on or after the adoption date. The adoption of this guidance did not impact our results of operations, financial condition or liquidity.

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

The performance of our investment portfolios, our liquidity and capital resource needs, our foreign currency exposure and our tax planning strategies are evaluated on a consolidated basis within our Corporate segment. We do not allocate our assets by underwriting segment as we evaluate the underwriting results of these segments separately from the results of our investments portfolio.

Financial data by segment for the three and six months ended June 30, 2017 and 2016 was as follows:

	Three Months Ended June 30, 2017
	U.S.	Int'l
amounts in thousands	Insurance	Insurance	GlobalRe	Corporate (1)	Total
Net Earned Premiums	$167,087	$82,100	$44,648	$—	$293,835
Net Losses and LAE	(105,270)	(44,095)	(27,745)	—	(177,110)
Commission Expenses	(20,460)	(19,001)	(8,970)	258	(48,173)
Other Operating Expenses	(33,140)	(22,506)	(5,120)	—	(60,766)
Other Underwriting Income (Expense)	100	—	169	(258)	11
Underwriting Profit (Loss)	$8,317	$(3,502)	$2,982	$—	$7,797
Net Investment Income				22,265	22,265
Net Realized Gains				1,694	1,694
Interest Expense				(3,861)	(3,861)
Other Loss				(422)	(422)

Income (Loss) Before Income Taxes	$8,317	$(3,502)	$2,982	$19,676	$27,473
Income Tax Expense				(6,971)	(6,971)
Net Income					$20,502

Losses and LAE Ratio	63.0%	53.7%	62.1%		60.3%
Commission Expense Ratio	12.2%	23.1%	20.1%		16.4%
Other Operating Expense Ratio (2)	19.8%	27.5%	11.1%		20.6%
Combined Ratio	95.0%	104.3%	93.3%		97.3%

(1) - Includes Corporate segment intercompany eliminations.

(2) - Includes Other Operating Expenses and Other Underwriting Income (Expense).

	Three Months Ended June 30, 2016
	U.S.	Int'l
amounts in thousands	Insurance	Insurance	GlobalRe	Corporate (1)	Total
Net Earned Premiums	$152,384	$77,833	$37,775	$—	$267,992
Net Losses and LAE	(93,428)	(48,066)	(25,712)	—	(167,206)
Commission Expenses	(16,894)	(16,821)	(7,492)	481	(40,726)
Other Operating Expenses	(31,570)	(23,043)	(4,461)	—	(59,074)
Other Underwriting Income (Expense)	342	—	203	(481)	64
Underwriting Profit (Loss)	$10,834	$(10,097)	$313	$—	$1,050
Net Investment Income				19,875	19,875
Net Realized Gains				1,810	1,810
Interest Expense				(3,858)	(3,858)
Other Income				4,366	4,366

Income (Loss) Before Income Taxes	$10,834	$(10,097)	$313	$22,193	$23,243
Income Tax Expense				(7,053)	(7,053)
Net Income					$16,190

Losses and LAE Ratio	61.3%	61.8%	68.1%		62.4%
Commission Expense Ratio	11.1%	21.6%	19.8%		15.2%
Other Operating Expense Ratio (2)	20.5%	29.6%	11.3%		22.0%
Combined Ratio	92.9%	113.0%	99.2%		99.6%

(1) - Includes Corporate segment intercompany eliminations.

(2) - Includes Other Operating Expenses and Other Underwriting Income (Expense).

	Six Months Ended June 30, 2017
	U.S.	Int'l
amounts in thousands	Insurance	Insurance	GlobalRe	Corporate (1)	Total
Net Earned Premiums	$331,091	$166,186	$82,689	$—	$579,966
Net Losses and LAE	(204,096)	(94,800)	(47,814)	—	(346,710)
Commission Expenses	(40,844)	(38,234)	(17,462)	523	(96,017)
Other Operating Expenses	(66,612)	(42,299)	(10,393)	—	(119,304)
Other Underwriting Income (Expense)	210	—	345	(523)	32
Underwriting Profit (Loss)	$19,749	$(9,147)	$7,365	$—	$17,967
Net Investment Income				43,713	43,713
Net Realized Gains				1,650	1,650
Interest Expense				(7,722)	(7,722)
Other Income				625	625

Income (Loss) Before Income Taxes	$19,749	$(9,147)	$7,365	$38,266	$56,233
Income Tax Expense				(14,621)	(14,621)
Net Income					$41,612

Losses and LAE Ratio	61.6%	57.0%	57.8%		59.8%
Commission Expense Ratio	12.3%	23.0%	21.1%		16.6%
Other Operating Expense Ratio (2)	20.1%	25.5%	12.2%		20.5%
Combined Ratio	94.0%	105.5%	91.1%		96.9%

(1) - Includes Corporate segment intercompany eliminations.

(2) - Includes Other Operating Expenses and Other Underwriting Income (Expense).

	Six Months Ended June 30, 2016
	U.S.	Int'l
amounts in thousands	Insurance	Insurance	GlobalRe	Corporate (1)	Total
Net Earned Premiums	$300,724	$155,841	$75,785	$—	$532,350
Net Losses and LAE	(184,940)	(88,476)	(46,746)	—	(320,162)
Commission Expenses	(31,749)	(32,176)	(15,237)	882	(78,280)
Other Operating Expenses	(65,331)	(44,814)	(9,738)	—	(119,883)
Other Underwriting Income (Expense)	703	—	252	(882)	73
Underwriting Profit (Loss)	$19,407	$(9,625)	$4,316	$—	$14,098
Net Investment Income				39,469	39,469
Net Realized Gains				3,407	3,407
Interest Expense				(7,716)	(7,716)
Other Income				6,906	6,906

Income (Loss) Before Income Taxes	$19,407	$(9,625)	$4,316	$42,066	$56,164
Income Tax Expense				(17,042)	(17,042)
Net Income					$39,122

Losses and LAE Ratio	61.5%	56.8%	61.7%		60.1%
Commission Expense Ratio	10.6%	20.6%	20.1%		14.7%
Other Operating Expense Ratio (2)	21.4%	28.8%	12.5%		22.6%
Combined Ratio	93.5%	106.2%	94.3%		97.4%

(1) - Includes Corporate segment intercompany eliminations.

(2) - Includes Other Operating Expenses and Other Underwriting Income (Expense).

Revenue by operating segment for the three and six months ended June 30, 2017 and 2016 was as follows:

	Three Months Ended June 30, 2017				Three Months Ended June 30, 2016				% Change
amounts in thousands	Gross Written Premiums	Ceded Written Premiums	Net Written Premiums	Net Earned Premiums	Gross Written Premiums	Ceded Written Premiums	Net Written Premiums	Net Earned Premiums	Gross Written Premiums	Ceded Written Premiums	Net Written Premiums	Net Earned Premiums
U.S. Insurance
Marine	$41,687	$(19,451)	$22,236	$21,812	$46,187	$(18,540)	$27,647	$24,921	(9.7%)	4.9%	(19.6%)	(12.5%)
P&C	187,492	(51,147)	136,345	121,226	168,654	(36,768)	131,886	110,212	11.2%	39.1%	3.4%	10.0%
Professional Liability	28,007	(3,259)	24,748	24,049	29,083	(7,310)	21,773	17,251	(3.7%)	(55.4%)	13.7%	39.4%
Total	$257,186	$(73,857)	$183,329	$167,087	$243,924	$(62,618)	$181,306	$152,384	5.4%	17.9%	1.1%	9.6%

Int'l Insurance
Marine	$49,597	$(12,536)	$37,061	$39,525	$41,147	$(9,554)	$31,593	$36,096	20.5%	31.2%	17.3%	9.5%
P&C	46,663	(20,362)	26,301	23,337	63,002	(24,465)	38,537	23,815	(25.9%)	(16.8%)	(31.8%)	(2.0%)
Professional Liability	34,933	(10,911)	24,022	19,238	31,591	(7,891)	23,700	17,922	10.6%	38.3%	1.4%	7.3%
Total	$131,193	$(43,809)	$87,384	$82,100	$135,740	$(41,910)	$93,830	$77,833	(3.3%)	4.5%	(6.9%)	5.5%

GlobalRe	$63,800	$(1,231)	$62,569	$44,648	$32,901	$(1,502)	$31,399	$37,775	93.9%	(18.1%)	99.3%	18.2%

Total	$452,179	$(118,897)	$333,282	$293,835	$412,565	$(106,030)	$306,535	$267,992	9.6%	12.1%	8.7%	9.6%

	Six Months Ended June 30, 2017				Six Months Ended June 30, 2016				% Change
amounts in thousands	Gross Written Premiums	Ceded Written Premiums	Net Written Premiums	Net Earned Premiums	Gross Written Premiums	Ceded Written Premiums	Net Written Premiums	Net Earned Premiums	Gross Written Premiums	Ceded Written Premiums	Net Written Premiums	Net Earned Premiums
U.S. Insurance
Marine	$82,637	$(36,971)	$45,666	$44,506	$89,350	$(36,187)	$53,163	$48,171	(7.5%)	2.2%	(14.1%)	(7.6%)
P&C	358,126	(89,345)	268,781	240,349	309,932	(67,275)	242,657	219,371	15.5%	32.8%	10.8%	9.6%
Professional Liability	54,028	(9,028)	45,000	46,236	55,289	(13,653)	41,636	33,182	(2.3%)	(33.9%)	8.1%	39.3%
Total	$494,791	$(135,344)	$359,447	$331,091	$454,571	$(117,115)	$337,456	$300,724	8.8%	15.6%	6.5%	10.1%

Int'l Insurance
Marine	$118,430	$(23,462)	$94,968	$77,020	$113,095	$(20,643)	$92,452	$74,952	4.7%	13.7%	2.7%	2.8%
P&C	87,031	(50,008)	37,023	45,517	107,048	(41,694)	65,354	45,024	(18.7%)	19.9%	(43.4%)	1.1%
Professional Liability	67,592	(16,932)	50,660	43,649	59,740	(14,544)	45,196	35,865	13.1%	16.4%	12.1%	21.7%
Total	$273,053	$(90,402)	$182,651	$166,186	$279,883	$(76,881)	$203,002	$155,841	(2.4%)	17.6%	(10.0%)	6.6%

GlobalRe	$134,640	$(6,293)	$128,347	$82,689	$91,988	$(6,091)	$85,897	$75,785	46.4%	3.3%	49.4%	9.1%

Total	$902,484	$(232,039)	$670,445	$579,966	$826,442	$(200,087)	$626,355	$532,350	9.2%	16.0%	7.0%	8.9%

NOTE 3.  INVESTMENTS

The following tables set forth our Company’s available-for-sale investments as of June 30, 2017 and December 31, 2016 and include Other-Than-Temporary-Impairment (“OTTI”) securities recognized within Accumulated Other Comprehensive Income (“AOCI”):

	June 30, 2017
		Gross	Gross	Cost or
	Fair	Unrealized	Unrealized	Amortized
amounts in thousands	Value	Gains	(Losses)	Cost
Fixed Maturities:
U.S. Treasury Bonds, Agency Bonds and Foreign Government Bonds	$264,511	$2,888	$(2,660)	$264,283
States, Municipalities and Political Subdivisions	655,064	19,306	(2,004)	637,762
Mortgage-Backed and Asset-Backed Securities:
Agency Mortgage-Backed Securities	455,133	3,849	(5,389)	456,673
Residential Mortgage Obligations	18,037	506	(25)	17,556
Asset-Backed Securities	315,945	1,915	(478)	314,508
Commercial Mortgage-Backed Securities	145,573	2,883	(1,432)	144,122
Subtotal	$934,688	$9,153	$(7,324)	$932,859
Corporate Exposures	896,141	17,490	(2,355)	881,006
Total Fixed Maturities	$2,750,404	$48,837	$(14,343)	$2,715,910
Equity Securities:
Common Stocks	$172,456	$30,985	$(1,023)	$142,494
Preferred Stocks	179,606	10,088	(499)	170,017
Total Equity Securities	$352,062	$41,073	$(1,522)	$312,511
Short-Term Investments	130,881	283	—	130,598
Total Investments	$3,233,347	$90,193	$(15,865)	$3,159,019

	December 31, 2016
		Gross	Gross	Cost or
	Fair	Unrealized	Unrealized	Amortized
amounts in thousands	Value	Gains	(Losses)	Cost
Fixed Maturities:
U.S. Treasury Bonds, Agency Bonds and Foreign Government Bonds	$273,776	$2,192	$(5,128)	$276,712
States, Municipalities and Political Subdivisions	547,415	11,542	(4,036)	539,909
Mortgage-Backed and Asset-Backed Securities:
Agency Mortgage-Backed Securities	487,364	4,016	(6,585)	489,933
Residential Mortgage Obligations	20,530	453	(55)	20,132
Asset-Backed Securities	314,601	824	(1,178)	314,955
Commercial Mortgage-Backed Securities	154,139	2,859	(1,904)	153,184
Subtotal	$976,634	$8,152	$(9,722)	$978,204
Corporate Exposures	838,057	10,185	(5,528)	833,400
Total Fixed Maturities	$2,635,882	$32,071	$(24,414)	$2,628,225
Equity Securities:
Common Stocks	$164,087	$24,677	$(964)	$140,374
Preferred Stocks	185,055	2,339	(4,821)	187,537
Total Equity Securities	$349,142	$27,016	$(5,785)	$327,911
Short-Term Investments	143,539	88	—	143,451
Total Investments	$3,128,563	$59,175	$(30,199)	$3,099,587

Corporate Exposures consist of investments in corporate bonds, hybrid bonds and redeemable preferred stocks.

During 2016, our Company made investments in certain companies, which are reported as Other Invested Assets on the Consolidated Balance Sheet and accounted for using the equity method.  In applying the equity method, these investments are initially recorded at cost and are subsequently adjusted based on our Company’s proportionate share of the net income or loss of the investments. Our initial purchase price for these investments was $2.0 million with a current carrying value of $1.8 million at June 30, 2017 as reflected on our Consolidated Balance Sheet.

As of June 30, 2017 and December 31, 2016, our Company did not have a concentration of greater than 5% of invested assets in a single non-government backed issuer.

As of June 30, 2017 and December 31, 2016, Fixed Maturities for which Non-Credit OTTI was previously recognized and included in AOCI were in a Net Unrealized Gain position of $0.4 million in each period.

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

The contractual maturity dates for Fixed Maturities categorized by the number of years until maturity as of June 30, 2017 are shown in the following table:

	June 30, 2017
	Fair	Amortized
amounts in thousands	Value	Cost
Due in one year or less	$208,510	$208,573
Due after one year through five years	719,399	714,152
Due after five years through ten years	313,225	305,230
Due after ten years	574,582	555,096
Mortgage-Backed and Asset-Backed Securities	934,688	932,859
Total	$2,750,404	$2,715,910

Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Prepayment assumptions associated with the Mortgage-Backed and Asset-Backed Securities are reviewed on a periodic basis. When changes in prepayment assumptions are deemed necessary as the result of actual prepayments differing from anticipated prepayments, securities are revalued based upon the new prepayment assumptions utilizing the retrospective accounting method. Due to the periodic repayment of principal, our Mortgage-Backed and Asset-Backed Securities are estimated to have an effective maturity of approximately 4.9 years.

The following tables summarize all securities in a gross unrealized loss position as of June 30, 2017 and December 31, 2016, showing the aggregate fair value and gross unrealized loss by the length of time those securities have continuously been in a gross unrealized loss position:

	June 30, 2017
	Less than 12 months		Greater than 12 months		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
amounts in thousands	Value	(Losses)	Value	(Losses)	Value	(Losses)
Fixed Maturities:
U.S. Treasury Bonds, Agency Bonds and Foreign Government Bonds	$127,900	$(1,339)	$17,878	$(1,321)	$145,778	$(2,660)
States, Municipalities and Political Subdivisions	75,488	(1,405)	21,502	(599)	96,990	(2,004)
Mortgage-Backed and Asset-Backed Securities:
Agency Mortgage-Backed Securities	307,616	(4,995)	11,068	(394)	318,684	(5,389)
Residential Mortgage Obligations	262	(1)	746	(24)	1,008	(25)
Asset-Backed Securities	77,936	(465)	2,694	(13)	80,630	(478)
Commercial Mortgage-Backed Securities	33,780	(651)	6,359	(781)	40,139	(1,432)
Subtotal	$419,594	$(6,112)	$20,867	$(1,212)	$440,461	$(7,324)
Corporate Exposures	214,720	(2,207)	20,848	(148)	235,568	(2,355)
Total Fixed Maturities	$837,702	$(11,063)	$81,095	$(3,280)	$918,797	$(14,343)
Equity Securities:
Common Stocks	$26,598	$(1,023)	$—	$—	$26,598	$(1,023)
Preferred Stocks	21,604	(467)	528	(32)	22,132	(499)
Total Equity Securities	$48,202	$(1,490)	$528	$(32)	$48,730	$(1,522)
Total Fixed Maturities and Equity Securities	$885,904	$(12,553)	$81,623	$(3,312)	$967,527	$(15,865)

	December 31, 2016
	Less than 12 months		Greater than 12 months		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
amounts in thousands	Value	(Losses)	Value	(Losses)	Value	(Losses)
Fixed Maturities:
U.S. Treasury Bonds, Agency Bonds and Foreign Government Bonds	$150,891	$(2,570)	$16,819	$(2,558)	$167,710	$(5,128)
States, Municipalities and Political Subdivisions	137,731	(3,111)	13,255	(925)	150,986	(4,036)
Mortgage-Backed and Asset-Backed Securities:
Agency Mortgage-Backed Securities	349,119	(6,155)	12,401	(430)	361,520	(6,585)
Residential Mortgage Obligations	953	(18)	926	(37)	1,879	(55)
Asset-Backed Securities	95,514	(970)	48,093	(208)	143,607	(1,178)
Commercial Mortgage-Backed Securities	51,932	(1,164)	7,910	(740)	59,842	(1,904)
Subtotal	$497,518	$(8,307)	$69,330	$(1,415)	$566,848	$(9,722)
Corporate Exposures	325,733	(5,086)	26,005	(442)	351,738	(5,528)
Total Fixed Maturities	$1,111,873	$(19,074)	$125,409	$(5,340)	$1,237,282	$(24,414)
Equity Securities:
Common Stocks	$31,272	$(634)	$1,471	$(330)	$32,743	$(964)
Preferred Stocks	113,742	(4,785)	523	(36)	114,265	(4,821)
Total Equity Securities	$145,014	$(5,419)	$1,994	$(366)	$147,008	$(5,785)
Total Fixed Maturities and Equity Securities	$1,256,887	$(24,493)	$127,403	$(5,706)	$1,384,290	$(30,199)

Our Company analyzes impaired securities quarterly to determine if any impairments are other-than-temporary.  The above securities with unrealized losses are deemed to be temporarily impaired based on our evaluation.

As of June 30, 2017, there were 321 Fixed Maturities and 40 Equity Securities in an unrealized loss position. As of December 31, 2016, there were 413 Fixed Maturities and 75 Equity Securities in an unrealized loss position. As of June 30, 2017 and December 31, 2016, the gross unrealized loss for the greater than 12 months category consists primarily of Agency and Foreign Government Bonds principally due to an unfavorable foreign exchange movement. To a lesser extent the gross unrealized loss for the greater than 12 months category is driven by unrealized losses on our longer dated Municipal Bonds and one Commercial Mortgage-Backed Security which were impacted by rising interest rates and widening credit spreads. The gross unrealized loss for the less than 12 months category for the period ended June 30, 2017 and December 31, 2016 consists primarily of Agency Mortgage-Backed Securities and Corporate Exposures due to an increase in interest rates since the time of purchase.

As of June 30, 2017 and December 31, 2016, the largest unrealized loss by a non-government backed issuer in the investment portfolio was $0.9 million and $1.0 million, respectively.

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

Our Company had no credit related OTTI losses during the three months ended June 30, 2017. Our Company had two credit related OTTI losses of $1.1 million in the equity portfolio during the six months ended June 30, 2017. Our Company had one credit related OTTI loss of $0.2 million in the Fixed Maturities portfolio during the three and six months ended June 30, 2016.

The following table summarizes the cumulative amounts related to our Company’s credit loss portion of the OTTI losses on Fixed Maturities for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended June 30,		Six Months Ended June 30,
amounts in thousands	2017	2016	2017	2016
Beginning Balance	$2,361	$2,361	$2,361	$2,361
Additions for Credit Loss Impairments recognized in the current period on securities not previously impaired	—	150	—	150
Additions for Credit Loss Impairments recognized in the current period on securities previously impaired	—	—	—	—
Reductions for Credit Loss Impairments previously recognized on securities sold during the period	—	—	—	—
Ending Balance	$2,361	$2,511	$2,361	$2,511

Our Company’s Net Investment Income was derived from the following sources:

	Three Months Ended June 30,		Six Months Ended June 30,
amounts in thousands	2017	2016	2017	2016
Fixed Maturities	$19,186	$16,920	$37,527	$33,657
Equity Securities	3,780	3,431	7,564	6,878
Short-Term Investments	200	288	412	498
Total Investment Income	$23,166	$20,639	$45,503	$41,033
Investment Expenses	(901)	(764)	(1,790)	(1,564)
Net Investment Income	$22,265	$19,875	$43,713	$39,469

Realized Gains and Losses, excluding net OTTI losses recognized in earnings, for the periods indicated, were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
amounts in thousands	2017	2016	2017	2016
Fixed Maturities:
Gains	$344	$1,296	$812	$3,844
Losses	(958)	(738)	(2,214)	(1,865)
Fixed Maturities, Net	$(614)	$558	$(1,402)	$1,979
Short-Term:
Gains	$135	$407	$247	$675
Losses	(69)	(60)	(260)	(143)
Short-Term, Net	$66	$347	$(13)	$532
Equity Securities:
Gains	$2,470	$1,071	$4,386	$1,680
Losses	(228)	(16)	(228)	(634)
Equity Securities, Net	$2,242	$1,055	$4,158	$1,046
Net Realized Gains	$1,694	$1,960	$2,743	$3,557

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

The following tables present, for each of the fair value hierarchy levels as defined by the accounting guidance for fair value measurements described above, our Company’s Fixed Maturities and Equity Securities by asset class that are measured at fair value on a recurring basis, as well as the fair value of the 5.75% Senior Notes due October 15, 2023 (the “Senior Notes”) carried at amortized cost as of June 30, 2017 and December 31, 2016:

	June 30, 2017
amounts in thousands	Level 1	Level 2	Level 3	Total
Fixed Maturities:
U.S. Treasury Bonds, Agency Bonds and Foreign Government Bonds	$58,932	$205,579	$—	$264,511
States, Municipalities and Political Subdivisions	—	655,064	—	655,064
Mortgage-Backed and Asset-Backed Securities:
Agency Mortgage-Backed Securities	—	455,133	—	455,133
Residential Mortgage Obligations	—	18,037	—	18,037
Asset-Backed Securities	—	315,945	—	315,945
Commercial Mortgage-Backed Securities	—	145,573	—	145,573
Subtotal	$—	$934,688	$—	$934,688
Corporate Exposures	—	896,141	—	896,141
Total Fixed Maturities	$58,932	$2,691,472	$—	$2,750,404
Equity Securities:
Common Stocks	$172,456	$—	$—	$172,456
Preferred Stocks	—	179,606	—	179,606
Total Equity Securities	$172,456	$179,606	$—	$352,062
Short-Term Investments	130,881	—	—	130,881
Total Assets Measured at Fair Value	$362,269	$2,871,078	$—	$3,233,347
Senior Notes	$—	$283,237	$—	$283,237
Total Liabilities Measured at Fair Value	$—	$283,237	$—	$283,237

	December 31, 2016
amounts in thousands	Level 1	Level 2	Level 3	Total
Fixed Maturities:
U.S. Treasury Bonds, Agency Bonds and Foreign Government Bonds	$47,704	$226,072	$—	$273,776
States, Municipalities and Political Subdivisions	—	547,415	—	547,415
Mortgage-Backed and Asset-Backed Securities:
Agency Mortgage-Backed Securities	—	487,364	—	487,364
Residential Mortgage Obligations	—	20,530	—	20,530
Asset-Backed Securities	—	314,601	—	314,601
Commercial Mortgage-Backed Securities	—	154,139	—	154,139
Subtotal	$—	$976,634	$—	$976,634
Corporate Exposures	—	838,057	—	838,057
Total Fixed Maturities	$47,704	$2,588,178	$—	$2,635,882
Equity Securities:
Common Stocks	$164,087	$—	$—	$164,087
Preferred Stocks	—	185,055	—	185,055
Total Equity Securities	$164,087	$185,055	$—	$349,142
Short-Term Investments	143,539	—	—	143,539
Total Assets Measured at Fair Value	$355,330	$2,773,233	$—	$3,128,563
Senior Notes	$—	$280,316	$—	$280,316
Total Liabilities Measured at Fair Value	$—	$280,316	$—	$280,316

All other financial assets and liabilities including Cash, Premium Receivable, Reinsurance Recoverable and Reinsurance Balances Payable are carried at cost, which approximates fair value.

Our Company did not have any significant transfers between Level 1 and Level 2 classifications for the three and six months ended June 30, 2017 and 2016.

As of June 30, 2017, our Company did not have any Level 3 assets.

NOTE 5.  LOSS RESERVES

We establish reserves for the estimated unpaid ultimate liability for losses and LAE under the terms of our policies and agreements.  The determination of Reserves for Losses and LAE is partially dependent upon the receipt of information from agents and brokers.  Reserves include estimates for both claims that have been reported and for those that have been incurred but not reported (“IBNR”), and include estimates of expenses associated with processing and settling these claims.  Reserves are recorded in Reserves for Losses and LAE in the Consolidated Balance Sheets.  Our estimates and judgements may be revised as additional experience and other data become available and are reviewed, as new or improved methodologies are developed, or as laws change. Frequency/severity analyses are also performed for certain books of business.  To the extent that reserves are found deficient or redundant, a strengthening or release is recognized as a charge or credit to earnings.

The following table summarizes our Company’s Reserves for Losses and LAE activity for the six months ended June 30, 2017 and 2016:

	For the Six Months Ended June 30,
amounts in thousands	2017	2016
Net Reserves for Losses and LAE at Beginning of Year	$1,510,451	$1,393,126
Provision for Losses and LAE for Claims Occurring in the Current Year	331,595	330,775
Increase (Decrease) in Estimated Losses and LAE for Claims Occurring in Prior Years	15,115	(10,613)
Incurred Losses and LAE	$346,710	$320,162
Losses and LAE Paid for Claims Occurring During:
Current Year	(47,235)	(37,641)
Prior Years	(249,895)	(212,938)
Losses and LAE Payments	$(297,130)	$(250,579)
Foreign Currency Adjustment	3,432	(8,207)
Net Reserves for Losses and LAE at End of Period	1,563,463	1,454,502
Reinsurance Recoverables on Unpaid Losses and LAE	782,864	814,261
Gross Reserves for Losses and LAE at End of Period	$2,346,327	$2,268,763

For the six months ended June 30, 2017, our Incurred Losses and LAE increased $26.5 million as compared to the same period in 2016.

The Provision for Losses and LAE for Claims Occurring in the Current Year increased primarily due to growth in production increasing Net Earned Premium. This increase was partially offset by $10.9 million less of additional net current AY loss activity primarily related to a lower level of large event losses during the six months ended June 30, 2017 compared to the same period in 2016, which included the Alberta Wildfires, Ecuador Earthquake and Taiwan Earthquake.

In addition, we incurred $15.1 million of net prior accident year (“AY”) reserve strengthening for the six months ended June 30, 2017 primarily related to attritional loss development in our Int’l Insurance reporting segment and the settlement of a large claim in our GlobalRe reporting segment compared to $10.6 million of net prior AY reserve releases for the same period in 2016 attributable to better than expected loss emergence within all three reporting segments.

For the six months ended June 30, 2017, our Losses and LAE Payments increased $46.6 million as compared to the same period in 2016, primarily due to increased claim payments in our Int’l Insurance reporting segment.

NOTE 6. CEDED REINSURANCE

As of June 30, 2017, the credit quality distribution of our Company’s Reinsurance Recoverable of $1.1 billion for ceded paid losses, ceded unpaid losses and LAE, and ceded unearned premiums based on insurer financial strength ratings from A.M. Best or S&P was not significantly different from the credit quality distribution as of December 31, 2016.

Our allowance for uncollectible reinsurance was $12.1 million as of June 30, 2017 and December 31, 2016.

As of June 30, 2017, the list of our 10 largest reinsurers measured by the amount of Reinsurance Recoverable for ceded losses and LAE and ceded unearned premium, together with the reinsurance recoverable and collateral, was comparable to the list as of December 31, 2016.

NOTE 7.  COMMITMENTS AND CONTINGENCIES

In 2013, the State of Connecticut (“the State”) awarded our Company up to $11.5 million ($8.0 million in loans and $3.5 million in grants) to move our corporate headquarters to Stamford, Connecticut.  The loan is non-interest bearing, has a term of 10 years and is subject to forgiveness based on our compliance with certain conditions set forth in the agreement with the State.  The amount of the loan to be received is dependent on our Company reaching certain milestones for creation of new jobs over a five-year period, and the funds are to be used to offset certain equipment purchases, facility costs, training of employees and other eligible project-related costs.  As of June 30, 2017, our Company had received $9.9 million of the award ($7.5 million in loans and $2.4 million of the grant) and earned a loan forgiveness credit of $7.0 million with the State. Our Company is recognizing the amount of loan and grants received over the period in which offsetting expenses are recognized. Our Company recognized $0.3 million and $0.6 million of the incentive for the three and six months ended June 30, 2017. As of June 30, 2017 and December 31, 2016, our Company has deferred revenue of $5.2 million and $4.8 million, respectively, which is included in Other Liabilities on the Consolidated Balance Sheets.

On February 16, 2017, our Company entered into a guarantee, pursuant to which it guaranteed all of the liabilities and obligations of NIIC (the “Guarantee”). The Guarantee will remain effective until all of such liabilities and obligations are discharged, and in the event that our Company does not meet its obligations under the Guarantee, any person who is covered by an insurance policy, certificate of coverage or reinsurance contract issued by NIIC will be a third party beneficiary under the Guarantee.  Our Company’s obligations under the Guarantee may be terminated by providing twelve months prior written notice to NIIC. However the obligations of our Company under the Guarantee terminate immediately in the event that (i) the majority of the outstanding voting capital stock in NIIC is sold to any non-affiliated entity; (ii) A.M. Best has confirmed that NIIC will receive the same financial strength rating as NIC or NSIC, without the benefit of the Guarantee; or (iii) NIIC withdraws its request to be rated by A.M. Best, provided that NIIC has not been downgraded within the prior twelve months.

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

NOTE 8.  STOCK-BASED COMPENSATION

Stock-based compensation granted under our Company’s stock plans is expensed in tranches over the vesting period. Non-performance based grants generally vest equally over a three or four-year period. Performance units generally cliff vest three years after they are granted. For the six months ended June 30, 2017, we granted 261,733 stock incentive units at a weighted average grant price of $55.74. Each performance unit and restricted stock unit represents a contingent right to receive one share of Common Stock as of the vesting date. Such Common Stock may be subject to forfeiture for the payment of any required tax withholding.

NOTE 9. STOCKHOLDERS’ EQUITY

On June 30, 2017 our Company paid a dividend of $0.06 per share on The Navigators Group, Inc. Common Stock to Stockholders of record on June 9, 2017.

The declaration and amount of any future dividend will be at the discretion of the Board of Directors, and will depend upon many factors, including financial condition, results of operations, business requirements, regulatory, legal constraints and other factors the Board of Directors deems relevant.

NOTE 10. SUBSEQUENT EVENTS

On August 3, 2017, our Board of Directors declared a cash dividend on our Company’s Common Stock of $0.06 per share, payable on September 14, 2017 to stockholders of record on August 24, 2017.

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

In light of these risks, uncertainties and assumptions, any forward-looking events discussed in this Form 10-Q may not occur, and we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. You are cautioned not to place undue reliance on any forward-looking statements, which speak only as of their respective dates.

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

Net Losses and LAE Reserves

Reserves for Losses and LAE, as shown in the liabilities section of our Consolidated Balance Sheets, represents the total gross obligations to claimants for both estimates of known claims and estimates for IBNR claims. The related asset item, Reinsurance Recoverable on Unpaid Losses and LAE, is the estimate of both known claims and IBNR that we expect to recover from reinsurers. The net of these two items is generally referred to as Net Losses and LAE Reserves and is commonly used in our disclosures regarding the process of establishing these various estimated amounts.

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

Net Operating Earnings

Net Operating Earnings is a “non-GAAP financial measure” as defined in Regulation G. Net Operating Earnings is comprised of Net Income excluding After-Tax Net Realized Gains (Losses), After-Tax Net OTTI Losses Recognized in Earnings, and After-Tax Foreign Exchange Gains and Losses resulting from foreign currency transactions (transactions denominated in a currency other than the entity’s functional currency) and translation adjustments (translation of foreign currency denominated assets and liabilities into the entity’s functional currency). We believe that showing Net Income exclusive of Realized Gains and Losses, Net OTTI Losses Recognized in Earnings, and Foreign Exchange Gains and Losses reflects the underlying fundamentals of our business.

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

Underwriting Profit (Loss)

Underwriting Profit (Loss) represents one measure of the pre-tax profitability of our insurance operations and is derived by subtracting Net Losses and LAE Incurred, Commission Expenses, Other Operating Expenses and Other Underwriting Income (Expense) from Net Earned Premiums. This information is available in total and by segment in Note 2 – Segment Information in the Interim Consolidated Financial Statements. The nearest comparable GAAP measure is Income Before Income Taxes which, in addition to Net Underwriting Profit (Loss), includes Net Investment Income, OTTI, Net Realized Gains (Losses) on Investments, Interest Expense and Other Income (Loss). While this measure is presented in the footnotes to the Interim Consolidated Financial Statements, it is considered a “non-GAAP financial measure” as defined in Regulation G when presented elsewhere on a consolidated basis.

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

Adjusted Net Losses and LAE Ratio

The Net Losses and LAE ratio is a major component of our Underwriting Profit (Loss). In order to better understand the impact of this ratio on Underwriting Profit (Loss), we present the impact of reinsurance reinstatement premiums (“RRPs”), development on current AY results and development on prior AY results to arrive at our Adjusted Net Losses and LAE Ratio.

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

Unless the context requires otherwise, the terms “we,” “us,”  “our” or “our Company” are used to mean The Navigators Group, Inc., a Delaware holding company established in 1982, and its subsidiaries. The term “Parent Company” is used to mean The Navigators Group, Inc. without its subsidiaries.

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

Financial Highlights – Selected Indicators

	Three Months Ended		Six Months Ended
amounts in thousands, except per share amounts	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Results of Operations Data:
Net Earned Premiums	$293,835	$267,992	$579,966	$532,350
Net Investment Income	22,265	19,875	43,713	39,469
Underwriting Profit	7,797	1,050	17,967	14,098
Net Income	20,502	16,190	41,612	39,122
Net Income per Diluted Share (1)	$0.69	$0.54	$1.39	$1.31

amounts in thousands, except per share amounts	As of June 30, 2017	As of December 31, 2016
Balance Sheet Data:
Total Assets	$5,063,894	$4,814,037
Total Shareholders' Equity	$1,244,168	$1,178,188
Book Value per Share (1)	$42.21	$40.45

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

Results of Operations

The following table presents a summary of our consolidated financial results for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended June 30,		Six Months Ended June 30,		% Change
amounts in thousands, except per share amounts	2017	2016	2017	2016	QTD	YTD
Gross Written Premiums	$452,179	$412,565	$902,484	$826,442	9.6%	9.2%
Ceded Written Premiums	(118,897)	(106,030)	(232,039)	(200,087)	12.1%	16.0%
Net Written Premiums	333,282	306,535	670,445	626,355	8.7%	7.0%
Net Earned Premiums	293,835	267,992	579,966	532,350	9.6%	8.9%
Net Losses and LAE	(177,110)	(167,206)	(346,710)	(320,162)	5.9%	8.3%
Commission Expenses	(48,173)	(40,726)	(96,017)	(78,280)	18.3%	22.7%
Other Operating Expenses	(60,766)	(59,074)	(119,304)	(119,883)	2.9%	(0.5%)
Other Underwriting Income	11	64	32	73	(82.8%)	(56.2%)
Underwriting Profit	$7,797	$1,050	$17,967	$14,098	NM	27.4%
Net Investment Income	22,265	19,875	43,713	39,469	12.0%	10.8%
Net Realized Gains	1,694	1,810	1,650	3,407	(6.4%)	(51.6%)
Interest Expense	(3,861)	(3,858)	(7,722)	(7,716)	0.1%	0.1%
Other Income (Loss)	(422)	4,366	625	6,906	NM	(90.9%)
Income Before Income Taxes	$27,473	$23,243	$56,233	$56,164	18.2%	0.1%
Income Tax Expense	(6,971)	(7,053)	(14,621)	(17,042)	(1.2%)	(14.2%)
Net Income	$20,502	$16,190	$41,612	$39,122	26.6%	6.4%

Net Income per Basic Share (1)	$0.70	$0.56	$1.42	$1.35
Net Income per Diluted Share (1)	$0.69	$0.54	$1.39	$1.31
Effective Tax Rate	25.4%	30.3%	26.0%	30.3%

Losses and LAE Ratio	60.3%	62.4%	59.8%	60.1%
Commission Expense Ratio	16.4%	15.2%	16.6%	14.7%
Other Operating Expense Ratio (2)	20.6%	22.0%	20.5%	22.6%
Combined Ratio	97.3%	99.6%	96.9%	97.4%

NM - Percentage change not meaningful

(1) - We completed a two-for-one stock split on January 20, 2017. All per share data has been retroactively restated on a post-split basis.

(2) - Includes Other Operating Expenses and Other Underwriting Income.

The following tables calculate our Net Operating Earnings for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended June 30, 2017			Three Months Ended June 30, 2016			% Change
amounts in thousands, except per share amounts	Pre-Tax	Tax (1)	After-Tax	Pre-Tax	Tax (1)	After-Tax	QTD
Net Income	$27,473	$(6,971)	$20,502	$23,243	$(7,053)	$16,190	26.6%
Adjustments to Net Income:
Realized Losses (Gains)	(1,694)	593	(1,101)	(1,810)	634	(1,176)	(6.4%)
FX Losses (Gains)	463	(162)	301	(4,367)	1,529	(2,838)	NM
Net Operating Earnings	$26,242	$(6,540)	$19,702	$17,066	$(4,890)	$12,176	61.8%

Average Common Shares Outstanding: (2)
Basic			29,470			29,074
Diluted			29,918			29,953

Net Operating Earnings per Common Share: (2)
Basic			$0.67			$0.42
Diluted			$0.66			$0.41

	Six Months Ended June 30, 2017			Six Months Ended June 30, 2016			% Change
amounts in thousands, except per share amounts	Pre-Tax	Tax (1)	After-Tax	Pre-Tax	Tax (1)	After-Tax	YTD
Net Income	$56,233	$(14,621)	$41,612	$56,164	$(17,042)	$39,122	6.4%
Adjustments to Net Income:
Realized Losses (Gains)	(1,650)	578	(1,072)	(3,407)	1,193	(2,214)	(51.6%)
FX Losses (Gains)	(660)	231	(429)	(6,907)	2,417	(4,490)	(90.4%)
Net Operating Earnings	$53,923	$(13,812)	$40,111	$45,850	$(13,432)	$32,418	23.7%

Average Common Shares Outstanding: (2)
Basic			29,377			29,029
Diluted			29,897			29,884

Net Operating Earnings per Common Share: (2)
Basic			$1.37			$1.12
Diluted			$1.34			$1.08

NM - Percentage change not meaningful

(1) - Tax impact is estimated by applying the statutory rates of applicable jurisdictions, after consideration of any other relevant factors.

(2) - We completed a two-for-one stock split on January 20, 2017. All per share data has been retroactively restated on a post-split basis.

Underwriting Profit

Quarter to Date Variance

Underwriting Profit increased $6.7 million for the three months ended June 30, 2017 compared to the same period in 2016, driven by a $6.6 million decrease in Underwriting Losses within our Int’l Insurance reporting segment and a $2.7 million increase in Underwriting Profit for our GlobalRe reporting segment, partially offset by a $2.5 million decrease in Underwriting Profit for our U.S. Insurance reporting segment.

The decrease in Underwriting Losses for our Int’l Insurance reporting segment for the three months ended June 30, 2017 compared to the same period in 2016 was primarily due to a decrease in the current AY loss development due to a lower level of large event losses, the impact of increased Net Earned Premiums and lower operating expenses, partially offset by net prior year reserve strengthening in 2017 compared to net prior year reserve releases in 2016 and an increase in the Commission Expense.

The increase in Underwriting Profit for our GlobalRe reporting segment for the three months ended June 30, 2017 compared to the same period in 2016 was primarily due to a decrease in the current AY loss development due to a lower level of large event losses and the impact of increased Net Earned Premiums, partially offset by net prior year reserve strengthening in 2017 compared to net prior year reserve releases in 2016 and higher operating expenses.

The decrease in Underwriting Profit for our U.S. Insurance reporting segment for the three months ended June 30, 2017 compared to the same period in 2016 was primarily due to net prior year reserve strengthening in 2017 compared to net prior year reserve releases in 2016, an increase in the Commission Expense and higher operating expenses, partially offset by the impact of increased Net Earned Premiums.

Year to Date Variance

Underwriting Profit increased $3.9 million for the six months ended June 30, 2017 compared to the same period in 2016, driven by a $3.0 million increase in Underwriting Profit for our GlobalRe reporting segment, a $0.5 million decrease in Underwriting Losses for our Int’l Insurance reporting segment and a $0.3 million increase in Underwriting Profit for our U.S. Insurance reporting segment.

The increase in Underwriting Profit for our GlobalRe reporting segment for the six months ended June 30, 2017 compared to the same period in 2016 was primarily due to a decrease in the current AY loss development due to a lower level of large event losses and the impact of increased Net Earned Premiums, partially offset by net prior year reserve strengthening in 2017 compared to net prior year reserve releases in 2016, an increase in the Commission Expense and higher operating expenses.

The decrease in Underwriting Losses for our Int’l Insurance reporting segment for the six months ended June 30, 2017 compared to the same period in 2016 was attributable to the same drivers as the quarter to date variance.

The increase in Underwriting Profit for our U.S. Insurance reporting segment for the six months ended June 30, 2017 compared to the same period in 2016 was primarily due to the impact of increased Net Earned Premiums and improved loss performance on certain divisions, partially offset by a higher level of net prior year reserve releases in 2016, an increase in the Commission Expense and higher operating expenses.

For more detail on the Underwriting Profit, see the U.S. Insurance, Int’l Insurance and GlobalRe reporting segment results sections included herein.

A major component of our Underwriting Profit (Loss) is Net Losses and LAE.  The following tables present the impact of changes in reserves and RRPs on our Net Losses and LAE Ratio for the three and six months ended June 30, 2017 and 2016.

	Three Months Ended June 30,		Point
	2017	2016	Change
Reported Net Losses and LAE Ratio	60.3%	62.4%	(2.1)
RRPs	0.1%	(0.7%)	0.8
Additional Net Current AY Reserve Release/(Development)	(2.6%)	(7.7%)	5.1
Net Prior AY Reserve Release/(Strengthening)	(2.7%)	3.2%	(5.9)
Adjusted Net Losses and LAE Ratio	55.1%	57.2%	(2.1)

	Six Months Ended June 30,		Point
	2017	2016	Change
Reported Net Losses and LAE Ratio	59.8%	60.1%	(0.3)
RRPs	0.1%	(0.3%)	0.4
Additional Net Current AY Reserve Release/(Development)	(2.1%)	(4.4%)	2.3
Net Prior AY Reserve Release/(Strengthening)	(2.6%)	2.0%	(4.6)
Adjusted Net Losses and LAE Ratio	55.2%	57.4%	(2.2)

Quarter to Date Variance

For the three months ended June 30, 2017, our Reported Net Losses and LAE Ratio decreased 2.1 points as compared to the same period in 2016.

The decrease was impacted by the level of large event losses and RRPs during the three months ended June 30, 2016, which included the Alberta Wildfires, Ecuador Earthquake and Taiwan Earthquake, compared to the same period in 2017. Partially offsetting the decrease in the reported Net Losses and LAE Ratio for the three months ended June 30, 2017 was $8.0 million of Net Prior AY Reserve Strengthening primarily related to attritional loss development in our Int’l Insurance reporting segment and the settlement of a large Accident & Health (“A&H”) claim in our GlobalRe reporting segment compared to Net Prior AY Reserve Releases of $8.8 million for the same period in 2016 attributable to better than expected loss emergence within all three reporting segments.

After adjusting for Additional Net Current AY Reserve Development, Net Prior AY Reserve Release/(Strengthening) and RRPs, the Adjusted Net Losses and LAE Ratio for the three months ended June 30, 2017 decreased 2.1 points compared to the same period in 2016 primarily attributable to changes in the mix of business.

Year to Date Variance

For the six months ended June 30, 2017, our Reported Net Losses and LAE Ratio decreased 0.3 points as compared to the same period in 2016.

The decrease was impacted by the level of large event losses and RRPs during the six months ended June 30, 2016, which included the Alberta Wildfires, Ecuador Earthquake and Taiwan Earthquake, compared to the same period in 2017. Partially offsetting the decrease in the Reported Net Losses and LAE Ratio for the six months ended June 30, 2017 was $15.1 million of Net Prior AY Reserve Strengthening primarily related to attritional loss development in our Int’l Insurance reporting segment and the settlement of a large A&H claim in our GlobalRe reporting segment compared to Net Prior AY Reserve Releases of $10.6 million for the same period in 2016 attributable to better than expected loss emergence within all three reporting segments.

After adjusting for Additional Net Current AY Reserve Development, Net Prior AY Reserve Release/(Strengthening) and RRPs, the Adjusted Net Losses and LAE Ratio for the six months ended June 30, 2017 decreased 2.2 points compared to the same period in 2016 primarily attributable to changes in the mix of business.

Net Investment Income

Our Net Investment Income was derived from the following sources:

	Three Months Ended June 30,		Six Months Ended June 30,
amounts in thousands	2017	2016	2017	2016
Fixed Maturities	$19,186	$16,920	$37,527	$33,657
Equity Securities	3,780	3,431	7,564	6,878
Short-Term Investments	200	288	412	498
Total Investment Income	$23,166	$20,639	$45,503	$41,033
Investment Expenses	(901)	(764)	(1,790)	(1,564)
Net Investment Income	$22,265	$19,875	$43,713	$39,469

Quarter and Year to Date Variance

The increase in total Net Investment Income for the three and six months ended June 30, 2017 as compared to the same periods in the prior year was due to growth of invested assets coupled with higher yields. The annualized pre-tax yield, excluding Net Realized Gains and Losses and OTTI Losses Recognized in Earnings, for the three months ended June 30, 2017 and 2016, was 2.8% and 2.6%, respectively.  The annualized pre-tax yield, excluding Net Realized Gains and Losses and OTTI Losses Recognized in Earnings, for the six months ended June 30, 2017 and 2016, was 2.7% and 2.6%, respectively.

As part of our overall investment strategy, we seek to build a tax efficient investment portfolio by maintaining an allocation of tax- exempt municipal bonds. The tax-exempt portion of our Fixed Maturities portfolio was 19.5% at June 30, 2017 as compared to 17.6% at June 30, 2016. Additionally, substantially all of our equity portfolio is invested in tax efficient securities which qualify for the dividends received deduction. The tax equivalent yield for the three months ended June 30, 2017 and 2016 was 3.2% and 2.8%, respectively. The tax equivalent yield for the six months ended June 30, 2017 and 2016 was 3.1% and 2.8%, respectively.

OTTI Losses Recognized in Earnings

Quarter and Year to Date Variance

Our Company had no credit related OTTI losses during the three months ended June 30, 2017.  Our Company had two credit related OTTI losses of $1.1 million in our equity portfolio during the six months ended June 30, 2017. Our Company had one credit related OTTI loss of $0.2 million in the Fixed Maturities portfolio during the three and six months ended June 30, 2016.

Net Realized Gains and Losses

Net Realized Gains and Losses, excluding OTTI Losses Recognized in Earnings, for the periods indicated were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
amounts in thousands	2017	2016	2017	2016
Fixed Maturities:
Gains	$344	$1,296	$812	$3,844
Losses	(958)	(738)	(2,214)	(1,865)
Fixed Maturities, Net	$(614)	$558	$(1,402)	$1,979
Short-Term:
Gains	$135	$407	$247	$675
Losses	(69)	(60)	(260)	(143)
Short-Term, Net	$66	$347	$(13)	$532
Equity Securities:
Gains	$2,470	$1,071	$4,386	$1,680
Losses	(228)	(16)	(228)	(634)
Equity Securities, Net	$2,242	$1,055	$4,158	$1,046
Net Realized Gains	$1,694	$1,960	$2,743	$3,557

Quarter to Date Variance

Net Realized Gains and Losses are generated as part of the normal ongoing management of our investment portfolio. Net Realized Gains of $1.7 million for the three months ended June 30, 2017 are primarily due to the sale of Common Stocks, partially offset by foreign currency losses on our Canadian denominated Foreign Government Bonds. Net Realized Gains of $2.0 million for the three months ended June 30, 2016 are primarily due to the sale of Equity Securities and Corporate Bonds, partially offset by realized losses in the Fixed Maturities portfolio primarily driven by foreign currency losses on our Canadian Foreign Government Bonds.

Year to Date Variance

Net Realized Gains of $2.7 million for the six months ended June 30, 2017 are primarily due to the sale of Common Stocks, partially offset by foreign currency losses on our Canadian denominated Foreign Government Bonds. Net Realized Gains of $3.6 million for the six months ended June 30, 2016 are primarily due to the sale of Corporate and Municipal Bonds, offset by realized losses in the Fixed Maturities portfolio primarily driven by foreign currency losses in our Canadian denominated Foreign Government Bonds.

Interest Expense

Quarter and Year to Date Variance

Interest Expense was $3.9 million and $7.7 million for the three and six months ended June 30, 2017, respectively, relating to our $265.0 million principal amount of the Senior Notes.  The effective interest rate related to the Senior Notes, based on the proceeds net of discount and all issuance costs, is approximately 5.86%.

Other Income

Quarter and Year to Date Variance

Other Income (Loss) for the three and six months ended June 30, 2017 was $(0.4) million and $0.7 million, respectively, compared to $4.4 million and $7.0 million for the same periods in 2016, respectively. Other Income (Loss) primarily consists of realized and unrealized foreign exchange gains and losses. The gains in 2016 were mostly driven by the strengthening of the U.S. Dollar (“USD”) against the Great British pound (“GBP”).

Income Taxes

Quarter and Year to Date Variance

We recorded an Effective Tax Rate of 25.4% and 26.0% for the three and six months ended June 30, 2017, respectively, compared to 30.3% for the same periods in 2016. The decrease of 4.9 points and 4.3 points for the three and six months ended June 30, 2017 is mostly driven by the benefit of the vesting of stock at fair market value. The income tax provision has been computed based on our estimated interim annual Effective Tax Rate incorporating discrete items. Our Effective Tax Rate for the quarter and year to date differs from the federal tax rate of 35% primarily due to an excess tax benefit related to the vesting of stock compensation at fair market value, tax-exempt investment income and dividends received deduction.

Starting in the first quarter of 2017, excess tax benefits related to the vesting of stock compensation were recognized as a reduction to Income Tax Expense rather than as an increase to Additional Paid-In Capital as a result of the adoption of ASU 2016-09 (see Item 1, Note 1 to the Interim Consolidated Financial Statements for further information on the adoption of this standard).

Segment Results

The following tables summarize our Consolidated Financial Results by reporting segment for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended June 30, 2017
	U.S.	Int'l
amounts in thousands	Insurance	Insurance	GlobalRe	Corporate (1)	Total
Net Earned Premiums	$167,087	$82,100	$44,648	$—	$293,835
Net Losses and LAE	(105,270)	(44,095)	(27,745)	—	(177,110)
Commission Expenses	(20,460)	(19,001)	(8,970)	258	(48,173)
Other Operating Expenses	(33,140)	(22,506)	(5,120)	—	(60,766)
Other Underwriting Income (Expense)	100	—	169	(258)	11
Underwriting Profit (Loss)	$8,317	$(3,502)	$2,982	$—	$7,797
Net Investment Income				22,265	22,265
Net Realized Gains				1,694	1,694
Interest Expense				(3,861)	(3,861)
Other Loss				(422)	(422)

Income (Loss) Before Income Taxes	$8,317	$(3,502)	$2,982	$19,676	$27,473
Income Tax Expense				(6,971)	(6,971)
Net Income					$20,502

Losses and LAE Ratio	63.0%	53.7%	62.1%		60.3%
Commission Expense Ratio	12.2%	23.1%	20.1%		16.4%
Other Operating Expense Ratio (2)	19.8%	27.5%	11.1%		20.6%
Combined Ratio	95.0%	104.3%	93.3%		97.3%

(1) - Includes Corporate segment intercompany eliminations.

(2) - Includes Other Operating Expenses and Other Underwriting Income (Expense).

	Three Months Ended June 30, 2016
	U.S.	Int'l
amounts in thousands	Insurance	Insurance	GlobalRe	Corporate (1)	Total
Net Earned Premiums	$152,384	$77,833	$37,775	$—	$267,992
Net Losses and LAE	(93,428)	(48,066)	(25,712)	—	(167,206)
Commission Expenses	(16,894)	(16,821)	(7,492)	481	(40,726)
Other Operating Expenses	(31,570)	(23,043)	(4,461)	—	(59,074)
Other Underwriting Income (Expense)	342	—	203	(481)	64
Underwriting Profit (Loss)	$10,834	$(10,097)	$313	$—	$1,050
Net Investment Income				19,875	19,875
Net Realized Gains				1,810	1,810
Interest Expense				(3,858)	(3,858)
Other Income				4,366	4,366

Income (Loss) Before Income Taxes	$10,834	$(10,097)	$313	$22,193	$23,243
Income Tax Expense				(7,053)	(7,053)
Net Income					$16,190

Losses and LAE Ratio	61.3%	61.8%	68.1%		62.4%
Commission Expense Ratio	11.1%	21.6%	19.8%		15.2%
Other Operating Expense Ratio (2)	20.5%	29.6%	11.3%		22.0%
Combined Ratio	92.9%	113.0%	99.2%		99.6%

(1) - Includes Corporate segment intercompany eliminations.

(2) - Includes Other Operating Expenses and Other Underwriting Income (Expense).

	Six Months Ended June 30, 2017
	U.S.	Int'l
amounts in thousands	Insurance	Insurance	GlobalRe	Corporate (1)	Total
Net Earned Premiums	$331,091	$166,186	$82,689	$—	$579,966
Net Losses and LAE	(204,096)	(94,800)	(47,814)	—	(346,710)
Commission Expenses	(40,844)	(38,234)	(17,462)	523	(96,017)
Other Operating Expenses	(66,612)	(42,299)	(10,393)	—	(119,304)
Other Underwriting Income (Expense)	210	—	345	(523)	32
Underwriting Profit (Loss)	$19,749	$(9,147)	$7,365	$—	$17,967
Net Investment Income				43,713	43,713
Net Realized Gains				1,650	1,650
Interest Expense				(7,722)	(7,722)
Other Income				625	625

Income (Loss) Before Income Taxes	$19,749	$(9,147)	$7,365	$38,266	$56,233
Income Tax Expense				(14,621)	(14,621)
Net Income					$41,612

Losses and LAE Ratio	61.6%	57.0%	57.8%		59.8%
Commission Expense Ratio	12.3%	23.0%	21.1%		16.6%
Other Operating Expense Ratio (2)	20.1%	25.5%	12.2%		20.5%
Combined Ratio	94.0%	105.5%	91.1%		96.9%

(1) - Includes Corporate segment intercompany eliminations.

(2) - Includes Other Operating Expenses and Other Underwriting Income (Expense).

	Six Months Ended June 30, 2016
	U.S.	Int'l
amounts in thousands	Insurance	Insurance	GlobalRe	Corporate (1)	Total
Net Earned Premiums	$300,724	$155,841	$75,785	$—	$532,350
Net Losses and LAE	(184,940)	(88,476)	(46,746)	—	(320,162)
Commission Expenses	(31,749)	(32,176)	(15,237)	882	(78,280)
Other Operating Expenses	(65,331)	(44,814)	(9,738)	—	(119,883)
Other Underwriting Income (Expense)	703	—	252	(882)	73
Underwriting Profit (Loss)	$19,407	$(9,625)	$4,316	$—	$14,098
Net Investment Income				39,469	39,469
Net Realized Gains				3,407	3,407
Interest Expense				(7,716)	(7,716)
Other Income				6,906	6,906

Income (Loss) Before Income Taxes	$19,407	$(9,625)	$4,316	$42,066	$56,164
Income Tax Expense				(17,042)	(17,042)
Net Income					$39,122

Losses and LAE Ratio	61.5%	56.8%	61.7%		60.1%
Commission Expense Ratio	10.6%	20.6%	20.1%		14.7%
Other Operating Expense Ratio (2)	21.4%	28.8%	12.5%		22.6%
Combined Ratio	93.5%	106.2%	94.3%		97.4%

(1) - Includes Corporate segment intercompany eliminations.

(2) - Includes Other Operating Expenses and Other Underwriting Income (Expense).

U.S. Insurance

The following tables summarize our Underwriting Profit (Loss) by operating segment for our U.S. Insurance reporting segment for the three and six months ended June 30, 2017 and 2016:

	U.S. Insurance
	Three Months Ended June 30, 2017
amounts in thousands	Marine	P&C	Professional Liability	Total	% Change Total
Gross Written Premiums	$41,687	$187,492	$28,007	$257,186	5.4%
Ceded Written Premiums	(19,451)	(51,147)	(3,259)	(73,857)	17.9%
Net Written Premiums	22,236	136,345	24,748	183,329	1.1%

Net Earned Premiums	$21,812	$121,226	$24,049	$167,087	9.6%
Net Losses and LAE	(12,767)	(77,858)	(14,645)	(105,270)	12.7%
Commission Expenses	(1,575)	(15,232)	(3,653)	(20,460)	21.1%
Other Operating Expenses	(6,798)	(21,645)	(4,697)	(33,140)	5.0%
Other Underwriting Income	82	9	9	100	(70.7%)

Underwriting Profit	$754	$6,500	$1,063	$8,317	(23.2%)

Losses and LAE Ratio	58.5%	64.2%	60.9%	63.0%
Commission Expense Ratio	7.2%	12.6%	15.2%	12.2%
Other Operating Expense Ratio (1)	30.8%	17.8%	19.5%	19.8%
Combined Ratio	96.5%	94.6%	95.6%	95.0%

(1) - Includes Other Operating Expenses and Other Underwriting Income (Expense).

	U.S. Insurance
	Three Months Ended June 30, 2016
amounts in thousands	Marine	P&C	Professional Liability	Total
Gross Written Premiums	$46,187	$168,654	$29,083	$243,924
Ceded Written Premiums	(18,540)	(36,768)	(7,310)	(62,618)
Net Written Premiums	27,647	131,886	21,773	181,306

Net Earned Premiums	$24,921	$110,212	$17,251	$152,384
Net Losses and LAE	(10,699)	(72,172)	(10,557)	(93,428)
Commission Expenses	(2,176)	(12,821)	(1,897)	(16,894)
Other Operating Expenses	(6,817)	(20,049)	(4,704)	(31,570)
Other Underwriting Income	152	178	12	342

Underwriting Profit	$5,381	$5,348	$105	$10,834

Losses and LAE Ratio	42.9%	65.5%	61.2%	61.3%
Commission Expense Ratio	8.7%	11.6%	11.0%	11.1%
Other Operating Expense Ratio (1)	26.8%	18.0%	27.2%	20.5%
Combined Ratio	78.4%	95.1%	99.4%	92.9%

(1) - Includes Other Operating Expenses and Other Underwriting Income (Expense).

	U.S. Insurance
	Six Months Ended June 30, 2017
amounts in thousands	Marine	P&C	Professional Liability	Total	% Change Total
Gross Written Premiums	$82,637	$358,126	$54,028	$494,791	8.8%
Ceded Written Premiums	(36,971)	(89,345)	(9,028)	(135,344)	15.6%
Net Written Premiums	45,666	268,781	45,000	359,447	6.5%

Net Earned Premiums	$44,506	$240,349	$46,236	$331,091	10.1%
Net Losses and LAE	(26,542)	(149,607)	(27,947)	(204,096)	10.4%
Commission Expenses	(3,047)	(30,598)	(7,199)	(40,844)	28.6%
Other Operating Expenses	(13,619)	(43,459)	(9,534)	(66,612)	2.0%
Other Underwriting Income	165	27	18	210	(70.1%)

Underwriting Profit	$1,463	$16,712	$1,574	$19,749	1.8%

Losses and LAE Ratio	59.6%	62.2%	60.4%	61.6%
Commission Expense Ratio	6.8%	12.7%	15.6%	12.3%
Other Operating Expense Ratio (1)	30.3%	18.1%	20.6%	20.1%
Combined Ratio	96.7%	93.0%	96.6%	94.0%

(1) - Includes Other Operating Expenses and Other Underwriting Income (Expense).

	U.S. Insurance
	Six Months Ended June 30, 2016
amounts in thousands	Marine	P&C	Professional Liability	Total
Gross Written Premiums	$89,350	$309,932	$55,289	$454,571
Ceded Written Premiums	(36,187)	(67,275)	(13,653)	(117,115)
Net Written Premiums	53,163	242,657	41,636	337,456

Net Earned Premiums	$48,171	$219,371	$33,182	$300,724
Net Losses and LAE	(20,474)	(143,769)	(20,697)	(184,940)
Commission Expenses	(3,658)	(24,673)	(3,418)	(31,749)
Other Operating Expenses	(14,189)	(41,571)	(9,571)	(65,331)
Other Underwriting Income	231	446	26	703

Underwriting Profit (Loss)	$10,081	$9,804	$(478)	$19,407

Losses and LAE Ratio	42.5%	65.5%	62.4%	61.5%
Commission Expense Ratio	7.6%	11.2%	10.3%	10.6%
Other Operating Expense Ratio (1)	29.0%	18.8%	28.7%	21.4%
Combined Ratio	79.1%	95.5%	101.4%	93.5%

(1) - Includes Other Operating Expenses and Other Underwriting Income (Expense).

Gross Written Premiums

Quarter to Date Variance

Gross Written Premiums increased $13.3 million for the three months ended June 30, 2017 as compared to the same period in 2016 driven by an $18.8 million increase in our P&C operating segment, partially offset by decreases in our Marine and Professional Liability operating segments of $4.5 million and $1.1 million, respectively.

The increase in our P&C operating segment was driven by increases in our Other P&C, Environmental and Excess Casualty divisions. The increase in our Other P&C division was driven by new business production in our Auto product with strong rates on renewals, an increase in our Property product driven by new business production, and new product initiatives. The increase in our Environmental division was attributable to new business with increased opportunities in the market. The increase in our Excess Casualty division was primarily driven by increased renewals and favorable rate changes.

The decrease in our Marine operating segment was largely related to our decision to exit certain Hull and War products and the renewal of certain business now being assigned to our Int’l Insurance reporting segment. These decreases were partially offset by new business in our Craft product and increased retention on our Cargo product.

The decrease in our Professional Liability operating segment was primarily due to lower renewals from business not meeting our underwriting pricing requirements and the impact of a challenging rate environment.

Average renewal premium rates for our U.S. Insurance reporting segment for the three months ended June 30, 2017 increased 1.7%, driven by increases of 2.2% and 1.2% within our P&C and Marine operating segments, respectively.

Year to Date Variance

Gross Written Premiums increased $40.2 million for the six months ended June 30, 2017 as compared to the same period in 2016 driven by a $48.2 million increase in our P&C operating segment, partially offset by decreases in our Marine and Professional Liability operating segments of $6.7 million and $1.3 million, respectively.

The increase in our P&C operating segment was primarily driven by increases in our Other P&C, Excess Casualty and Environmental divisions, partially offset by a decrease in our Primary Casualty division. The increase in our Other P&C division was largely driven by new business production in our Auto product with strong rates on renewals, an increase in our Property product driven by new business production, and new product initiatives. The increase in our Excess Casualty division was primarily attributable to an increase in our Specialty Wholesale Excess Casualty product related to increases in construction project coverage recorded in the first quarter of 2017. The increase in our Environmental division was attributable to new business with increased opportunities in the market. A partially offsetting decrease in our Primary Casualty division was attributable to nonrenewals of low performing accounts.

The decrease in our Marine operating segment was largely related to our decision to exit certain Hull and War products and the renewal of certain business now being assigned to our Int’l Insurance reporting segment.

The decrease in our Professional Liability operating segment was attributable to the same drivers as the quarter to date variance.

Average renewal premium rates for our U.S. Insurance reporting segment for the six months ended June 30, 2017 increased 1.3%, driven by increases of 1.6%, 1.0% and 0.2% within our P&C, Marine and Professional Liability operating segments, respectively.

Ceded Written Premiums

Quarter and Year to Date Variances

Ceded Written Premiums were $73.9 million, resulting in a retention ratio of 71.3% of Net Written Premiums to Gross Written Premiums, and $135.3 million, resulting in a retention ratio of 72.6%, for the three and six months ended June 30, 2017, respectively. This compares to $62.6 million, resulting in a retention ratio of 74.3%, and $117.1 million, resulting in a retention ratio of 74.2%, for the three and six months ended June 30, 2016, respectively. The decrease in the retention ratio for both periods was driven by our P&C operating segment, partially offset by an increase in the retention ratio for our Professional Liability operating segment.

The decrease in our P&C operating segment’s retention ratio was the result of proportional reinsurance on our Property product purchased during the second quarter of 2017.

The increase in our Professional Liability operating segment’s retention ratio was attributable to a reduction in proportional reinsurance coverage that supports our D&O business and the impact of a favorable ceded premium adjustment on our E&O business.

Net Earned Premiums

Quarter and Year to Date Variances

Net Earned Premiums increased $14.7 million and $30.4 million for the three and six months ended June 30, 2017, respectively, as compared to the same periods in 2016 primarily due to growth within our P&C operating segment and recent reductions to the level of proportional reinsurance within our Professional Liability operating segment. These increases to Net Earned Premiums were partially offset by increased proportional reinsurance on our Property business and a decrease in the amount of premium written in our Marine operating segment.

Net Losses and LAE

The Net Losses and LAE reserves as of June 30, 2017 and December 31, 2016 are as follows:

	U.S. Insurance
	As of June 30, 2017				As of December 31, 2016
amounts in thousands	Marine	P&C	Professional Liability	Total	Marine	P&C	Professional Liability	Total	Total % Change
Case Reserves	$56,618	$185,454	$28,417	$270,489	$56,701	$201,368	$24,555	$282,624	(4.3%)
IBNR Reserves	48,212	644,771	74,481	767,464	54,259	603,509	70,559	728,327	5.4%
Total	$104,830	$830,225	$102,898	$1,037,953	$110,960	$804,877	$95,114	$1,010,951	2.7%

The following tables present the impact of RRPs and Reserve Releases or (Development/Strengthening) on our Net Losses and LAE Ratio for the three and six months ended June 30, 2017 and 2016:

	U.S. Insurance
	Three Months Ended June 30, 2017				Three Months Ended June 30, 2016
			Professional				Professional		Point
	Marine	P&C	Liability	Total	Marine	P&C	Liability	Total	Change
Reported Net Losses and LAE Ratio	58.5%	64.2%	60.9%	63.0%	42.9%	65.5%	61.2%	61.3%	1.7
RRPs	0.0%	(0.1%)	0.0%	(0.1%)	(1.0%)	0.0%	0.0%	(0.2%)	0.1
Additional Net Current AY Reserve Release/(Development)	0.0%	(2.1%)	0.0%	(1.6%)	0.0%	(1.3%)	0.0%	(1.0%)	(0.6)
Net Prior AY Reserve Release/(Strengthening)	(1.4%)	0.0%	0.0%	(0.2%)	15.7%	0.0%	0.0%	2.6%	(2.8)
Adjusted Net Losses and LAE Ratio	57.1%	62.0%	60.9%	61.1%	57.6%	64.2%	61.2%	62.7%	(1.6)

	U.S. Insurance
	Six Months Ended June 30, 2017				Six Months Ended June 30, 2016
			Professional				Professional		Point
	Marine	P&C	Liability	Total	Marine	P&C	Liability	Total	Change
Reported Net Losses and LAE Ratio	59.6%	62.2%	60.4%	61.6%	42.5%	65.5%	62.4%	61.5%	0.1
RRPs	(0.6%)	(0.1%)	0.0%	(0.1%)	(0.3%)	0.0%	0.0%	(0.1%)	0.0
Additional Net Current AY Reserve Release/(Development)	0.0%	(1.1%)	0.0%	(0.8%)	0.0%	(0.7%)	0.0%	(0.5%)	(0.3)
Net Prior AY Reserve Release/(Strengthening)	(2.0%)	0.5%	0.0%	0.1%	15.9%	(0.5%)	0.0%	2.2%	(2.1)
Adjusted Net Losses and LAE Ratio	57.0%	61.5%	60.4%	60.8%	58.1%	64.3%	62.4%	63.1%	(2.3)

Quarter to Date Variance

For the three months ended June 30, 2017, our Reported Net Losses and LAE Ratio increased 1.7 points as compared to the same period in 2016 driven by our Marine operating segment, partially offset by decreases in our P&C and Professional Liability operating segments.

The Reported Net Losses and LAE Ratio for our Marine operating segment increased 15.6 points as compared to the same period in 2016, primarily due to $0.3 million of Net Prior AY reserve strengthening for the three months ended June 30, 2017 compared to $4.0 million of Net Prior AY reserve releases due to better than expected loss emergence for the same period in 2016. After adjusting for Net Prior AY Reserve Release/(Strengthening) and RRPs, the Adjusted Net Losses and LAE Ratio for the three months ended June 30, 2017 was similar to same period in 2016.

The Reported Net Losses and LAE Ratio for our P&C operating segment decreased 1.3 points as compared to the same period in 2016. The three months ended June 30, 2017 was impacted by $2.6 million of Additional Net Current AY Reserve Development driven by losses in our Property product as compared to $1.5 million of development reported for the same period in 2016 related to our Energy & Engineering product. After adjusting for the Net Current AY Reserve Development and RRPs, the Adjusted Net Losses and LAE Ratio decreased 2.2 points as compared to the same period in 2016 in response to favorable performance across certain divisions, coupled with changes in the mix of business.

The Reported Net Losses and LAE Ratio for our Professional Liability operating segment decreased as compared to the same period in 2016, primarily due to changes in the mix of business.

Year to Date Variance

For the six months ended June 30, 2017, our Reported Net Losses and LAE Ratio increased 0.1 points as compared to the same period in 2016 driven by our Marine operating segment, partially offset by decreases in our P&C and Professional Liability operating segments.

The Reported Net Losses and LAE Ratio for our Marine operating segment increased 17.1 points as compared to the same period in 2016, primarily due to $0.9 million of Net Prior AY reserve strengthening for the six months ended June 30, 2017 compared to $7.7 million of Net Prior AY reserve releases due to better than expected loss emergence for the same period in 2016. After adjusting for Net Prior AY Reserve Release/(Strengthening) and RRPs, the Adjusted Net Losses and LAE Ratio decreased 1.1 points as compared to the same period in 2016 in response to favorable performance within certain products.

The Reported Net Losses and LAE Ratio for our P&C operating segment decreased 3.3 points as compared to the same period in 2016. This was due in part to $1.1 million of Net Prior AY Reserve Release related to better than expected loss emergence within our Environmental and Excess Casualty divisions for the six months ended June 30, 2017 compared to $1.0 million of Net Prior AY Reserve Strengthening related to our Primary Casualty division for the same period in 2016. Partially offsetting the decrease to the Reported Net Losses and LAE Ratio was the impact of $2.6 million of Additional Net Current AY Reserve Development related to losses in our Property product during the six months ended June 30, 2017 compared to $1.5 million related to our Energy & Engineering product for the same period in 2016. After adjusting for the Net Prior AY Reserve Release/(Strengthening), Additional Net Current AY Reserve Development and RRPs, the Adjusted Net Losses and LAE Ratio decreased 2.8 points as compared to the same period in 2016 in response to favorable performance across certain divisions, coupled with changes in the mix of business.

The Reported Net Losses and LAE Ratio for our Professional Liability operating segment decreased 2.0 points as compared to the same period in 2016, primarily due to changes in the mix of business.

Commission Expenses

Quarter and Year to Date Variances

Our Commission Expense Ratio for the three and six months ended June 30, 2017 increased 1.1 points and 1.7 points, respectively, as compared to the same period in 2016. The increases were primarily driven by increases in our P&C and Professional Liability operating segments.

Our P&C operating segment’s Commission Expense Ratio increased due to less ceding commission benefits resulting from reductions to our proportional reinsurance coverage on our Excess Casualty business, partially offset by slightly greater ceding commission income from the new proportional reinsurance on our Property product purchased during the second quarter of 2017.

The increase in our Professional Liability operating segment’s Commission Expense Ratio was largely driven by the impact of reducing proportional reinsurance and the related ceding commission benefits.

Other Operating Expenses

Quarter and Year to Date Variances

Other Operating Expenses for the three and six months ended June 30, 2017 increased $1.6 million and $1.3 million, respectively, as compared to the same periods in 2016, primarily due to costs associated with new business initiatives, partially offset by a decrease in project specific information technology expenses.

Int’l Insurance

The following tables summarize our Underwriting Profit (Loss) by operating segment for our Int’l Insurance reporting segment for the three and six months ended June 30, 2017 and 2016:

	Int'l Insurance
	Three Months Ended June 30, 2017
amounts in thousands	Marine	P&C	Professional Liability	Total	% Change Total
Gross Written Premiums	$49,597	$46,663	$34,933	$131,193	(3.3%)
Ceded Written Premiums	(12,536)	(20,362)	(10,911)	(43,809)	4.5%
Net Written Premiums	37,061	26,301	24,022	87,384	(6.9%)

Net Earned Premiums	$39,525	$23,337	$19,238	$82,100	5.5%
Net Losses and LAE	(23,848)	(8,867)	(11,380)	(44,095)	(8.3%)
Commission Expenses	(9,517)	(4,577)	(4,907)	(19,001)	13.0%
Other Operating Expenses	(9,226)	(7,946)	(5,334)	(22,506)	(2.3%)

Underwriting Profit (Loss)	$(3,066)	$1,947	$(2,383)	$(3,502)	(65.3%)

Losses and LAE Ratio	60.3%	38.0%	59.2%	53.7%
Commission Expense Ratio	24.1%	19.6%	25.5%	23.1%
Other Operating Expense Ratio (1)	23.4%	34.1%	27.7%	27.5%
Combined Ratio	107.8%	91.7%	112.4%	104.3%

(1) - Includes Other Operating Expenses and Other Underwriting Income (Expense).

	Int'l Insurance
	Three Months Ended June 30, 2016
amounts in thousands	Marine	P&C	Professional Liability	Total
Gross Written Premiums	$41,147	$63,002	$31,591	$135,740
Ceded Written Premiums	(9,554)	(24,465)	(7,891)	(41,910)
Net Written Premiums	31,593	38,537	23,700	93,830

Net Earned Premiums	$36,096	$23,815	$17,922	$77,833
Net Losses and LAE	(17,021)	(21,878)	(9,167)	(48,066)
Commission Expenses	(8,361)	(5,150)	(3,310)	(16,821)
Other Operating Expenses	(8,698)	(9,065)	(5,280)	(23,043)

Underwriting Profit (Loss)	$2,016	$(12,278)	$165	$(10,097)

Losses and LAE Ratio	47.2%	91.9%	51.2%	61.8%
Commission Expense Ratio	23.2%	21.6%	18.5%	21.6%
Other Operating Expense Ratio (1)	24.0%	38.1%	29.4%	29.6%
Combined Ratio	94.4%	151.6%	99.1%	113.0%

(1) - Includes Other Operating Expenses and Other Underwriting Income (Expense).

	Int'l Insurance
	Six Months Ended June 30, 2017
amounts in thousands	Marine	P&C	Professional Liability	Total	% Change Total
Gross Written Premiums	$118,430	$87,031	$67,592	$273,053	(2.4%)
Ceded Written Premiums	(23,462)	(50,008)	(16,932)	(90,402)	17.6%
Net Written Premiums	94,968	37,023	50,660	182,651	(10.0%)

Net Earned Premiums	$77,020	$45,517	$43,649	$166,186	6.6%
Net Losses and LAE	(44,449)	(24,736)	(25,615)	(94,800)	7.1%
Commission Expenses	(19,058)	(8,319)	(10,857)	(38,234)	18.8%
Other Operating Expenses	(17,666)	(14,369)	(10,264)	(42,299)	(5.6%)

Underwriting Loss	$(4,153)	$(1,907)	$(3,087)	$(9,147)	(5.0%)

Losses and LAE Ratio	57.7%	54.3%	58.7%	57.0%
Commission Expense Ratio	24.7%	18.3%	24.9%	23.0%
Other Operating Expense Ratio (1)	23.0%	31.6%	23.5%	25.5%
Combined Ratio	105.4%	104.2%	107.1%	105.5%

(1) - Includes Other Operating Expenses and Other Underwriting Income (Expense).

	Int'l Insurance
	Six Months Ended June 30, 2016
amounts in thousands	Marine	P&C	Professional Liability	Total
Gross Written Premiums	$113,095	$107,048	$59,740	$279,883
Ceded Written Premiums	(20,643)	(41,694)	(14,544)	(76,881)
Net Written Premiums	92,452	65,354	45,196	203,002

Net Earned Premiums	$74,952	$45,024	$35,865	$155,841
Net Losses and LAE	(37,109)	(33,094)	(18,273)	(88,476)
Commission Expenses	(17,766)	(7,925)	(6,485)	(32,176)
Other Operating Expenses	(17,140)	(17,773)	(9,901)	(44,814)

Underwriting Profit (Loss)	$2,937	$(13,768)	$1,206	$(9,625)

Losses and LAE Ratio	49.5%	73.5%	50.9%	56.8%
Commission Expense Ratio	23.7%	17.6%	18.1%	20.6%
Other Operating Expense Ratio (1)	22.9%	39.5%	27.6%	28.8%
Combined Ratio	96.1%	130.6%	96.6%	106.2%

(1) - Includes Other Operating Expenses and Other Underwriting Income (Expense).

Gross Written Premiums

Quarter to Date Variance

Gross Written Premiums decreased $4.5 million for the three months ended June 30, 2017 compared to the same period in 2016, driven by a decline in our P&C operating segment of $16.3 million, partially offset by increases in our Marine and Professional Liability operating segments of $8.5 million and $3.3 million, respectively.

The decrease in our P&C operating segment was primarily driven by a decline in our Property and Energy & Engineering divisions, partially offset by an increase in our Other P&C division. The decrease in our Property division was primarily related to strategic actions taken to exit our North American Property business. Our Energy & Engineering division decrease was primarily related to the impact of challenging market conditions on our Offshore Energy products resulting in adverse rate changes and lower premium volume. The increase in our Other P&C division was primarily attributable to growth in our Political Violence & Terrorism product.

The increase in our Marine operating segment was largely due to an increase in our Transport product related to a favorable premium adjustment, growth in our Cargo and Hull products attributable to new business and an increase in our Craft product related to the renewal of certain business previously assigned to our U.S. Insurance reporting segment now attributed to the Int’l Insurance reporting segment. These increases were partially offset by a decrease in our Energy Liability product due to reduced exposure based premium and restructured programs resulting from a lack of activity in this market.

The increase in our Professional Liability operating segment was primarily driven by new business production in our E&O and Other Professional Liability divisions.

Average renewal premium rates for our Int’l Insurance reporting segment for the three months ended June 30, 2017 decreased 2.7% compared to the same period in 2016, driven by decreases of 3.6%, 2.5% and 2.3% in our Professional Liability, P&C and Marine operating segments, respectively.

Year to Date Variance

Gross Written Premiums decreased $6.8 million for the six months ended June 30, 2017 compared to the same period in 2016, driven by a decline in our P&C operating segment of $20.0 million, partially offset by increases in our Professional Liability and Marine operating segments of $7.9 million and $5.3 million, respectively.

The decrease in our P&C operating segment was attributable to the same drivers as the quarter to date variance.

The increase in our Professional Liability operating segment was attributable to the same drivers as the quarter to date variance.

The increase in our Marine operating segment was largely due to growth in our Hull and Protection & Indemnity (“P&I”) products driven by new business, an increase in our Craft product related to renewal of certain business previously assigned to our U.S. Insurance reporting segment now attributed to the Int’l Insurance reporting segment, and an increase in our Transport product related to a favorable premium adjustment. These increases were partially offset by declines in our Marine Liability, Cargo, and Specie products related to non-renewals, reduced line share and adjustments resulting from reduced exposures.

Average renewal premium rates for our Int’l Insurance reporting segment for the six months ended June 30, 2017 decreased 2.5% compared to the same period in 2016, driven by decreases of 3.6%, 2.7% and 1.8% in our P&C, Professional Liability and Marine operating segments, respectively.

Ceded Written Premiums

Quarter to Date Variance

Ceded Written Premiums were $43.8 million, resulting in a retention ratio of 66.6% of Net Written Premiums to Gross Written Premiums for the three months ended June 30, 2017 compared to $41.9 million and 69.1%, for the same period in 2016. All three operating segments experienced reductions in their retention ratios with the largest impact in our Professional Liability and P&C operating segments.

The decrease in the retention rate of our Professional Liability operating segment was primarily due to an excess of loss premium adjustment on our E&O business.

The reduction in our P&C operating segment was primarily driven by a reinsurance arrangement to cede 100% of the unexpired risk on our North American Property business effective January 1, 2017 as part of our strategic actions taken to exit this book of business, partially offset by changes in our proportional reinsurance programs impacting certain products, most notably in Offshore Energy.

Year to Date Variance

Ceded Written Premiums were $90.4 million, or a retention ratio of 66.9%, for the six months ended June 30, 2017 compared to $76.9 million, or 72.5%, for the same period in 2016. The reduction in the retention ratio was primarily driven by our P&C operating segment.

The reduction in our P&C operating segment was attributable to the same drivers as the quarter to date variance.

Net Earned Premiums

Quarter and Year to Date Variances

Net Earned Premiums increased $4.3 million and $10.3 million for the three and six months ended June 30, 2017, respectively, as compared to the same periods in 2016 largely driven by recent growth in our Professional Liability and Marine operating segments. The increase from growth in our Professional Liability operating segment was partially offset by a ceded excess of loss premium adjustment in our E&O business.

Our P&C operating segment’s Net Earned Premium was negatively impacted by increased cessions and lower premium volume related to our strategic actions taken to exit our North American Property business. However, this was largely offset by changes to our proportional reinsurance programs on various products within this operating segment reducing ceded earned premium for these products.

Net Losses and LAE

The Net Losses and LAE Reserves as of  June 30, 2017 and December 31, 2016 are as follows:

	Int'l Insurance
	As of June 30, 2017				As of December 31, 2016
amounts in thousands	Marine	P&C	Professional Liability	Total	Marine	P&C	Professional Liability	Total	Total % Change
Case Reserves	$168,472	$74,719	$40,838	$284,029	$163,124	$66,496	$30,106	$259,726	9.4%
IBNR Reserves	33,258	23,213	71,095	127,566	36,118	18,192	70,103	124,413	2.5%
Total	$201,730	$97,932	$111,933	$411,595	$199,242	$84,688	$100,209	$384,139	7.1%

The following tables present the impact of RRPs and Reserve Releases or (Development/Strengthening) on our Net Losses and LAE Ratio for the three and six months ended June 30, 2017 and 2016:

	Int'l Insurance
	Three Months Ended June 30, 2017				Three Months Ended June 30, 2016
			Professional				Professional		Point
	Marine	P&C	Liability	Total	Marine	P&C	Liability	Total	Change
Reported Net Losses and LAE Ratio	60.3%	38.0%	59.2%	53.7%	47.2%	91.9%	51.2%	61.8%	(8.1)
RRPs	(0.0%)	(0.2%)	0.0%	(0.1%)	(0.5%)	(6.8%)	0.0%	(1.7%)	1.6
Additional Net Current AY Reserve Release/(Development)	(4.8%)	(2.2%)	0.0%	(2.9%)	(4.6%)	(43.6%)	0.0%	(16.1%)	13.2
Net Prior AY Reserve Release/(Strengthening)	(8.7%)	5.6%	(13.5%)	(5.8%)	9.1%	0.2%	0.0%	4.2%	(10.0)
Adjusted Net Losses and LAE Ratio	46.8%	41.2%	45.7%	44.9%	51.2%	41.7%	51.2%	48.2%	(3.3)

	Int'l Insurance
	Six Months Ended June 30, 2017				Six Months Ended June 30, 2016
			Professional				Professional		Point
	Marine	P&C	Liability	Total	Marine	P&C	Liability	Total	Change
Reported Net Losses and LAE Ratio	57.7%	54.3%	58.7%	57.0%	49.5%	73.5%	50.9%	56.8%	0.2
RRPs	(0.0%)	0.7%	0.0%	0.2%	(0.3%)	(3.0%)	0.0%	(0.8%)	1.0
Additional Net Current AY Reserve Release/(Development)	(7.0%)	(2.3%)	0.0%	(3.9%)	(2.2%)	(27.8%)	0.0%	(9.3%)	5.4
Net Prior AY Reserve Release/(Strengthening)	(4.1%)	(7.8%)	(10.8%)	(6.9%)	4.6%	(2.0%)	0.0%	1.6%	(8.5)
Adjusted Net Losses and LAE Ratio	46.6%	44.9%	47.9%	46.4%	51.6%	40.7%	50.9%	48.3%	(1.9)

Quarter to Date Variance

For the three months ended June 30, 2017, our Reported Net Losses and LAE Ratio decreased 8.1 points as compared to the same period in 2016 driven by a decrease in this ratio for our P&C operating segment, partially offset by increases in our Marine and Professional Liability operating segments.

Our P&C operating segment’s Reported Net Losses and LAE Ratio for the three months ended June 30, 2017 decreased 53.9 points as compared to the same period in 2016, primarily due to $11.2 million of Additional Net Current AY Reserve Development in 2016 attributable to the Alberta Wildfires, Taiwan Earthquake and other large loss events compared to $0.5 million in 2017. The three months ended June 30, 2016 was also impacted by $1.9 million of RRPs, compared to $0.1 million for the same period in 2017. Additionally, the three months ended June 30, 2017 recognized $1.3 million of Net Prior AY Reserve Releases related to better than expected loss emergence on our Offshore Energy business, partially offset by attritional loss development within our Property division compared to an immaterial amount of Net Prior AY Reserve Releases for the same period in 2016. After adjusting for Additional Net Current AY Reserve Development, RRPs, and Net Prior AY Reserve Releases, the Adjusted Net Losses and LAE Ratio for the three months ended June 30, 2017 was similar to the same period in 2016.

Our Marine operating segment’s Reported Net Losses and LAE Ratio for the three months ended June 30, 2017 increased 13.1 points as compared to the same period in 2016. This was driven in part by $3.5 million of Net Prior AY Reserve Strengthening for the three months ended June 30, 2017 due to attritional loss development primarily related to our Specie product, compared to $3.3 million Net Prior AY Reserve Releases for the same period in 2016 due to better than expected loss emergence. Additionally, the three months ended June 30, 2017 recognized $1.9 million of Additional Net Current AY Reserve Development related to loss activity within our P&I product, compared to $1.7 million for the same period in 2016 related to the Ecuador Earthquake. After adjusting for Net Prior AY Reserve (Strengthening)/Releases, Additional Net Current AY Reserve Development and RRPs, the Adjusted Net Losses and LAE Ratio decreased 4.4 points for the three months ended June 30, 2017 as compared to the same period in 2016 due to changes in the mix of business.

Our Professional Liability operating segment’s Reported Net Losses and LAE Ratio for the three months ended June 30, 2017 increased 8.0 points as compared to the same period in 2016, primarily due to $2.6 million of Net Prior AY Reserve Strengthening during the three months ended June 30, 2017 related to attritional loss development on our D&O and E&O business. After adjusting for Net Prior AY Reserve Strengthening, the Adjusted Net Losses and LAE Ratio decreased 5.5 points for the three months ended June 30, 2017 as compared to the same period in 2016 due to favorable performance across certain key divisions, coupled with changes in the mix of business.

Year to Date Variance

For the six months ended June 30, 2017, our Reported Net Losses and LAE Ratio was similar to the same period in 2016 with a decrease in our P&C operating segment, offset by increases in our Marine and Professional Liability operating segments.

Our P&C operating segment’s Reported Net Losses and LAE Ratio for the six months ended June 30, 2017 decreased 19.2 points as compared to the same period in 2016, primarily due to $13.0 million of Additional Net Current AY Reserve Development in 2016 attributable to the Alberta Wildfires, Taiwan Earthquake and other large loss events compared to $1.0 million of Additional Net Current AY Reserve Development in 2017. Additionally, the six months ended June 30, 2016 was impacted by $1.9 million of RRPs, compared to a $0.6 million RRP benefit in 2017. Partially offsetting these decreases to the ratio, the six months ended June 30, 2017 had Net Prior AY Reserve Strengthening of $3.5 million attributable to attritional loss development within our Property division primarily resulting from late reported claims, partially offset by favorable development on our Offshore Energy business compared to $0.9 million for the same period in 2016 attributable to attritional loss development. After adjusting for Additional Net Current AY Reserve Development, RRPs, and Net Prior AY Reserve Strengthening, the Adjusted Net Losses and LAE Ratio increased 4.2 points primarily due to the impact of additional ceded protection on Net Earned Premiums.

Our Marine operating segment’s Reported Net Losses and LAE Ratio for the six months ended June 30, 2017 increased 8.2 points as compared to the same period in 2016. This was driven in part by $3.1 million of Net Prior AY Reserve Strengthening attributable to attritional loss development primarily related to our Specie product for the six months ended June 30, 2017 compared to $3.4 million of Net Prior AY Reserve Releases due to better than expected loss emergence for the same period in 2016. Additionally, the six months ended June 30, 2017 recognized $5.4 million of Additional Net Current AY Reserve Development related to attritional loss development compared to $1.7 million for the same period in 2016 related to the Ecuador Earthquake. After adjusting for Net Prior AY Reserve Releases/(Strengthening), Additional Net Current AY Reserve Development and RRPs, the Adjusted Net Losses and LAE Ratio decreased 5.0 points as compared to the same period in 2016 due to changes in the mix of business.

Our Professional Liability operating segment’s Reported Net Losses and LAE Ratio for the six months ended June 30, 2017 increased 7.8 points as compared to the same period in 2016, primarily due to $4.7 million of Net Prior AY Reserve Strengthening during the six months ended June 30, 2017 related to attritional loss development on our D&O and E&O business. After adjusting for Net Prior AY Reserve Strengthening, the Adjusted Net Losses and LAE Ratio decreased 3.0 points for the six months ended June 30, 2017 as compared to the same period in 2016 due to favorable performance across certain key divisions, coupled with changes in the mix of business.

Commission Expenses

Quarter to Date Variance

Our Commission Expense Ratio for the three months ended June 30, 2017 increased 1.5 points as compared to the same period in 2016. The increase was driven by our Professional Liability and Marine operating segments partially offset by a decrease in our P&C operating segment.

The increase in our Professional Liability operating segment’s Commission Expense Ratio was due to increased gross costs primarily in our E&O division, the impact of a ceded excess of loss premium adjustment on our E&O division, changes in the mix of business with increased growth in our Warranties and Indemnity product which attracts a higher commission rate, and an increase in profit commission expense.

Our Marine operating segment’s Commission Expense Ratio increased due to generally higher gross acquisition costs across most products.

The decrease in our P&C operating segment’s Commission Expense Ratio was due to the impact of increased cessions on our Property business, partially offset by an increase in our Political Violence and Terrorism product, which has a higher commission rate, and an increase in profit commissions.

Year to Date Variance

Our Commission Expense Ratio for the six months ended June 30, 2017 increased 2.4 points as compared to the same period in 2016, driven by increases in all three operating segments.

Our Professional Liability operating segment’s Commission Expense Ratio increased due to the same drivers as the quarter to date variance.

Our Marine operating segment’s Commission Expense Ratio increased due to the same drivers as the quarter to date variance.

Our P&C operating segment’s Commission Expense Ratio increased primarily due to an increase in profit commissions and an increase in our Political Violence and Terrorism product, which has a higher commission rate, largely offset by the impact of increased cessions on our Property business.

Other Operating Expenses

Quarter and Year to Date Variances

For the three and six months ended June 30, 2017, Other Operating Expenses decreased $0.5 million and $2.5 million, respectively, as compared to the same periods in 2016 due to reduced employee expenses and favorable foreign exchange rates, partially offset by increased Lloyd’s expenses.

GlobalRe

The following tables summarize our Underwriting Profit for our GlobalRe reporting segment for the three and six months ended June 30, 2017 and 2016:

	GlobalRe
	Three Months Ended June 30,
amounts in thousands	2017	2016	% Change
Gross Written Premiums	$63,800	$32,901	93.9%
Ceded Written Premiums	(1,231)	(1,502)	(18.1%)
Net Written Premiums	62,569	31,399	99.3%

Net Earned Premiums	$44,648	$37,775	18.2%
Net Losses and LAE	(27,745)	(25,712)	7.9%
Commission Expenses	(8,970)	(7,492)	19.7%
Other Operating Expenses	(5,120)	(4,461)	14.8%
Other Underwriting Income	169	203	(16.7%)

Underwriting Profit	$2,982	$313	NM

Losses and LAE Ratio	62.1%	68.1%
Commission Expense Ratio	20.1%	19.8%
Other Operating Expense Ratio (1)	11.1%	11.3%
Combined Ratio	93.3%	99.2%

NM - Percentage change not meaningful

(1) - Includes Other Operating Expenses and Other Underwriting Income.

	GlobalRe
	Six Months Ended June 30,
amounts in thousands	2017	2016	% Change
Gross Written Premiums	$134,640	$91,988	46.4%
Ceded Written Premiums	(6,293)	(6,091)	3.3%
Net Written Premiums	128,347	85,897	49.4%

Net Earned Premiums	$82,689	$75,785	9.1%
Net Losses and LAE	(47,814)	(46,746)	2.3%
Commission Expenses	(17,462)	(15,237)	14.6%
Other Operating Expenses	(10,393)	(9,738)	6.7%
Other Underwriting Income	345	252	36.9%

Underwriting Profit	$7,365	$4,316	70.7%

Losses and LAE Ratio	57.8%	61.7%
Commission Expense Ratio	21.1%	20.1%
Other Operating Expense Ratio (1)	12.2%	12.5%
Combined Ratio	91.1%	94.3%

(1) - Includes Other Operating Expenses and Other Underwriting Income.

Gross Written Premiums

Quarter To Date Variance

Gross Written Premiums increased $30.9 million for the three months ended June 30, 2017, compared to the same period in 2016, primarily due to $21.5 million of new business, increased renewal business and net favorable premium adjustments in our A&H product. Growth in our P&C business and expansion of our Professional Liability product to offer various assumed general, umbrella and auto liability business further contributed to new business growth period over period.

Year To Date Variance

Gross Written Premiums increased $42.7 million for the six months ended June 30, 2017, compared to the same period in 2016. The year to date increase was attributable to the same drivers as the quarter to date variance.

Ceded Written Premiums

Quarter and Year To Date Variances

Ceded Written Premiums were $1.2 million, resulting in a retention ratio of 98.1% of Net Written Premiums to Gross Written Premiums, and $6.3 million, resulting in a retention ratio of 95.3%, for the three and six months ended June 30, 2017, respectively. This compares to $1.5 million, resulting in a retention ratio of 95.4%, and $6.1 million, resulting in a retention ratio of 93.4%, for the three and six months ended June 30, 2016. The increase in the retention ratio for both periods was primarily due to changes in the mix of business with proportionately more A&H premium, which has 100% retention.

Net Earned Premiums

Quarter and Year To Date Variances

Net Earned Premiums for the three and six months ended June 30, 2017 increased $6.9 million for both periods as compared to the same periods in 2016, primarily due to growth in our P&C, Professional Liability, Surety and Agriculture products, partially offset by a lower volume of premium from our A&H products earning into 2017 compared to 2016 due to non-renewals.

Net Losses and LAE

The Net Losses and LAE Reserves as of June 30, 2017 and December 31, 2016 are as follows:

	GlobalRe
	As of
	June 30,	December 31,
amounts in thousands	2017	2016	% Change
Case Reserves	$42,542	$47,505	(10.4%)
IBNR Reserves	71,373	67,856	5.2%
Total	$113,915	$115,361	(1.3%)

The following tables present the impact of RRPs and Reserve Releases or (Development/Strengthening) on our Net Losses and LAE Ratio for the three and six months ended June 30, 2017 and 2016:

	GlobalRe
	Three Months Ended June 30,		Point
	2017	2016	Change
Reported Net Losses and LAE Ratio	62.1%	68.1%	(6.0)
RRPs	0.9%	(0.5%)	1.4
Additional Net Current AY Reserve Release/(Development)	(5.6%)	(17.2%)	11.6
Net Prior AY Reserve Release/(Strengthening)	(6.8%)	3.7%	(10.5)
Adjusted Net Losses and LAE Ratio	50.6%	54.1%	(3.5)

	GlobalRe
	Six Months Ended June 30,		Point
	2017	2016	Change
Reported Net Losses and LAE Ratio	57.8%	61.7%	(3.9)
RRPs	0.6%	0.3%	0.3
Additional Net Current AY Reserve Release/(Development)	(4.1%)	(9.4%)	5.3
Net Prior AY Reserve Release/(Strengthening)	(4.8%)	1.9%	(6.7)
Adjusted Net Losses and LAE Ratio	49.5%	54.5%	(5.0)

Quarter To Date Variance

For the three months ended June 30, 2017, our Reported Net Losses and LAE Ratio decreased 6.0 points as compared to the same period in 2016. This was driven in part by $2.5 million of Additional Net Current AY Reserve Development for the three months ended June 30, 2017 attributable to weather-related losses, compared to $6.5 million for the same period in 2016, mostly related to large event losses including the Alberta Wildfires, Ecuador Earthquake and the Taiwan Earthquake. Additionally, the three months ended June 30, 2017 was impacted by a RRP benefit, compared to a RRP expense for the same period in 2016. Partially offsetting these decreases to the Reported Net Losses and LAE Ratio, the three months ended June 30, 2017 recognized $3.0 million of Net Prior AY Reserve Strengthening mostly related to the settlement of a large A&H claim, compared to $1.4 million of Net Prior AY Reserve Releases related to better than expected loss emergence in our Property and Professional Liability products for the same period in 2016. After adjusting for Additional Net Current AY Reserve Development, RRPs and Net Prior AY Reserve Releases/(Strengthening), the Adjusted Net Losses and LAE Ratio decreased 3.5 points due to changes in the mix of business.

Year To Date Variance

For the six months ended June 30, 2017, our Reported Net Losses and LAE Ratio decreased 3.9 points as compared to the same period in 2016. This was driven in part by $3.4 million of Additional Net Current AY Reserve Development for the six months ended June 30, 2017 due to weather-related losses, compared to $7.1 million for the same period in 2016, mostly related to large event losses including the Alberta Wildfires, Ecuador Earthquake and the Taiwan Earthquake. Partially offsetting the decrease in the Reported Net Losses and LAE Ratio, the six months ended June 30, 2017 recognized $3.9 million of Net Prior AY Reserve Strengthening related to the settlement of a large A&H claim, compared to $1.4 million of Net Prior AY Reserve Releases related to better than expected loss emergence in our Property and Professional Liability products for the same period in 2016. After adjusting for Additional Net Current AY Reserve Development, RRPs and Net Prior AY Reserve Releases/(Strengthening), the Adjusted Net Losses and LAE Ratio decreased 5.0 points due to changes in the mix of business.

Commission Expenses

Quarter To Date Variances

Our Commission Expense Ratio for the three months ended June 30, 2017 increased 0.3 points compared to the same period in 2016, due to changes in the mix of business, partially offset by lower profit commission expense in our A&H and Professional Liability products.

Year To Date Variance

Our Commission Expense Ratio for the six months ended June 30, 2017 increased 1.0 point compared to the same period in 2016. The year to date increase was attributable to the same drivers as the quarter to date variance.

Other Operating Expenses

Quarter and Year To Date Variances

Other Operating Expenses for the three and six months ended June 30, 2017 increased $0.7 million for both periods as compared to the same periods in 2016, primarily due to costs associated with new business initiatives.

Capital Resources and Liquidity

Capital Resources

Our capital resources consist of funds deployed or available to be deployed to support our business operations.  As of June 30, 2017 and December 31, 2016, our capital resources were as follows:

	As of
amounts in thousands	June 30, 2017	December 31, 2016
Senior Notes	$263,806	$263,728
Stockholders' Equity	1,244,168	1,178,188
Total Capitalization	$1,507,974	$1,441,916

Ratio of Debt to Total Capitalization	17.5%	18.3%

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

NIC may pay dividends to our Parent Company out of its statutory earned surplus subject to statutory restrictions imposed under the New York insurance law.  As of June 30, 2017, the maximum amount available for the payment of dividends by NIC in 2017 without prior regulatory approval is $102.7 million.

NCUL, our wholly-owned corporate member at Lloyd’s, may pay dividends to our Parent Company up to the extent of available profits that have been distributed from the Syndicate.  As of June 30, 2017, that amount was $2.1 million (£ 1.6 million).

Senior Notes and Credit Facility

As of June 30, 2017, letters of credit with an aggregate face amount of 14.0 million Australian Dollars were outstanding under the credit facility with Barclays Bank PLC that we entered into on November 4, 2016 (the “Australian Facility”).

As of June 30, 2017, letters of credit with an aggregate face amount of $135.0 million and £60.0 million were outstanding under the credit facility with ING Bank N.V., London Branch, individually and as administrative agent for a syndicate of lenders, that we entered into on November 7, 2016 (the “Club Facility”), and we had an aggregate of $1.1 million of cash collateral posted.

As of June 30, 2017, there were no letters of credit outstanding under the credit facility with ING Bank N.V., London Branch, we entered into on November 20, 2015 and amended on November 7, 2016 (the “Bilateral Facility”).

As of June 30, 2017, our Company was in compliance with all covenants for our Senior Notes, Australian Facility, Club Facility and Bilateral Facility.

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

Net cash Provided by Operating Activities was $72.9 million for the six months ended June 30, 2017 compared to $118.5 million for the same period in 2016. Operating cash flows decreased from the prior year due to increased claim payments in our international operations as well as higher estimated federal tax payments in the current year due to less overpayment carryforwards which were used to offset tax payments in the prior year.  Operating cash flows were positively impacted by increased premium collections associated with top line growth and higher investment income collections due to growth of invested assets and higher investment yields.

Net Cash Used in Investing Activities was $55.0 million for the six months ended June 30, 2017 compared to $54.1 million for the comparable period in 2016.  Fluctuations in cash used in investing activities are primarily due to changes in operating cash flows and the associated ongoing management of our investment portfolio.

Net Cash Used in Financing Activities was $15.1 million for the six months ended June 30, 2017 compared to $4.0  million for the same period in 2016. The increase in cash used in financing activities is primarily related to increased tax withholding payments on vested stock compensation in 2017 as compared with 2016. To a lesser extent 2017 financing cash flows were impacted by the institution of a quarterly stockholder dividend which was paid for the first time in the third quarter of 2016.

Investments

Our investment portfolio is invested primarily in publicly traded, investment grade, fixed income securities with an average credit quality of “AA-/Aa3” as rated by S&P or Moody’s.  As of June 30, 2017, our portfolio had a duration of 3.8 years.  Management periodically projects cash flow of the investment portfolio and other sources in order to maintain the appropriate levels of liquidity in an effort to ensure our ability to satisfy claims.  As of June 30, 2017 and December 31, 2016, all Fixed Maturities and Equity Securities held by us were classified as available-for-sale.

The portfolio is externally managed by independent, professional investment managers and is broadly diversified across geographies, sectors, and issuers. The primary objectives are to maximize total investment return in the context of preserving and enhancing stockholder value and the statutory surplus of our regulated insurance companies.  As part of our overall investment strategy, we seek to build a tax efficient investment portfolio by maintaining an allocation to tax-exempt municipal bonds. The tax-exempt portion of our Fixed Maturities portfolio at June 30, 2017 was 19.5% compared to 17.1% at December 31, 2016.  Additionally, substantially all of our equity portfolio is invested in tax efficient securities which qualify for the dividends received deduction.  The investments are subject to the oversight of the respective insurance companies’ Boards of Directors and the Finance Committee of our Parent Company’s Board of Directors.

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

The following table summarizes the composition of our available-for-sale investments at fair value:

	Fair Value as of
amounts in thousands	June 30, 2017	December 31, 2016	% Change
Fixed Maturities:
U.S. Treasury Bonds, Agency Bonds and Foreign Government Bonds	$264,511	$273,776	(3.4%)
States, Municipalities and Political Subdivisions	655,064	547,415	19.7%
Mortgage-Backed and Asset-Backed Securities:
Agency Mortgage-Backed Securities	455,133	487,364	(6.6%)
Residential Mortgage Obligations	18,037	20,530	(12.1%)
Asset-Backed Securities	315,945	314,601	0.4%
Commercial Mortgage-Backed Securities	145,573	154,139	(5.6%)
Subtotal	$934,688	$976,634	(4.3%)
Corporate Exposures	896,141	838,057	6.9%
Total Fixed Maturities	$2,750,404	$2,635,882	4.3%
Equity Securities:
Common Stocks	$172,456	$164,087	5.1%
Preferred Stocks	179,606	185,055	(2.9%)
Total Equity Securities	$352,062	$349,142	0.8%
Short-Term Investments	130,881	143,539	(8.8%)
Total Investments	$3,233,347	$3,128,563	3.3%

Invested assets increased from December 31, 2016 due to positive cash flow from operations, and a decrease in Treasury rates at the long end of the curve coupled with a rally in the equity markets which resulted in increased unrealized gains. Operating cash flows were primarily directed to Corporate Exposures and Municipal Bonds. Corporate Exposures, Municipal Bonds and Equity Securities benefitted from a rally in the treasury and equity markets which resulted in increased unrealized gains for these asset classes. The decrease in Short-Term Investments is due to the maturity of Treasury bills with the proceeds reinvested in longer term Fixed Maturities.

The following table sets forth the amount of our Fixed Maturities as of June 30, 2017 by S&P credit rating or, if an S&P rating is not available, the equivalent Moody’s rating. The total rating is the weighted average quality rating for the Fixed Maturities portfolio as a whole.

		As of June 30, 2017
amounts in thousands	Rating	Fair Value	Amortized Cost
Rating Description:
Extremely Strong	AAA	$397,091	$394,460
Very Strong	AA	1,181,788	1,169,129
Strong	A	706,069	699,111
Adequate	BBB	361,759	354,111
Speculative	BB & Below	103,201	98,689
Not Rated	NR	496	410
Total	AA-	$2,750,404	$2,715,910

The following table sets forth the composition of the non-government guaranteed Fixed Maturities categorized by asset class and generally equivalent S&P and Moody’s ratings (not all securities in our portfolio are rated by both S&P and Moody’s) as of June 30, 2017:

	As of June 30, 2017
amounts in thousands	AAA	AA	A	BBB	BB and below	Not Rated	Fair Value	Amortized Cost
Municipal Bonds	$58,585	$429,031	$146,211	$21,237	$—	$—	$655,064	$637,762
Agency Residential Mortgage-Backed	—	455,133	—	—	—	—	455,133	456,673
Residential Mortgage-Backed	8,457	979	70	3,512	4,523	496	18,037	17,556
Asset-Backed	138,736	37,014	110,129	30,066	—	—	315,945	314,508
Commercial Mortgage-Backed	92,921	36,334	16,318	—	—	—	145,573	144,122
Corporate Exposures	7,141	65,192	418,186	306,944	98,678	—	896,141	881,006
Total	$305,840	$1,023,683	$690,914	$361,759	$103,201	$496	$2,485,893	$2,451,627

The following table sets forth our U.S. Treasury Bonds, Agency Bonds and Foreign Government Bonds, as well as our State, Municipality and Political Subdivision bond holdings by type:

	As of June 30, 2017
amounts in thousands	Fair Value	Amortized Cost
U.S. Treasury Bonds, Agency Bonds and Foreign Government Bonds:
U.S. Treasury Bonds	$58,932	$58,031
Agency Bonds	72,102	71,480
Foreign Government Bonds	133,477	134,772
Total U.S. Treasury Bonds, Agency Bonds and Foreign Government Bonds	$264,511	$264,283

States, Municipalities and Political Subdivisions:
General Obligation	$168,249	$164,063
Prerefunded	24,913	23,972
Revenue	343,907	332,347
Taxable	117,995	117,380
Total States, Municipalities and Political Subdivisions	$655,064	$637,762

As of June 30, 2017, we own $49.0 million of municipal securities, which are credit enhanced by various financial guarantors that have an average underlying credit rating of A+.

The following table sets forth our Agency Mortgage-Backed Securities (“AMBS”) issued by the Government National Mortgage Association (“GNMA”), Federal National Mortgage Association (“FNMA”) and Federal Home Loan Mortgage Corporation (“FHLMC”) and the quality category (Prime, Alternative A-paper (“Alt-A”), Non-U.S. RMBS and Other Non-Agency) for Residential Mortgage-Backed Securities (“RMBS”) as of June 30, 2017:

	As of June 30, 2017
amounts in thousands	Fair Value	Amortized Cost
AMBS:
GNMA	$50,236	$49,170
FNMA	288,221	290,321
FHLMC	116,676	117,182
Total Agency Mortgage-Backed Securities	$455,133	$456,673

RMBS:
Prime	$8,607	$8,210
Alt-A	973	915
Non-U.S. RMBS	4,503	4,502
Other Non-Agency	3,954	3,929
Total Residential Mortgage-Backed Securities	$18,037	$17,556

We analyze our Mortgage-Backed Securities by credit quality of the underlying collateral distinguishing between the securities issued by FNMA, FHLMC and GNMA, which are federal government sponsored entities, and non-agency backed securities broken out by Prime, Alt-A, Non-U.S and Other Non-Agency collateral. The securities issued by FNMA and FHLMC are the obligations of each respective entity. The U.S. Department of the Treasury has agreed to provide support to FNMA and FHLMC under a Preferred Stock Purchase Agreement by committing to make quarterly payments to these enterprises, if needed, to maintain a zero net worth.

Prime collateral consists of mortgages or other collateral from the most creditworthy borrowers. Alt-A collateral consists of mortgages or other collateral from borrowers, which have a risk potential greater than Prime but less than subprime. The subprime collateral consists of mortgages or other collateral from borrowers with low credit ratings. We have no exposure to subprime RMBS at June 30, 2017. Prime, subprime and Alt-A categories are as defined by S&P.

Details of the collateral of our Asset-Backed Securities portfolio as of June 30, 2017 are presented below:

	As of June 30, 2017
amounts in thousands	Fair Value	Amortized Cost
Auto Loans	$42,397	$42,415
Aircraft	20,989	20,545
Consumer Loans	34,181	34,017
Credit Cards	25,354	25,273
Collateralized Loan Obligations	91,972	91,865
Time Share	40,513	40,714
Miscellaneous	60,539	59,679
Total Asset-Backed Securities	$315,945	$314,508

Details of our Corporate Exposures portfolio as of June 30, 2017 are presented below:

	As of June 30, 2017
amounts in thousands	Fair Value	Amortized Cost
Corporate Exposures:
Corporate Bonds	$742,801	$734,359
Hybrid Bonds	126,178	120,715
Redeemable Preferred Stocks	27,162	25,932
Total Corporate Exposures	$896,141	$881,006

We hold non-sovereign securities where the issuer is located in the Euro Area, an economic and monetary union of certain member states within the European Union, that have adopted the Euro as their common currency. As of June 30, 2017, the fair value of such securities was $100.4 million, with an amortized cost of $100.2 million, representing 3.2% of our total Fixed Maturities and equity portfolio. Our largest exposure is in The Netherlands with a total of $35.4 million followed by France with a total of $31.4 million.  We have no direct exposure to Greece, Portugal, Italy or Spain within the Euro Area as of June 30, 2017.

The following table summarizes the gross unrealized investment losses as of June 30, 2017 by length of time where the fair value was less than 80% of amortized cost:

	As of June 30, 2017
	Fixed	Equity
amounts in thousands	Maturities	Securities	Total
Less than twelve months	$—	$—	$—
Twelve months or longer	592	—	592
Total	$592	$—	$592

The twelve months or longer unrealized loss of $0.6 million is due to unfavorable foreign exchange movement in our Canadian portfolio.

Our Company had no credit related OTTI losses during the three months ended June 30, 2017. Our Company had two credit related OTTI losses totaling $1.1 million in the equity portfolio during the six months ended June 30, 2017. Our Company had one credit related OTTI loss totaling $0.2 million in the Fixed Maturities portfolio during the three and six months ended June 30, 2016.

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

We believe that the critical accounting estimates discussion in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2016 continues to describe the significant estimates and judgements included in the preparation of our Consolidated Financial Statements.

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

The Navigators Group, Inc.
(Company)

Dated: August 4, 2017	By:	/s/ Ciro M. DeFalco
Ciro M. DeFalco
Executive Vice President and Chief Financial Officer

Index to Exhibits

Exhibit No.	Description of Exhibit

11-1	Computation of Per Share Earnings	*

31-1	Certification of CEO per Section 302 of the Sarbanes-Oxley Act	*

31-2	Certification of CFO per Section 302 of the Sarbanes-Oxley Act	*

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