Form 10-Q
period 2017-09-30
NAVIGATORS GROUP INC
filed 2017-11-03
CIK 793547

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2017

or

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

The number of common shares outstanding as of October 27, 2017 was 29,503,221.

THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES

INDEX

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2017	2016
amounts in thousands, except per share amounts	(Unaudited)
ASSETS
Investments:
Fixed Maturities, available-for-sale, at fair value (amortized cost: 2017: $2,752,102; 2016: $2,628,225)	$2,798,185	$2,635,882
Equity Securities, available-for-sale, at fair value (cost: 2017: $334,739; 2016: $327,911)	375,876	349,142
Other Invested Assets	1,751	1,960
Short-Term Investments, at fair value (amortized cost: 2017: $247,602; 2016: $143,451)	247,607	143,539
Total Investments	$3,423,419	$3,130,523
Cash	56,471	64,643
Premiums Receivable	361,272	306,686
Prepaid Reinsurance Premiums	231,174	213,377
Reinsurance Recoverable on Paid Losses	61,054	82,582
Reinsurance Recoverable on Unpaid Losses and Loss Adjustment Expenses	847,505	779,276
Deferred Policy Acquisition Costs	134,625	119,660
Accrued Investment Income	20,420	17,315
Goodwill and Other Intangible Assets	6,591	6,451
Current Income Tax Receivable, Net	48,186	20,556
Deferred Income Tax, Net	13,080	20,938
Other Assets	71,751	52,030
Total Assets	$5,275,548	$4,814,037
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Reserves for Losses and Loss Adjustment Expenses	$2,558,134	$2,289,727
Unearned Premiums	990,518	887,344
Reinsurance Balances Payable	129,306	108,980
Senior Notes	263,845	263,728
Payable for Investments Purchased	21,862	—
Accounts Payable and Other Liabilities	87,692	86,070
Total Liabilities	$4,051,357	$3,635,849
Stockholders' Equity: (1)
Preferred Stock ($.10 par value per share, authorized 1,000 shares, none issued)	$—	$—
Common Stock ($.10 par value per share, authorized 50,000 shares, issued 36,526 shares for 2017 and 36,147 shares for 2016)	3,650	3,612
Additional Paid-In Capital	371,512	373,983
Treasury Stock, at cost (7,023 shares for 2017 and 2016)	(155,801)	(155,801)
Retained Earnings	956,290	947,519
Accumulated Other Comprehensive Income	48,540	8,875
Total Stockholders' Equity	$1,224,191	$1,178,188
Total Liabilities and Stockholders' Equity	$5,275,548	$4,814,037

(1) - We completed a two-for-one stock split on January 20, 2017. All share and per share data prior to January 20, 2017 has been retroactively restated on a post-split basis.

See accompanying Notes to Interim Consolidated Financial Statements.

THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (LOSS) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
amounts in thousands, except per share amounts	2017	2016	2017	2016
Gross Written Premiums	$402,038	$374,930	$1,304,522	$1,201,372
Revenues:
Net Written Premiums	296,016	277,001	966,461	903,356
Change in Unearned Premiums	5,339	7,009	(85,140)	(86,996)
Net Earned Premiums	$301,355	$284,010	$881,321	$816,360
Net Investment Income	22,598	19,875	66,311	59,344
Total Other-Than-Temporary Impairment Losses	(957)	23	(2,005)	(248)
Portion of Loss Recognized in Other Comprehensive Income (Before Tax)	(15)	(23)	(60)	98
Net Other-Than-Temporary Impairment Losses Recognized in Earnings	(972)	—	(2,065)	(150)
Net Realized Gains	5,190	1,586	7,933	5,143
Other Income (Loss)	(1,699)	(183)	(1,042)	6,796
Total Revenues	$326,472	$305,288	$952,458	$887,493

Expenses:
Net Losses and Loss Adjustment Expenses	$276,171	$172,793	$622,881	$492,955
Commission Expenses	45,509	42,611	141,526	120,891
Other Operating Expenses	45,773	56,137	165,077	176,020
Interest Expense	3,862	3,859	11,584	11,575
Total Expenses	$371,315	$275,400	$941,068	$801,441

Income (Loss) Before Income Taxes	$(44,843)	$29,888	$11,390	$86,052
Income Tax Expense (Benefit)	(16,864)	7,875	(2,243)	24,917

Net Income (Loss)	$(27,979)	$22,013	$13,633	$61,135

Net Income (Loss) per Common Share: (1)
Basic	$(0.95)	$0.76	$0.46	$2.10
Diluted	$(0.95)	$0.73	$0.45	$2.04

Average Common Shares Outstanding: (1)
Basic	29,500	29,115	29,419	29,058
Diluted	29,500	30,141	30,006	29,997

Cash Dividends Declared per Common Share	$0.06	$0.045	$0.165	$0.09

(1) - We completed a two-for-one stock split on January 20, 2017. All share and per share data prior to January 20, 2017 has been retroactively restated on a post-split basis.

See accompanying Notes to Interim Consolidated Financial Statements.

THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)

	Three Months Ended September 30,
amounts in thousands	2017	2016
Net Income (Loss)	$(27,979)	$22,013
Other Comprehensive Income (Loss):
Change in Net Unrealized Gains (Losses) on Investments:
Unrealized Gains (Losses) on Investments arising during the period, net of Deferred Tax of $(5,197) and $1,300 in 2017 and 2016, respectively	9,653	(2,414)
Reclassification adjustment for Net Realized Gains included in Net Income net of Deferred Tax of $881 and $279 in 2017 and 2016, respectively	(1,636)	(519)
Change in Net Unrealized Gains (Losses) on Investments	$8,017	$(2,933)
Change in Other-Than-Temporary Impairments
Non Credit Other-Than-Temporary Impairments arising during the period, net of Deferred Tax of $(6) and $(8) in 2017 and 2016, respectively	9	15
Reclassification Adjustment for Other-Than-Temporary Impairment Credit Losses Recognized in Net Income net of Deferred Tax of $(193) and $0 in 2017 and 2016, respectively	358	—
Change in Other-Than-Temporary Impairments	$367	$15
Change in Foreign Currency Translation Gains (Losses), net of Deferred Tax of $(691) and $175 in 2017 and 2016, respectively	1,284	(335)
Other Comprehensive Income (Loss)	$9,668	$(3,253)
Comprehensive Income (Loss)	$(18,311)	$18,760

	Nine Months Ended September 30,
amounts in thousands	2017	2016
Net Income	$13,633	$61,135
Other Comprehensive Income (Loss):
Change in Net Unrealized Gains on Investments:
Unrealized Gains on Investments arising during the period, net of Deferred Tax of $(19,884) and $(23,349) in 2017 and 2016, respectively	36,928	43,362
Reclassification adjustment for Net Realized Losses included in Net Income net of Deferred Tax of $(72) and $(780) in 2017 and 2016, respectively	134	1,449
Change in Net Unrealized Gains on Investments	$37,062	$44,811
Change in Other-Than-Temporary Impairments
Non Credit Other-Than-Temporary Impairments arising during the period, net of Deferred Tax of $(21) and $34 in 2017 and 2016, respectively	39	(64)
Reclassification Adjustment for Other-Than-Temporary Impairment Credit Losses Recognized in Net Income net of Deferred Tax of $(410) and $0 in 2017 and 2016, respectively	761	—
Change in Other-Than-Temporary Impairments	$800	$(64)
Change in Foreign Currency Translation Gains (Losses), net of Deferred Tax of $(971) and $3,322 in 2017 and 2016, respectively	1,803	(6,174)
Other Comprehensive Income	$39,665	$38,573
Comprehensive Income	$53,298	$99,708

See accompanying Notes to Interim Consolidated Financial Statements.

THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (Unaudited)

			Additional				Accumulated Other	Total
	Common Stock		Paid-in	Treasury Stock		Retained	Comprehensive	Stockholders'
amounts in thousands	Shares(1)	Amount	Capital	Shares(1)	Amount	Earnings	Income (Loss)	Equity
Balance, December 31, 2016	36,147	$3,612	$373,983	7,023	$(155,801)	$947,519	$8,875	$1,178,188
Net Income	—	—	—	—	—	13,633	—	13,633
Dividends Declared	—	—	—	—	—	(4,862)	—	(4,862)
Changes in Comprehensive Income:
Change in Net Unrealized Gain on Investments	—	—	—	—	—	—	37,062	37,062
Change in Net Non-Credit Other-Than- Temporary Impairment Losses	—	—	—	—	—	—	800	800
Change in Foreign Currency Translation Gain	—	—	—	—	—	—	1,803	1,803
Total Comprehensive Income	—	—	—	—	—	—	39,665	39,665
Shares Issued(2)	379	38	(10,831)	—	—	—	—	(10,793)
Share-Based Compensation	—	—	8,360	—	—	—	—	8,360
Balance, September 30, 2017	36,526	$3,650	$371,512	7,023	$(155,801)	$956,290	$48,540	$1,224,191

(1) - We completed a two-for-one stock split on January 20, 2017. All share data prior to January 20, 2017 has been retroactively restated on a post-split basis.

(2) - Includes shares issued under the Second Amended and Restated 2005 Stock Incentive Plan to Directors and the Employee Stock Purchase Plan.

See accompanying Notes to Interim Consolidated Financial Statements.

THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended September 30,
amounts in thousands	2017	2016
Operating Activities:
Net Income	$13,633	$61,135
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation & Amortization	3,586	4,214
Share-Based Compensation	8,360	13,929
Deferred Income Taxes	(13,920)	(7,066)
Net Realized Gains	(7,933)	(5,143)
Net Other-Than-Temporary Impairments Recognized in Earnings	2,065	150
Non-Cash Foreign Exchange (Gains) Losses	441	(6,972)
Changes in Assets And Liabilities:
Reinsurance Recoverable on Paid and Unpaid Losses and Loss Adjustment Expenses	(40,786)	(7,580)
Reserves for Losses and Loss Adjustment Expenses	251,971	78,577
Prepaid Reinsurance Premiums	(17,797)	9,697
Unearned Premiums	103,174	77,299
Premiums Receivable	(48,985)	(49,771)
Deferred Policy Acquisition Costs	(14,965)	(24,312)
Accrued Investment Income	(3,105)	(839)
Reinsurance Balances Payable	19,058	18,846
Current Income Tax Receivable, Net	(25,073)	6,389
Other	(6,973)	22,747
Net Cash Provided by Operating Activities	$222,751	$191,300

Investing Activities:
Fixed Maturities
Redemptions and Maturities	$233,384	$207,620
Sales	192,417	370,501
Purchases	(560,018)	(776,086)
Equity Securities
Sales	59,673	36,918
Purchases	(61,562)	(58,405)
Change in Net Payable for Securities	21,761	41,265
Purchase of Other Invested Assets	—	(2,021)
Net Change in Short-Term Investments	(100,406)	84,822
Purchase of Property and Equipment	(2,649)	(3,571)
Net Cash Used in Investing Activities	$(217,400)	$(98,957)

Financing Activities:
Proceeds of Stock Issued From Employee Stock Purchase Plan	$2,289	$1,840
Payment of Employee Tax Withholding on Stock Compensation	(13,835)	(5,081)
Dividends Paid	(4,862)	(2,619)
Net Cash Used in Financing Activities	$(16,408)	$(5,860)

Effect of Exchange Rate on Cash	$2,885	$(8,869)

Change in Cash	$(8,172)	$77,614
Cash at Beginning of Year	64,643	69,901
Cash at End of Period	$56,471	$147,515

Supplemental Information:
Income Taxes Paid, Net	$39,877	$24,148
Interest Paid	$7,619	$7,619
Issuance of Stock to Directors	$578	$633

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

Basis of Presentation

The Consolidated Balance Sheet at September 30, 2017 and the Consolidated Statements of Income (Loss), Comprehensive Income (Loss), Stockholders’ Equity and Cash Flows for the periods ended September 30, 2017 and 2016 are unaudited. The Balance Sheet at December 31, 2016 is derived from our audited Financial Statements. The accompanying Interim Consolidated Financial Statements reflect all adjustments, which, in the opinion of management, are necessary to fairly present the results of our Company for the interim periods presented on the basis of U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the U.S. Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. All significant intercompany transactions and balances have been eliminated in consolidation. The preparation of these Financial Statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the Financial Statements and the reported revenues and expenses during the reporting periods. The results of operations for any interim period are not necessarily indicative of results for the full year. The Interim Consolidated Financial Statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2016. Certain amounts for the prior period have been reclassified to conform with the current period presentation.

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

Transition to Equity Method of Accounting

Effective January 1, 2017, our Company adopted the ASU 2016-07, “Simplifying the Transition to the Equity Method of Accounting” issued by the FASB. This guidance eliminates the requirement to retrospectively apply equity method accounting when an investment that had been accounted for by another method initially qualifies for the equity method. Our Company did not have any investments transitioning to the equity method of accounting during the nine months ended September 30, 2017. The adoption of this guidance did not impact our results of operations, financial condition or liquidity.

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

Financial data by segment for the three and nine months ended September 30, 2017 and 2016 was as follows:

	Three Months Ended September 30, 2017
	U.S.	Int'l
amounts in thousands	Insurance	Insurance	GlobalRe	Corporate (1)	Total
Net Earned Premiums	$169,150	$84,407	$47,798	$—	$301,355
Net Losses and LAE	(135,340)	(81,713)	(59,118)	—	(276,171)
Commission Expenses	(18,286)	(16,201)	(11,233)	211	(45,509)
Other Operating Expenses	(25,375)	(16,388)	(4,010)	—	(45,773)
Other Underwriting Income (Expense)	125	—	94	(211)	8
Underwriting Loss	$(9,726)	$(29,895)	$(26,469)	$—	$(66,090)
Net Investment Income				22,598	22,598
Net Realized Gains				4,218	4,218
Interest Expense				(3,862)	(3,862)
Other Loss				(1,707)	(1,707)

Loss Before Income Taxes	$(9,726)	$(29,895)	$(26,469)	$21,247	$(44,843)
Income Tax Benefit				16,864	16,864
Net Loss					$(27,979)

Losses and LAE Ratio	80.0%	96.8%	123.7%		91.6%
Commission Expense Ratio	10.8%	19.2%	23.5%		15.1%
Other Operating Expense Ratio (2)	14.9%	19.4%	8.2%		15.2%
Combined Ratio	105.7%	135.4%	155.4%		121.9%

(1) - Includes Corporate segment intercompany eliminations.

(2) - Includes Other Operating Expenses and Other Underwriting Income (Expense).

	Three Months Ended September 30, 2016
	U.S.	Int'l
amounts in thousands	Insurance	Insurance	GlobalRe	Corporate (1)	Total
Net Earned Premiums	$161,722	$79,761	$42,527	$—	$284,010
Net Losses and LAE	(106,320)	(45,043)	(21,430)	—	(172,793)
Commission Expenses	(18,630)	(15,348)	(8,951)	318	(42,611)
Other Operating Expenses	(31,517)	(20,183)	(4,437)	—	(56,137)
Other Underwriting Income (Expense)	240	—	122	(318)	44
Underwriting Profit (Loss)	$5,495	$(813)	$7,831	$—	$12,513
Net Investment Income				19,875	19,875
Net Realized Gains				1,586	1,586
Interest Expense				(3,859)	(3,859)
Other Loss				(227)	(227)

Income (Loss) Before Income Taxes	$5,495	$(813)	$7,831	$17,375	$29,888
Income Tax Expense				(7,875)	(7,875)
Net Income					$22,013

Losses and LAE Ratio	65.7%	56.5%	50.4%		60.8%
Commission Expense Ratio	11.5%	19.2%	21.0%		15.0%
Other Operating Expense Ratio (2)	19.4%	25.3%	10.2%		19.8%
Combined Ratio	96.6%	101.0%	81.6%		95.6%

(1) - Includes Corporate segment intercompany eliminations.

(2) - Includes Other Operating Expenses and Other Underwriting Income (Expense).

	Nine Months Ended September 30, 2017
	U.S.	Int'l
amounts in thousands	Insurance	Insurance	GlobalRe	Corporate (1)	Total
Net Earned Premiums	$500,241	$250,593	$130,487	$—	$881,321
Net Losses and LAE	(339,436)	(176,513)	(106,932)	—	(622,881)
Commission Expenses	(59,130)	(54,435)	(28,695)	734	(141,526)
Other Operating Expenses	(91,987)	(58,687)	(14,403)	—	(165,077)
Other Underwriting Income (Expense)	335	—	439	(734)	40
Underwriting Profit (Loss)	$10,023	$(39,042)	$(19,104)	$—	$(48,123)
Net Investment Income				66,311	66,311
Net Realized Gains				5,868	5,868
Interest Expense				(11,584)	(11,584)
Other Loss				(1,082)	(1,082)

Income (Loss) Before Income Taxes	$10,023	$(39,042)	$(19,104)	$59,513	$11,390
Income Tax Benefit				2,243	2,243
Net Income					$13,633

Losses and LAE Ratio	67.9%	70.4%	81.9%		70.7%
Commission Expense Ratio	11.8%	21.7%	22.0%		16.1%
Other Operating Expense Ratio (2)	18.3%	23.5%	10.7%		18.7%
Combined Ratio	98.0%	115.6%	114.6%		105.5%

(1) - Includes Corporate segment intercompany eliminations.

(2) - Includes Other Operating Expenses and Other Underwriting Income (Expense).

	Nine Months Ended September 30, 2016
	U.S.	Int'l
amounts in thousands	Insurance	Insurance	GlobalRe	Corporate (1)	Total
Net Earned Premiums	$462,446	$235,602	$118,312	$—	$816,360
Net Losses and LAE	(291,260)	(133,519)	(68,176)	—	(492,955)
Commission Expenses	(50,379)	(47,524)	(24,188)	1,200	(120,891)
Other Operating Expenses	(96,848)	(64,997)	(14,175)	—	(176,020)
Other Underwriting Income (Expense)	943	—	374	(1,200)	117
Underwriting Profit (Loss)	$24,902	$(10,438)	$12,147	$—	$26,611
Net Investment Income				59,344	59,344
Net Realized Gains				4,993	4,993
Interest Expense				(11,575)	(11,575)
Other Income				6,679	6,679

Income (Loss) Before Income Taxes	$24,902	$(10,438)	$12,147	$59,441	$86,052
Income Tax Expense				(24,917)	(24,917)
Net Income					$61,135

Losses and LAE Ratio	63.0%	56.7%	57.6%		60.4%
Commission Expense Ratio	10.9%	20.2%	20.4%		14.8%
Other Operating Expense Ratio (2)	20.7%	27.5%	11.7%		21.5%
Combined Ratio	94.6%	104.4%	89.7%		96.7%

(1) - Includes Corporate segment intercompany eliminations.

(2) - Includes Other Operating Expenses and Other Underwriting Income (Expense).

Revenue by operating segment for the three and nine months ended September 30, 2017 and 2016 was as follows:

	Three Months Ended September 30, 2017				Three Months Ended September 30, 2016				% Change
amounts in thousands	Gross Written Premiums	Ceded Written Premiums	Net Written Premiums	Net Earned Premiums	Gross Written Premiums	Ceded Written Premiums	Net Written Premiums	Net Earned Premiums	Gross Written Premiums	Ceded Written Premiums	Net Written Premiums	Net Earned Premiums
U.S. Insurance
Marine	$36,403	$(18,859)	$17,544	$20,129	$40,271	$(17,636)	$22,635	$25,465	(9.6%)	6.9%	(22.5%)	(21.0%)
P&C	166,097	(39,952)	126,145	125,931	161,600	(36,011)	125,589	115,971	2.8%	10.9%	0.4%	8.6%
Professional Liability	32,552	(5,517)	27,035	23,090	32,776	(7,712)	25,064	20,286	(0.7%)	(28.5%)	7.9%	13.8%
Total	$235,052	$(64,328)	$170,724	$169,150	$234,647	$(61,359)	$173,288	$161,722	0.2%	4.8%	(1.5%)	4.6%

Int'l Insurance
Marine	$41,689	$(9,948)	$31,741	$39,038	$38,453	$(12,631)	$25,822	$34,794	8.4%	(21.2%)	22.9%	12.2%
P&C	37,415	(19,772)	17,643	21,775	38,077	(15,331)	22,746	25,584	(1.7%)	29.0%	(22.4%)	(14.9%)
Professional Liability	34,497	(9,246)	25,251	23,594	27,954	(7,232)	20,722	19,383	23.4%	27.8%	21.9%	21.7%
Total	$113,601	$(38,966)	$74,635	$84,407	$104,484	$(35,194)	$69,290	$79,761	8.7%	10.7%	7.7%	5.8%

GlobalRe	$53,385	$(2,728)	$50,657	$47,798	$35,799	$(1,376)	$34,423	$42,527	49.1%	98.3%	47.2%	12.4%

Total	$402,038	$(106,022)	$296,016	$301,355	$374,930	$(97,929)	$277,001	$284,010	7.2%	8.3%	6.9%	6.1%

	Nine Months Ended September 30, 2017				Nine Months Ended September 30, 2016				% Change
amounts in thousands	Gross Written Premiums	Ceded Written Premiums	Net Written Premiums	Net Earned Premiums	Gross Written Premiums	Ceded Written Premiums	Net Written Premiums	Net Earned Premiums	Gross Written Premiums	Ceded Written Premiums	Net Written Premiums	Net Earned Premiums
U.S. Insurance
Marine	$119,040	$(55,830)	$63,210	$64,635	$129,621	$(53,823)	$75,798	$73,636	(8.2%)	3.7%	(16.6%)	(12.2%)
P&C	524,223	(129,297)	394,926	366,280	471,532	(103,286)	368,246	335,342	11.2%	25.2%	7.2%	9.2%
Professional Liability	86,580	(14,545)	72,035	69,326	88,065	(21,365)	66,700	53,468	(1.7%)	(31.9%)	8.0%	29.7%
Total	$729,843	$(199,672)	$530,171	$500,241	$689,218	$(178,474)	$510,744	$462,446	5.9%	11.9%	3.8%	8.2%

Int'l Insurance
Marine	$160,119	$(33,410)	$126,709	$116,058	$151,548	$(33,274)	$118,274	$109,746	5.7%	0.4%	7.1%	5.8%
P&C	124,446	(69,780)	54,666	67,292	145,125	(57,025)	88,100	70,608	(14.2%)	22.4%	(37.9%)	(4.7%)
Professional Liability	102,089	(26,178)	75,911	67,243	87,694	(21,776)	65,918	55,248	16.4%	20.2%	15.2%	21.7%
Total	$386,654	$(129,368)	$257,286	$250,593	$384,367	$(112,075)	$272,292	$235,602	0.6%	15.4%	(5.5%)	6.4%

GlobalRe	$188,025	$(9,021)	$179,004	$130,487	$127,787	$(7,467)	$120,320	$118,312	47.1%	20.8%	48.8%	10.3%

Total	$1,304,522	$(338,061)	$966,461	$881,321	$1,201,372	$(298,016)	$903,356	$816,360	8.6%	13.4%	7.0%	8.0%

NOTE 3.  INVESTMENTS

The following tables set forth our Company’s available-for-sale investments as of September 30, 2017 and December 31, 2016 and include Other-Than-Temporary-Impairment (“OTTI”) securities recognized within Accumulated Other Comprehensive Income (“AOCI”):

	September 30, 2017
		Gross	Gross	Cost or
	Fair	Unrealized	Unrealized	Amortized
amounts in thousands	Value	Gains	(Losses)	Cost
Fixed Maturities:
U.S. Treasury Bonds, Agency Bonds and Foreign Government Bonds	$269,851	$8,169	$(607)	$262,289
States, Municipalities and Political Subdivisions	684,792	20,643	(1,481)	665,630
Mortgage-Backed and Asset-Backed Securities:
Agency Mortgage-Backed Securities	426,441	3,365	(4,298)	427,374
Residential Mortgage Obligations	34,748	570	(27)	34,205
Asset-Backed Securities	331,646	2,503	(426)	329,569
Commercial Mortgage-Backed Securities	140,601	2,742	(1,308)	139,167
Subtotal	$933,436	$9,180	$(6,059)	$930,315
Corporate Exposures (1)	910,106	18,221	(1,983)	893,868
Total Fixed Maturities	$2,798,185	$56,213	$(10,130)	$2,752,102
Equity Securities:
Common Stocks	$180,771	$35,179	$(815)	$146,407
Preferred Stocks	195,105	7,418	(645)	188,332
Total Equity Securities	$375,876	$42,597	$(1,460)	$334,739
Short-Term Investments	247,607	5	—	247,602
Total Investments	$3,421,668	$98,815	$(11,590)	$3,334,443

(1) - Corporate Exposures consist of investments in corporate bonds, hybrid bonds and redeemable preferred stocks.

	December 31, 2016
		Gross	Gross	Cost or
	Fair	Unrealized	Unrealized	Amortized
amounts in thousands	Value	Gains	(Losses)	Cost
Fixed Maturities:
U.S. Treasury Bonds, Agency Bonds and Foreign Government Bonds	$273,776	$2,192	$(5,128)	$276,712
States, Municipalities and Political Subdivisions	547,415	11,542	(4,036)	539,909
Mortgage-Backed and Asset-Backed Securities:
Agency Mortgage-Backed Securities	487,364	4,016	(6,585)	489,933
Residential Mortgage Obligations	20,530	453	(55)	20,132
Asset-Backed Securities	314,601	824	(1,178)	314,955
Commercial Mortgage-Backed Securities	154,139	2,859	(1,904)	153,184
Subtotal	$976,634	$8,152	$(9,722)	$978,204
Corporate Exposures (1)	838,057	10,185	(5,528)	833,400
Total Fixed Maturities	$2,635,882	$32,071	$(24,414)	$2,628,225
Equity Securities:
Common Stocks	$164,087	$24,677	$(964)	$140,374
Preferred Stocks	185,055	2,339	(4,821)	187,537
Total Equity Securities	$349,142	$27,016	$(5,785)	$327,911
Short-Term Investments	143,539	88	—	143,451
Total Investments	$3,128,563	$59,175	$(30,199)	$3,099,587

(1) - Corporate Exposures consist of investments in corporate bonds, hybrid bonds and redeemable preferred stocks.

During 2016, our Company made investments in certain companies, which are reported as Other Invested Assets on the Consolidated Balance Sheet and accounted for using the equity method.  In applying the equity method, these investments are initially recorded at cost and are subsequently adjusted based on our Company’s proportionate share of the net income or loss of the investments. Our initial purchase price for these investments was $2.0 million with a current carrying value of $1.8 million at September 30, 2017 as reflected on our Consolidated Balance Sheet.

As of September 30, 2017 and December 31, 2016, our Company did not have a concentration of greater than 5% of invested assets in a single non-government backed issuer.

As of September 30, 2017 and December 31, 2016, Fixed Maturities for which Non-Credit OTTI was previously recognized and included in AOCI were in a Net Unrealized Gain position of $0.5 million and $0.4 million, respectively.

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

The contractual maturity dates for Fixed Maturities categorized by the number of years until maturity as of September 30, 2017 are shown in the following table:

	September 30, 2017
	Fair	Amortized
amounts in thousands	Value	Cost
Due in one year or less	$218,780	$216,537
Due after one year through five years	708,302	697,520
Due after five years through ten years	333,260	324,180
Due after ten years	604,407	583,550
Mortgage-Backed and Asset-Backed Securities	933,436	930,315
Total	$2,798,185	$2,752,102

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

The following tables summarize all securities in a gross unrealized loss position as of September 30, 2017 and December 31, 2016, showing the aggregate fair value and gross unrealized loss by the length of time those securities have continuously been in a gross unrealized loss position:

	September 30, 2017
	Less than 12 months		Greater than 12 months		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
amounts in thousands	Value	(Losses)	Value	(Losses)	Value	(Losses)
Fixed Maturities:
U.S. Treasury Bonds, Agency Bonds and Foreign Government Bonds	$67,562	$(344)	$31,928	$(263)	$99,490	$(607)
States, Municipalities and Political Subdivisions	80,570	(732)	31,125	(749)	111,695	(1,481)
Mortgage-Backed and Asset-Backed Securities:
Agency Mortgage-Backed Securities	237,804	(2,846)	56,656	(1,452)	294,460	(4,298)
Residential Mortgage Obligations	7,899	(6)	586	(21)	8,485	(27)
Asset-Backed Securities	69,885	(379)	4,942	(47)	74,827	(426)
Commercial Mortgage-Backed Securities	41,572	(594)	7,924	(714)	49,496	(1,308)
Subtotal	$357,160	$(3,825)	$70,108	$(2,234)	$427,268	$(6,059)
Corporate Exposures	150,289	(915)	93,463	(1,068)	243,752	(1,983)
Total Fixed Maturities	$655,581	$(5,816)	$226,624	$(4,314)	$882,205	$(10,130)
Equity Securities:
Common Stocks	$15,633	$(814)	$87	$(1)	$15,720	$(815)
Preferred Stocks	31,775	(614)	667	(31)	32,442	(645)
Total Equity Securities	$47,408	$(1,428)	$754	$(32)	$48,162	$(1,460)
Total Fixed Maturities and Equity Securities	$702,989	$(7,244)	$227,378	$(4,346)	$930,367	$(11,590)

	December 31, 2016
	Less than 12 months		Greater than 12 months		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
amounts in thousands	Value	(Losses)	Value	(Losses)	Value	(Losses)
Fixed Maturities:
U.S. Treasury Bonds, Agency Bonds and Foreign Government Bonds	$150,891	$(2,570)	$16,819	$(2,558)	$167,710	$(5,128)
States, Municipalities and Political Subdivisions	137,731	(3,111)	13,255	(925)	150,986	(4,036)
Mortgage-Backed and Asset-Backed Securities:
Agency Mortgage-Backed Securities	349,119	(6,155)	12,401	(430)	361,520	(6,585)
Residential Mortgage Obligations	953	(18)	926	(37)	1,879	(55)
Asset-Backed Securities	95,514	(970)	48,093	(208)	143,607	(1,178)
Commercial Mortgage-Backed Securities	51,932	(1,164)	7,910	(740)	59,842	(1,904)
Subtotal	$497,518	$(8,307)	$69,330	$(1,415)	$566,848	$(9,722)
Corporate Exposures	325,733	(5,086)	26,005	(442)	351,738	(5,528)
Total Fixed Maturities	$1,111,873	$(19,074)	$125,409	$(5,340)	$1,237,282	$(24,414)
Equity Securities:
Common Stocks	$31,272	$(634)	$1,471	$(330)	$32,743	$(964)
Preferred Stocks	113,742	(4,785)	523	(36)	114,265	(4,821)
Total Equity Securities	$145,014	$(5,419)	$1,994	$(366)	$147,008	$(5,785)
Total Fixed Maturities and Equity Securities	$1,256,887	$(24,493)	$127,403	$(5,706)	$1,384,290	$(30,199)

Our Company analyzes impaired securities quarterly to determine if any impairments are other-than-temporary.  The above securities with unrealized losses are deemed to be temporarily impaired based on our evaluation.

As of September 30, 2017, there were 317 Fixed Maturities and 35 Equity Securities in an unrealized loss position. As of December 31, 2016, there were 413 Fixed Maturities and 75 Equity Securities in an unrealized loss position. As of September 30, 2017, the gross unrealized loss for the greater than 12 months category consists primarily of Agency Mortgage-Backed Securities and Corporate Exposures principally due to an increase in interest rates since the time of purchase. As of December 31, 2016, the gross unrealized loss for the greater than 12 months category consists primarily of Agency and Foreign Government Bonds principally due to unfavorable foreign exchange movement.  The gross unrealized loss for the less than 12 months category for the period ended September 30, 2017 consists primarily of Agency Mortgage-Backed Securities due to an increase in interest rates since the time of purchase.  The gross unrealized loss for the less than 12 months category for the period ended December 31, 2016 consists primarily of Agency Mortgage-Backed Securities, Corporate Exposures and Preferred Stocks, which are reported as Equity Securities, due to an increase in interest rates since the time of purchase.

As of September 30, 2017 and December 31, 2016, the largest unrealized loss by a non-government backed issuer in the investment portfolio was $0.8 million and $1.0 million, respectively.

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

Our Company had two credit related OTTI losses of $1.0 million in the equity portfolio during the three months ended September 30, 2017. Our Company had four credit related OTTI losses of $2.1 million in the equity portfolio during the nine months ended September 30, 2017. Our Company had no credit related OTTI losses during the three months ended September 30, 2016 and one credit related OTTI loss of $0.2 million in the Fixed Maturities portfolio during the nine months ended September 30, 2016.

The following table summarizes the cumulative amounts related to our Company’s credit loss portion of the OTTI losses on Fixed Maturities for the three and nine months ended September 30, 2017 and 2016

	Three Months Ended September 30,		Nine Months Ended September 30,
amounts in thousands	2017	2016	2017	2016
Beginning Balance	$2,361	$2,511	$2,361	$2,361
Additions for Credit Loss Impairments recognized in the current period on securities not previously impaired	—	—	—	150
Additions for Credit Loss Impairments recognized in the current period on securities previously impaired	—	—	—	—
Reductions for Credit Loss Impairments previously recognized on securities sold during the period	—	(150)	—	(150)
Ending Balance	$2,361	$2,361	$2,361	$2,361

Our Company’s Net Investment Income was derived from the following sources:

	Three Months Ended September 30,		Nine Months Ended September 30,
amounts in thousands	2017	2016	2017	2016
Fixed Maturities	$19,491	$17,124	$57,019	$50,781
Equity Securities	3,774	3,540	11,337	10,418
Short-Term Investments	250	70	662	568
Total Investment Income	$23,515	$20,734	$69,018	$61,767
Investment Expenses	(917)	(859)	(2,707)	(2,423)
Net Investment Income	$22,598	$19,875	$66,311	$59,344

Realized Gains and Losses, excluding net OTTI losses recognized in earnings, for the periods indicated, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
amounts in thousands	2017	2016	2017	2016
Fixed Maturities:
Gains	$2,589	$1,356	$3,401	$5,200
Losses	(900)	(1,221)	(3,114)	(3,086)
Fixed Maturities, Net	$1,689	$135	$287	$2,114
Short-Term:
Gains	$767	$128	$1,014	$803
Losses	(111)	(107)	(371)	(250)
Short-Term, Net	$656	$21	$643	$553
Equity Securities:
Gains	$2,863	$1,443	$7,249	$3,123
Losses	(18)	(13)	(246)	(647)
Equity Securities, Net	$2,845	$1,430	$7,003	$2,476
Net Realized Gains	$5,190	$1,586	$7,933	$5,143

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

The following tables present, for each of the fair value hierarchy levels as defined by the accounting guidance for fair value measurements described above, our Company’s Fixed Maturities and Equity Securities by asset class that are measured at fair value on a recurring basis, as well as the fair value of the 5.75% Senior Notes due October 15, 2023 (the “Senior Notes”) carried at amortized cost as of September 30, 2017 and December 31, 2016:

	September 30, 2017
amounts in thousands	Level 1	Level 2	Level 3	Total
Fixed Maturities:
U.S. Treasury Bonds, Agency Bonds and Foreign Government Bonds	$51,612	$218,239	$—	$269,851
States, Municipalities and Political Subdivisions	—	684,792	—	684,792
Mortgage-Backed and Asset-Backed Securities:
Agency Mortgage-Backed Securities	—	426,441	—	426,441
Residential Mortgage Obligations	—	34,748	—	34,748
Asset-Backed Securities	—	331,646	—	331,646
Commercial Mortgage-Backed Securities	—	140,601	—	140,601
Subtotal	$—	$933,436	$—	$933,436
Corporate Exposures	—	910,106	—	910,106
Total Fixed Maturities	$51,612	$2,746,573	$—	$2,798,185
Equity Securities:
Common Stocks	$180,771	$—	$—	$180,771
Preferred Stocks	—	195,105	—	195,105
Total Equity Securities	$180,771	$195,105	$—	$375,876
Short-Term Investments	247,607	—	—	247,607
Total Assets Measured at Fair Value	$479,990	$2,941,678	$—	$3,421,668
Senior Notes	$—	$282,073	$—	$282,073
Total Liabilities Measured at Fair Value	$—	$282,073	$—	$282,073

	December 31, 2016
amounts in thousands	Level 1	Level 2	Level 3	Total
Fixed Maturities:
U.S. Treasury Bonds, Agency Bonds and Foreign Government Bonds	$47,704	$226,072	$—	$273,776
States, Municipalities and Political Subdivisions	—	547,415	—	547,415
Mortgage-Backed and Asset-Backed Securities:
Agency Mortgage-Backed Securities	—	487,364	—	487,364
Residential Mortgage Obligations	—	20,530	—	20,530
Asset-Backed Securities	—	314,601	—	314,601
Commercial Mortgage-Backed Securities	—	154,139	—	154,139
Subtotal	$—	$976,634	$—	$976,634
Corporate Exposures	—	838,057	—	838,057
Total Fixed Maturities	$47,704	$2,588,178	$—	$2,635,882
Equity Securities:
Common Stocks	$164,087	$—	$—	$164,087
Preferred Stocks	—	185,055	—	185,055
Total Equity Securities	$164,087	$185,055	$—	$349,142
Short-Term Investments	143,539	—	—	143,539
Total Assets Measured at Fair Value	$355,330	$2,773,233	$—	$3,128,563
Senior Notes	$—	$280,316	$—	$280,316
Total Liabilities Measured at Fair Value	$—	$280,316	$—	$280,316

All other financial assets and liabilities including Cash, Premium Receivable, Reinsurance Recoverable and Reinsurance Balances Payable are carried at cost, which approximates fair value.

Our Company did not have any significant transfers between Level 1 and Level 2 classifications for the three and nine months ended September 30, 2017 and 2016.

As of September 30, 2017, our Company did not have any Level 3 assets.

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

The following table summarizes our Company’s Reserves for Losses and LAE activity for the nine months ended September 30, 2017 and 2016:

	For the Nine Months Ended September 30,
amounts in thousands	2017	2016
Net Reserves for Losses and LAE at Beginning of Year	$1,510,451	$1,393,126
Provision for Losses and LAE for Claims Occurring in the Current Year	578,272	504,599
Increase (Decrease) in Estimated Losses and LAE for Claims Occurring in Prior Years	44,609	(11,644)
Incurred Losses and LAE	$622,881	$492,955
Losses and LAE Paid for Claims Occurring During:
Current Year	(75,707)	(72,897)
Prior Years	(358,684)	(323,761)
Losses and LAE Payments	$(434,391)	$(396,658)
Foreign Currency Adjustment	11,688	(9,213)
Net Reserves for Losses and LAE at End of Period	1,710,629	1,480,210
Reinsurance Recoverables on Unpaid Losses and LAE	847,505	787,917
Gross Reserves for Losses and LAE at End of Period	$2,558,134	$2,268,127

For the nine months ended September 30, 2017, our Incurred Losses and LAE increased $129.9 million as compared to the same period in 2016.

The Provision for Losses and LAE for Claims Occurring in the Current Year increased primarily due to additional net current accident year (“AY”) loss activity related to a higher level of catastrophe losses during the nine months ended September 30, 2017, including Hurricanes Maria ($26.4 million), Irma ($25.8 million) and Harvey ($17.1 million) and the Puebla, Mexico Earthquake ($3.5 million), as compared to the same period in 2016, which included the Alberta Wildfires, Ecuador Earthquake and Taiwan Earthquake. Additionally, growth in Net Earned Premium over the prior year added to the increase in the Provision for Losses and LAE for Claims Occurring in the Current Year.

In addition, we incurred $44.6 million of net prior AY reserve strengthening for the nine months ended September 30, 2017 primarily related to loss development in our Int’l Insurance reporting segment, large loss activity in our U.S. D&O division, strengthening of our U.S. casualty business and the settlement of a large claim in our GlobalRe reporting segment compared to $11.6 million of net prior AY reserve releases for the same period in 2016 attributable to better than expected loss emergence within all three reporting segments.

For the nine months ended September 30, 2017, our Losses and LAE Payments increased $37.7 million as compared to the same period in 2016, primarily due to increased claim payments in our Int’l Insurance reporting segment.

Our September 30, 2017 Net Reserves for Losses and LAE includes estimated amounts for numerous catastrophe events. We caution that the magnitude and complexity of losses arising from these events inherently increases the level of uncertainty and therefore the level of management judgment involved in arriving at our estimated Net Reserves for Losses and LAE. As a result, our actual losses for these events may ultimately differ materially from our current estimates.

NOTE 6. CEDED REINSURANCE

The following table lists our Company’s 10 largest reinsurers measured by the amount of total reinsurance recoverables as of September 30, 2017, and the reinsurers’ ratings from A.M. Best and S&P:

	Reinsurance Recoverables
	Unearned	Paid/Unpaid		Collateral
amounts in thousands	Premium	Losses (1)	Total	Held	A.M. Best	S&P
Everest Reinsurance Company	$28,539	87,285	115,824	11,731	A+	A+
Swiss Reinsurance America Corporation	23,116	73,548	96,664	7,088	A+	AA-
National Indemnity Company	6,363	68,539	74,902	6,482	A++	AA+
Transatlantic Reinsurance Company	8,522	52,237	60,759	2,543	A+	A+
Munich Reinsurance America Inc.	11,094	46,158	57,252	4,898	A+	AA-
Aspen Insurance UK Ltd.	10,050	29,700	39,750	8,057	A	A
Employers Mutual Casualty Company	10,623	27,670	38,293	11,100	A	NR
Allied World Reinsurance	6,531	31,684	38,215	1,937	A	A-
Partner Reinsurance Europe	5,699	28,532	34,231	11,095	A	A+
Ace Property and Casualty Insurance Company	6,720	23,288	30,008	1,556	A++	AA
Top 10 Reinsurers	$117,257	468,641	585,898	66,487
Others	113,917	439,918	553,835	105,129
Total	$231,174	908,559	1,139,733	171,616

(1) - Net of reserve for uncollectable reinsurance of approximately $12.4 million.

We have established reserves for uncollectible reinsurance in the amounts of $12.4 million and $12.1 million as of September 30, 2017 and December 31, 2016, respectively.

Our Company holds collateral of $171.6 million, which consists of $129.3 million in ceded balances payable, $39.7 million in letters of credit and $2.6 million of funds held as trust account balances.   NIC and NSIC are required to collateralize reinsurance obligations due to us from reinsurers not authorized by their respective states of domicile.

The following table summarizes the components of Net losses and LAE incurred:

	Nine Months Ended September 30,
amounts in thousands	2017	2016
Direct	$747,759	$586,100
Assumed	124,730	69,657
Ceded	(249,608)	(162,802)
Net losses and LAE	$622,881	$492,955

NOTE 7.  COMMITMENTS AND CONTINGENCIES

In 2013, the State of Connecticut (“the State”) awarded our Company up to $11.5 million ($8.0 million in loans and $3.5 million in grants) to move our corporate headquarters to Stamford, Connecticut.  The loan is non-interest bearing, has a term of 10 years and is subject to forgiveness based on our compliance with certain conditions set forth in the agreement with the State.  The amount of the loan to be received is dependent on our Company reaching certain milestones for creation of new jobs over a five-year period, and the funds are to be used to offset certain equipment purchases, facility costs, training of employees and other eligible project-related costs.  As of September 30, 2017, our Company has received $9.9 million of the award ($7.5 million in loans and $2.4 million of the grant) and earned a loan forgiveness credit of $7.0 million with the State. Our Company is recognizing the amount of loan and grants received over the period in which offsetting expenses are recognized. Our Company recognized $0.4 million and $0.9 million of the incentive for the three and nine months ended September 30, 2017. As of September 30, 2017 and December 31, 2016, our Company has deferred revenue of $4.8 million for both periods, which is included in Other Liabilities on the Consolidated Balance Sheets.

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

NOTE 8.  STOCK-BASED COMPENSATION

Stock-based compensation granted under our Company’s stock plans is expensed in tranches over the vesting period. Non-performance based grants generally vest equally over a three or four-year period. Performance units generally cliff vest three years after they are granted. For the nine months ended September 30, 2017, we granted 279,630 stock incentive units at a weighted average grant price of $55.74. Each performance unit and restricted stock unit represents a contingent right to receive one share of Common Stock as of the vesting date. Such Common Stock may be subject to forfeiture for the payment of any required tax withholding.

NOTE 9. STOCKHOLDERS’ EQUITY

On September 14, 2017 our Company paid a dividend of $0.06 per share on The Navigators Group, Inc. Common Stock to Stockholders of record on August 24, 2017.

The declaration and amount of any future dividend will be at the discretion of the Board of Directors, and will depend upon many factors, including financial condition, results of operations, business requirements, regulatory, legal constraints and other factors the Board of Directors deems relevant.

NOTE 10. SUBSEQUENT EVENTS

On November 2, 2017, our Board of Directors declared a cash dividend on our Company’s Common Stock of $0.06 per share, payable on December 15, 2017 to stockholders of record on November 24, 2017.

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

U.S. GAAP and Non-GAAP Financial Performance Metrics

Throughout this Quarterly Report, we present our operations in the way we believe will be most meaningful, useful and transparent to anyone using this financial information to evaluate our performance. In addition to the presentation of Net Income (Loss), Book Value, Book Value per Share, Net Losses and LAE Reserves and Combined Ratio, we show certain non-GAAP financial measures as defined in Regulation G that we believe are valuable in managing our business and drawing comparisons to our peers. These non-GAAP measures are Net Operating Earnings (Loss), Underwriting Profit (Loss), and Adjusted Net Losses and LAE Ratio.

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

Combined Ratio

The Combined Ratio is a common insurance industry measure of profitability for any underwriting operation and is calculated in three components. First, the Loss Ratio is represented by Net Losses and LAE divided by Net Earned Premiums. The second component is the Commission Expense Ratio, which is Commission Expenses divided by Net Earned Premiums. The third component is the Other Operating Expense Ratio, which reflects the sum of Other Operating Expenses and Other Underwriting Income (Expense), divided by Net Earned Premiums. All items included in these components of the Combined Ratio are presented in our GAAP Consolidated Financial Statements. The sum of the Loss, Commission Expense and Other Operating Expense Ratios is the Combined Ratio. The difference between the Combined Ratio and 100% reflects the rate of Underwriting Profit (Loss). For example, a Combined Ratio of 85% implies that for every $100 of premium we earn, we record $15 of Underwriting Profit.

Net Operating Earnings (Loss)

Net Operating Earnings (Loss) is a “non-GAAP financial measure” as defined in Regulation G. Net Operating Earnings is comprised of Net Income (Loss) excluding After-Tax Net Realized Gains (Losses), After-Tax Net OTTI Losses Recognized in Earnings, and After-Tax Foreign Exchange Gains and Losses recognized in our Consolidated Statements of Income (Loss). We believe that showing Net Income (Loss) exclusive of Realized Gains and Losses, Net OTTI Losses Recognized in Earnings, and Foreign Exchange Gains and Losses reflects the underlying fundamentals of our business.

A reconciliation of Net Income (Loss) (the nearest GAAP financial measure) to Net Operating Earnings (Loss) can be found in Item 2, Results of Operations. We believe this presentation enhances the understanding of our results of operations by highlighting the underlying profitability of our business and enables investors and other users of our financial information to analyze underlying business performance in a manner similar to management. We also believe this measure follows industry practice and, therefore facilitates comparison of our performance with our peer group.

Underwriting Profit (Loss)

Underwriting Profit (Loss) represents one measure of the pre-tax profitability of our insurance operations and is derived by subtracting the following from Net Earned Premiums: Net Losses and LAE Incurred, Commission Expenses, Other Operating Expenses and Other Underwriting Income (Expense). This information is available in total and by segment in Note 2 – Segment Information in the Interim Consolidated Financial Statements. The nearest comparable GAAP measure is Income (Loss) Before Income Taxes which, in addition to Net Underwriting Profit (Loss), includes Net Investment Income, OTTI, Net Realized Gains (Losses) on Investments, Interest Expense and Other Income (Loss). While this measure is presented in the footnotes to the Interim Consolidated Financial Statements, it is considered a “non-GAAP financial measure” as defined in Regulation G when presented elsewhere on a consolidated basis.

A reconciliation of total Net Underwriting Profit (Loss) and its components to Income (Loss) Before Income Taxes (the nearest GAAP financial measure) can be found in Item 1, Note 2 to the Interim Consolidated Financial Statements and in Item 2, Segment Results. We believe that presentation of Net Underwriting Profit (Loss) provides investors with an enhanced understanding of our results of operations, by highlighting the underlying pre-tax profitability of our underwriting activities.

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

On December 6, 2016, our Board of Directors declared a two-for-one stock split of The Navigators Group, Inc. Common Stock that was effected in the form of a stock dividend. Stockholders of record at the close of business on December 30, 2016 received one additional share of Common Stock for every share of Common Stock held. The additional shares of Common Stock were issued on January 20, 2017. All disclosures of shares and per share data have been retroactively adjusted to reflect the stock split for all periods presented.

Effective January 1, 2017, we sold our underwriting agency operations in Sweden and Denmark. The transaction represented a 100% disposition of our Sweden and Denmark corporations, NUAL AB and Navigators A/S, respectively. This transaction did not materially impact our results of operation, financial condition or liquidity.

Additionally, our new U.K. based insurance company, NIIC, which is a wholly-owned direct subsidiary of our Parent Company, began writing business in the first quarter of 2017.

Financial Highlights – Selected Indicators

	Three Months Ended		Nine Months Ended
amounts in thousands, except per share amounts	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Results of Operations Data:
Net Earned Premiums	$301,355	$284,010	$881,321	$816,360
Net Investment Income	22,598	19,875	66,311	59,344
Underwriting Profit (Loss)	(66,090)	12,513	(48,123)	26,611
Net Income (Loss)	(27,979)	22,013	13,633	61,135
Net Income (Loss) per Diluted Share (1)	$(0.95)	$0.73	$0.45	$2.04
Net Cash provided by Operating Activities	$149,847	$72,806	$222,751	$191,300

amounts in thousands, except per share amounts	As of September 30, 2017	As of December 31, 2016
Balance Sheet Data:
Total Assets	$5,275,548	$4,814,037
Total Shareholders' Equity	$1,224,191	$1,178,188
Book Value per Share (1)	$41.49	$40.45

(1) - We completed a two-for-one stock split on January 20, 2017. All share and per share data prior to January 20, 2017 has been retroactively restated on a post-split basis.

Our revenue is primarily comprised of premiums and investment income. Cash flow is generated from premiums collected and investment income received less paid losses and loss expenses, commission and administrative expenses as well as the timing of reinsurance receipts and payments. Our products are distributed through multiple channels, utilizing global, national and regional retail and wholesale insurance brokers.

We report our results of operations consistent with the manner in which our Chief Operating Decision Maker reviews the business to assess performance by our four reportable segments: U.S. Insurance, Int’l Insurance, GlobalRe and Corporate.

Results of Operations

The following table presents a summary of our consolidated financial results for the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended September 30,		Nine Months Ended September 30,		% Change
amounts in thousands, except per share amounts	2017	2016	2017	2016	QTD	YTD
Gross Written Premiums	$402,038	$374,930	$1,304,522	$1,201,372	7.2%	8.6%
Ceded Written Premiums	(106,022)	(97,929)	(338,061)	(298,016)	8.3%	13.4%
Net Written Premiums	296,016	277,001	966,461	903,356	6.9%	7.0%
Net Earned Premiums	301,355	284,010	881,321	816,360	6.1%	8.0%
Net Losses and LAE	(276,171)	(172,793)	(622,881)	(492,955)	59.8%	26.4%
Commission Expenses	(45,509)	(42,611)	(141,526)	(120,891)	6.8%	17.1%
Other Operating Expenses	(45,773)	(56,137)	(165,077)	(176,020)	(18.5%)	(6.2%)
Other Underwriting Income	8	44	40	117	(81.8%)	(65.8%)
Underwriting Profit (Loss)	$(66,090)	$12,513	$(48,123)	$26,611	NM	NM
Net Investment Income	22,598	19,875	66,311	59,344	13.7%	11.7%
Net Realized Gains	4,218	1,586	5,868	4,993	NM	17.5%
Interest Expense	(3,862)	(3,859)	(11,584)	(11,575)	0.1%	0.1%
Other Income (Loss)	(1,707)	(227)	(1,082)	6,679	NM	NM
Income (Loss) Before Income Taxes	$(44,843)	$29,888	$11,390	$86,052	NM	(86.8%)
Income Tax (Expense) Benefit	16,864	(7,875)	2,243	(24,917)	NM	NM
Net Income (Loss)	$(27,979)	$22,013	$13,633	$61,135	NM	(77.7%)

Net Income (Loss) per Basic Share (1)	$(0.95)	$0.76	$0.46	$2.10
Net Income (Loss) per Diluted Share (1)	$(0.95)	$0.73	$0.45	$2.04
Effective Tax Rate	37.6%	26.3%	(19.7%)	29.0%

Losses and LAE Ratio	91.6%	60.8%	70.7%	60.4%
Commission Expense Ratio	15.1%	15.0%	16.1%	14.8%
Other Operating Expense Ratio (2)	15.2%	19.8%	18.7%	21.5%
Combined Ratio	121.9%	95.6%	105.5%	96.7%

NM - Percentage change not meaningful

(1) - We completed a two-for-one stock split on January 20, 2017. All per share data has been retroactively restated on a post-split basis.

(2) - Includes Other Operating Expenses and Other Underwriting Income.

The following tables calculate our Net Operating Earnings (Loss) for the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended September 30, 2017			Three Months Ended September 30, 2016			% Change
amounts in thousands, except per share amounts	Pre-Tax	Tax (1)	After-Tax	Pre-Tax	Tax (1)	After-Tax	QTD
Net Income (Loss)	$(44,843)	$16,864	$(27,979)	$29,888	$(7,875)	$22,013	NM
Adjustments to Net Income (Loss):
Realized Losses (Gains)	(4,218)	1,477	(2,741)	(1,586)	555	(1,031)	NM
FX Losses (Gains)	1,675	(586)	1,089	227	(80)	147	NM
Net Operating Earnings (Loss)	$(47,386)	$17,755	$(29,631)	$28,529	$(7,400)	$21,129	NM

Average Common Shares Outstanding: (2)
Basic			29,500			29,115
Diluted			29,500			30,141

Net Operating Earnings (Loss) per Common Share: (2)
Basic			$(1.00)			$0.73
Diluted			$(1.00)			$0.70

	Nine Months Ended September 30, 2017			Nine Months Ended September 30, 2016			% Change
amounts in thousands, except per share amounts	Pre-Tax	Tax (1)	After-Tax	Pre-Tax	Tax (1)	After-Tax	YTD
Net Income	$11,390	$2,243	$13,633	$86,052	$(24,917)	$61,135	(77.7%)
Adjustments to Net Income:
Realized Losses (Gains)	(5,868)	2,055	(3,813)	(4,993)	1,747	(3,246)	17.5%
FX Losses (Gains)	1,015	(355)	660	(6,679)	2,337	(4,342)	NM
Net Operating Earnings	$6,537	$3,943	$10,480	$74,380	$(20,833)	$53,547	(80.4%)

Average Common Shares Outstanding: (2)
Basic			29,419			29,058
Diluted			30,006			29,997

Net Operating Earnings per Common Share: (2)
Basic			$0.36			$1.84
Diluted			$0.35			$1.79

NM - Percentage change not meaningful

(1) - Tax impact is estimated by applying the statutory rates of applicable jurisdictions, after consideration of any other relevant factors.

(2) - We completed a two-for-one stock split on January 20, 2017. All per share data has been retroactively restated on a post-split basis.

Underwriting Profit (Loss)

Quarter to Date Variance

Underwriting Profit decreased $78.6 million from $12.5 million for the three months ended September 30, 2016 to an Underwriting Loss of $66.1 million for the three months ended September 30, 2017. This was driven by Underwriting Losses of $9.7 million, $29.9 million and $26.5 million in our U.S. Insurance, Int’l Insurance and GlobalRe reporting segments, respectively, for the three months ended September 30, 2017 compared to an Underwriting Profit of $5.5 million in our U.S. Insurance reporting segment, an Underwriting Loss of $0.8 million in our Int’l Insurance reporting segment and Underwriting Profit of $7.8 million in our GlobalRe reporting segment for the same period in 2016.

The decrease from Underwriting Profit to an Underwriting Loss for our U.S. Insurance reporting segment for the three months ended September 30, 2017 compared to the same period in 2016 was primarily due to Net Prior AY Reserve Strengthening in our Professional Liability and P&C operating segments as well as Additional Net Current AY Reserve Development and related RRPs associated with Hurricanes Harvey, Irma and Maria and large loss activity in our Marine operating segment. These decreases to Underwriting Profit were partially offset by lower Other Operating Expenses as a result of reductions to performance-based incentive compensation, the impact of increased Earned Premium and a decrease in the Commission Expense Ratio.

The increase in Underwriting Loss for our Int’l Insurance reporting segment for the three months ended September 30, 2017 compared to the same period in 2016 was due to Additional Net Current AY Reserve Development and related RRPs primarily associated with Hurricanes Maria, Irma and Harvey and the Puebla, Mexico Earthquake as well as Net Prior AY Reserve Strengthening primarily in the Marine operating segment during the three months ended September 30, 2017. These increases to the Underwriting Loss were partially offset by lower Other Operating Expenses as a result of reductions to performance-based incentive compensation and the impact of increased Earned Premiums.

The decrease in Underwriting Profit to an Underwriting Loss in our GlobalRe reporting segment for the three months ended September 30, 2017 compared to the same period in 2016 was primarily due to Additional Net Current AY Reserve Development primarily associated with Hurricanes Maria, Irma and Harvey and the Puebla, Mexico Earthquake. An increase in profit commissions, resulting in a higher Commission Expense Ratio compared to the prior period, also contributed to the decrease in Underwriting Profit. These decreases were partially offset by the impact of increased Net Earned Premiums, lower Other Operating Expenses as a result of reductions to performance-based incentive compensation and net assumed RRPs primarily related to the catastrophe events this quarter.

Year to Date Variance

Underwriting Profit decreased $74.7 million from $26.6 million for the nine months ended September 30, 2016 to an Underwriting Loss of $48.1 million for the nine months ended September 30, 2017. This was driven by an Underwriting Profit of $10.0 million in our U.S. Insurance reporting segment, an Underwriting Loss of $39.0 million in our Int’l Insurance reporting segment and an Underwriting Loss of $19.1 million in our GlobalRe reporting segment for the nine months ended September 30, 2017 compared to an Underwriting Profit of $24.9 million in our U.S. Insurance reporting segment, an Underwriting Loss of $10.4 million in our Int’l Insurance reporting segment and an Underwriting Profit of $12.1 million in our GlobalRe reporting segment, for the same period in 2016.

The decrease in Underwriting Profit for our U.S. Insurance reporting segment for the nine months ended September 30, 2017 compared to the same period in 2016 was primarily due to Net Prior AY Reserve Strengthening mostly in our Professional Liability operating segment and Additional Net Current AY Reserve Development and related RRPs associated with Hurricanes Harvey, Irma and Maria and large loss activity in our Marine and P&C operating segments, partially offset by a decrease in the Adjusted Net Losses and LAE Ratio. An increase in the Commission Expense Ratio compared to the prior period also contributed to the decrease. These decreases to Underwriting Profit were partially offset by the impact of increased Earned Premium and lower Other Operating Expenses as a result of reductions to performance-based incentive compensation.

The increase in Underwriting Losses for our Int’l Insurance reporting segment for the nine months ended September 30, 2017 compared to the same period in 2016 was primarily due to Net Prior AY Reserve Strengthening during the nine months ended September 30, 2017 compared to Net Prior AY Reserve Releases during the same period in 2016 as well as Additional Net Current AY Reserve Development and related RRPs primarily associated with Hurricanes Maria, Irma and Harvey and the Puebla, Mexico Earthquake, partially offset by a decrease in the Adjusted Net Losses and LAE Ratio during the nine months ended September 30, 2017 compared to the same period in 2016. An increase in the Commission Expense Ratio compared to the prior period also contributed to the decrease. These increases to the Underwriting Loss were partially offset by lower Other Operating Expenses as a result of reductions to performance-based incentive compensation and the impact of increased Earned Premiums.

The decrease in Underwriting Profit to an Underwriting Loss for our GlobalRe reporting segment for the nine months ended September 30, 2017 compared to the same period in 2016 was primarily due to Additional Net Current AY Reserve Development primarily associated with Hurricanes Maria, Irma and Harvey and the Puebla, Mexico Earthquake as well as Net Prior AY Reserve Strengthening during the nine months ended September 30, 2017 compared to Net Prior AY Reserve Releases during the same period in 2016, partially offset by a decrease in the Adjusted Net Losses and LAE Ratio during the nine months ended September 30, 2017 compared to the same period in 2016 due to changes in the mix of business. An increase in the Commission Expense Ratio compared to the prior period due to higher profit commissions also contributed to the decrease in Underwriting Profit, partially offset by the impact of increased Earned Premium and net assumed RRPs primarily related to the catastrophe events this quarter.

For more detail on Underwriting Profit (Loss), see the U.S. Insurance, Int’l Insurance and GlobalRe reporting segment results sections included herein.

A major component of our Underwriting Profit (Loss) is Net Losses and LAE.  The following table presents the impact of changes in reserves and RRPs on our Net Losses and LAE Ratio for the three months ended September 30, 2017 and 2016:

	Three Months Ended September 30,		Point
	2017	2016	Change
Reported Net Losses and LAE Ratio	91.6%	60.8%	30.8
Net RRPs	(0.7%)	0.1%	(0.8)
Additional Net Current AY Reserve Release/(Development)	(26.0%)	(4.3%)	(21.7)
Net Prior AY Reserve Release/(Strengthening)	(9.7%)	0.4%	(10.1)
Adjusted Net Losses and LAE Ratio	55.2%	57.0%	(1.8)

Quarter to Date Variance

For the three months ended September 30, 2017, our Reported Net Losses and LAE Ratio increased 30.8 points as compared to the same period in 2016 primarily driven by:

•

$79.1 million of Additional Net Current AY Reserve Development for the three months ended September 30, 2017 primarily attributable to catastrophe losses of $69.3 million from Hurricanes Maria ($26.4 million), Irma ($25.8 million) and Harvey ($17.1 million) as well as $3.5 million from the Puebla, Mexico Earthquake and $6.3 million primarily related to large Marine losses in our U.S and Int’l Insurance reporting segments. This compares to $12.3 million for the same period in 2016, primarily related to a large Marine loss in our Int’l Insurance reporting segment and weather-related losses in our Int’l Insurance and GlobalRe reporting segments.

•

$29.5 million of Net Prior AY Reserve Strengthening for the three months ended September 30, 2017 related to our Professional Liability and P&C operating segments within our U.S. Insurance reporting segment and our Marine, P&C and Professional Liability operating segments within our Int’l Insurance reporting segment. This compares to $1.0 million of Net Prior AY Reserve Releases related to better than expected loss emergence in our Int’l Marine operating segment and GlobalRe reporting segment, partially offset by strengthening in our U.S and Int’l Professional Liability operating segments and Int’l P&C operating segment for the same period in 2016.

•

A net $2.2 million RRP expense generated primarily by the catastrophe losses this quarter (with the quarter events consisting of $6.6 million ceded, partially offset by $4.3 million assumed), compared to a net $0.9 million benefit for the same period in 2016.

Partially offsetting these decreases to the Reported Net Losses and LAE Ratio;

•	Changes in the mix of business drove the 1.8 point decrease in the Adjusted Net Loss and LAE Ratio.

The following table presents the impact of changes in reserves and RRPs on our Net Losses and LAE Ratio for the nine months ended September 30, 2017 and 2016 :

	Nine Months Ended September 30,		Point
	2017	2016	Change
Reported Net Losses and LAE Ratio	70.7%	60.4%	10.3
Net RRPs	(0.1%)	(0.1%)	(0.0)
Additional Net Current AY Reserve Release/(Development)	(10.4%)	(4.4%)	(6.0)
Net Prior AY Reserve Release/(Strengthening)	(5.1%)	1.4%	(6.5)
Adjusted Net Losses and LAE Ratio	55.1%	57.3%	(2.2)

Year to Date Variance

For the nine months ended September 30, 2017, our Reported Net Losses and LAE Ratio increased 10.3 points as compared to the same period in 2016 primarily driven by:

•

$44.6 million of Net Prior AY Reserve Strengthening for the nine months ended September 30, 2017 related to strengthening of our Professional Liability and P&C operating segments within our U.S. Insurance reporting segment, strengthening our Marine, P&C and Professional Liability operating segments within our Int’l Insurance reporting segment and the settlement of a large Accident and Health (“A&H”) claim in our GlobalRe reporting segment. This compares to $11.6 million of Net Prior AY Reserve Releases related to better than expected loss emergence in our Int’l and U.S Marine operating segments and our GlobalRe reporting segment, partially offset by strengthening in our Professional Liability and P&C operating segments within our U.S. and Int’l Insurance reporting segments for the same period in 2016.

•

$91.5 million of Additional Net Current AY Reserve Development for the nine months ended September 30, 2017 primarily attributable to catastrophe losses of $69.3 million from Hurricanes Harvey, Irma and Maria, $3.5 million from the Puebla, Mexico Earthquake and $18.7 million primarily related to Marine and Property large losses in our U.S. and Int’l Insurance reporting segments and additional weather-related losses in our GlobalRe reporting segment. This compares to $35.6 million for the same period in 2016 primarily related to the Alberta Wildfires, Ecuador Earthquake and Taiwan Earthquake, a large Marine loss in our Int’l Insurance reporting segment and weather-related losses in our Int’l Insurance and GlobalRe reporting segments.

•

A net $1.5 million RRP expense was generated primarily by the catastrophe losses this quarter (with the quarter events consisting of $6.6 million ceded, partially offset by $4.3 million assumed), compared to a net $1.4 million expense for the same period in 2016.

Partially offsetting these decreases to the Reported Net Losses and LAE Ratio;

•	Changes in the mix of business drove the 2.2 point decrease in Adjusted Net Loss and LAE Ratio.

Net Investment Income

Our Net Investment Income was derived from the following sources:

	Three Months Ended September 30,		Nine Months Ended September 30,
amounts in thousands	2017	2016	2017	2016
Fixed Maturities	$19,491	$17,124	$57,019	$50,781
Equity Securities	3,774	3,540	11,337	10,418
Short-Term Investments	250	70	662	568
Total Investment Income	$23,515	$20,734	$69,018	$61,767
Investment Expenses	(917)	(859)	(2,707)	(2,423)
Net Investment Income	$22,598	$19,875	$66,311	$59,344

Quarter and Year to Date Variance

The increase in total Net Investment Income for the three and nine months ended September 30, 2017 as compared to the same periods in the prior year was due to growth of invested assets coupled with higher yields. The annualized pre-tax yield, excluding Net Realized Gains and Losses and OTTI Losses Recognized in Earnings, for the three months ended September 30, 2017 and 2016, was 2.7% and 2.5%, respectively.  The annualized pre-tax yield, excluding Net Realized Gains and Losses and OTTI Losses Recognized in Earnings, for the nine months ended September 30, 2017 and 2016, was 2.7% and 2.6%, respectively.

As part of our overall investment strategy, we seek to build a tax efficient investment portfolio by maintaining an allocation of tax- exempt municipal bonds. The tax-exempt portion of our Fixed Maturities portfolio was 20.2% at September 30, 2017 as compared to 18.1% at September 30, 2016. Additionally, substantially all of our equity portfolio is invested in tax efficient securities which qualify for the dividends received deduction. The tax equivalent yield for the three months ended September 30, 2017 and 2016 was 3.1% and 2.8%, respectively. The tax equivalent yield for the nine months ended September 30, 2017 and 2016 was 3.1% and 2.8%, respectively.

OTTI Losses Recognized in Earnings

Quarter and Year to Date Variance

Our Company had two credit related OTTI losses of $1.0 million in our equity portfolio during the three months ended September 30, 2017.  Our Company had four credit related OTTI losses of $2.1 million in our equity portfolio during the nine months ended September 30, 2017. Our Company had no credit related OTTI losses during the three  months ended September 30, 2016 and one credit related OTTI loss of $0.2 million in the Fixed Maturities portfolio during the nine months ended September 30, 2016.

Net Realized Gains and Losses

Net Realized Gains and Losses, excluding OTTI Losses Recognized in Earnings, for the periods indicated were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
amounts in thousands	2017	2016	2017	2016
Fixed Maturities:
Gains	$2,589	$1,356	$3,401	$5,200
Losses	(900)	(1,221)	(3,114)	(3,086)
Fixed Maturities, Net	$1,689	$135	$287	$2,114
Short-Term:
Gains	$767	$128	$1,014	$803
Losses	(111)	(107)	(371)	(250)
Short-Term, Net	$656	$21	$643	$553
Equity Securities:
Gains	$2,863	$1,443	$7,249	$3,123
Losses	(18)	(13)	(246)	(647)
Equity Securities, Net	$2,845	$1,430	$7,003	$2,476
Net Realized Gains	$5,190	$1,586	$7,933	$5,143

Quarter to Date Variance

Net Realized Gains and Losses are generated as part of the normal ongoing management of our investment portfolio. Net Realized Gains of $5.2 million for the three months ended September 30, 2017 are due to the sale of Common and Preferred Stocks and Corporate Bonds, coupled with realized foreign exchange gains coming from our Sterling denominated fixed income portfolio. Realized gains for the third quarter were partially offset by foreign currency losses on our Canadian denominated Foreign Government Bonds. Net Realized Gains of $1.6 million for the three months ended September 30, 2016 are primarily due to the sale of Equity Securities and Government Bonds, partially offset by realized losses in the Fixed Maturities portfolio primarily driven by foreign currency losses on our Canadian Foreign Government Bonds.

Year to Date Variance

Net Realized Gains of $7.9 million for the nine months ended September 30, 2017 are due to the sale of Common and Preferred Stocks and Corporate Bonds, coupled with realized foreign exchange gains coming from our Sterling denominated fixed income portfolio. Realized gains for the nine months ended September 30, 2017 were partially offset by foreign currency losses on our Canadian denominated Foreign Government Bonds. Net Realized Gains of $5.1 million for the nine months ended September 30, 2016 are primarily due to the sale of Corporate and Municipal Bonds, offset by realized losses in the Fixed Maturities portfolio primarily driven by foreign currency losses in our Canadian denominated Foreign Government Bonds.

Interest Expense

Quarter and Year to Date Variance

Interest Expense was $3.9 million and $11.6 million for the three and nine months ended September 30, 2017, respectively, relating to our $265.0 million principal amount of the Senior Notes.  The effective interest rate related to the Senior Notes, based on the proceeds net of discount and all issuance costs, is approximately 5.86%.

Other Income

Quarter and Year to Date Variance

Other Income (Loss) for the three and nine months ended September 30, 2017 was $(1.7) million and (1.0) million, respectively, compared to $(0.2) million and $6.8 million for the same periods in 2016, respectively. Other Income (Loss) primarily consists of realized and unrealized foreign exchange gains and losses. The losses in 2017 were mostly driven by the weakening of the U.S. Dollar against the Great British pound (“GBP”). The gain for the nine months ended September 30, 2016 was mostly driven by the strengthening of the U.S. Dollar against the GBP.

Income Taxes

Quarter and Year to Date Variance

The Effective Tax Rate was 37.6% and (19.7%) for the three and nine months ended September 30, 2017, respectively. This compares to 26.3% and 29.0% for the same periods in 2016, respectively. The Effective Tax Rate differs from the U.S statutory tax rate of 35% primarily as a result of tax-exempt investment income and the excess tax benefit related to the vesting of stock compensation at fair market value. Catastrophic losses incurred in the third quarter of 2017 resulted in significantly lower pretax earnings and caused the tax favored adjustments to have a larger percentage impact than they did in 2016.

Starting in the first quarter of 2017, excess tax benefits related to the vesting of stock compensation were recognized as a reduction to Income Tax Expense rather than as an increase to Additional Paid-In Capital as a result of the adoption of ASU 2016-09 (see Item 1, Note 1 to the Interim Consolidated Financial Statements for further information on the adoption of this standard).

Segment Results

The following tables summarize our Consolidated Financial Results by reporting segment for the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended September 30, 2017
	U.S.	Int'l
amounts in thousands	Insurance	Insurance	GlobalRe	Corporate (1)	Total
Net Earned Premiums	$169,150	$84,407	$47,798	$—	$301,355
Net Losses and LAE	(135,340)	(81,713)	(59,118)	—	(276,171)
Commission Expenses	(18,286)	(16,201)	(11,233)	211	(45,509)
Other Operating Expenses	(25,375)	(16,388)	(4,010)	—	(45,773)
Other Underwriting Income (Expense)	125	—	94	(211)	8
Underwriting Loss	$(9,726)	$(29,895)	$(26,469)	$—	$(66,090)
Net Investment Income				22,598	22,598
Net Realized Gains				4,218	4,218
Interest Expense				(3,862)	(3,862)
Other Loss				(1,707)	(1,707)

Loss Before Income Taxes	$(9,726)	$(29,895)	$(26,469)	$21,247	$(44,843)
Income Tax Benefit				16,864	16,864
Net Loss					$(27,979)

Losses and LAE Ratio	80.0%	96.8%	123.7%		91.6%
Commission Expense Ratio	10.8%	19.2%	23.5%		15.1%
Other Operating Expense Ratio (2)	14.9%	19.4%	8.2%		15.2%
Combined Ratio	105.7%	135.4%	155.4%		121.9%

(1) - Includes Corporate segment intercompany eliminations.

(2) - Includes Other Operating Expenses and Other Underwriting Income (Expense).

	Three Months Ended September 30, 2016
	U.S.	Int'l
amounts in thousands	Insurance	Insurance	GlobalRe	Corporate (1)	Total
Net Earned Premiums	$161,722	$79,761	$42,527	$—	$284,010
Net Losses and LAE	(106,320)	(45,043)	(21,430)	—	(172,793)
Commission Expenses	(18,630)	(15,348)	(8,951)	318	(42,611)
Other Operating Expenses	(31,517)	(20,183)	(4,437)	—	(56,137)
Other Underwriting Income (Expense)	240	—	122	(318)	44
Underwriting Profit (Loss)	$5,495	$(813)	$7,831	$—	$12,513
Net Investment Income				19,875	19,875
Net Realized Gains				1,586	1,586
Interest Expense				(3,859)	(3,859)
Other Loss				(227)	(227)

Income (Loss) Before Income Taxes	$5,495	$(813)	$7,831	$17,375	$29,888
Income Tax Expense				(7,875)	(7,875)
Net Income					$22,013

Losses and LAE Ratio	65.7%	56.5%	50.4%		60.8%
Commission Expense Ratio	11.5%	19.2%	21.0%		15.0%
Other Operating Expense Ratio (2)	19.4%	25.3%	10.2%		19.8%
Combined Ratio	96.6%	101.0%	81.6%		95.6%

(1) - Includes Corporate segment intercompany eliminations.

(2) - Includes Other Operating Expenses and Other Underwriting Income (Expense).

	Nine Months Ended September 30, 2017
	U.S.	Int'l
amounts in thousands	Insurance	Insurance	GlobalRe	Corporate (1)	Total
Net Earned Premiums	$500,241	$250,593	$130,487	$—	$881,321
Net Losses and LAE	(339,436)	(176,513)	(106,932)	—	(622,881)
Commission Expenses	(59,130)	(54,435)	(28,695)	734	(141,526)
Other Operating Expenses	(91,987)	(58,687)	(14,403)	—	(165,077)
Other Underwriting Income (Expense)	335	—	439	(734)	40
Underwriting Profit (Loss)	$10,023	$(39,042)	$(19,104)	$—	$(48,123)
Net Investment Income				66,311	66,311
Net Realized Gains				5,868	5,868
Interest Expense				(11,584)	(11,584)
Other Loss				(1,082)	(1,082)

Income (Loss) Before Income Taxes	$10,023	$(39,042)	$(19,104)	$59,513	$11,390
Income Tax Benefit				2,243	2,243
Net Income					$13,633

Losses and LAE Ratio	67.9%	70.4%	81.9%		70.7%
Commission Expense Ratio	11.8%	21.7%	22.0%		16.1%
Other Operating Expense Ratio (2)	18.3%	23.5%	10.7%		18.7%
Combined Ratio	98.0%	115.6%	114.6%		105.5%

(1) - Includes Corporate segment intercompany eliminations.

(2) - Includes Other Operating Expenses and Other Underwriting Income (Expense).

	Nine Months Ended September 30, 2016
	U.S.	Int'l
amounts in thousands	Insurance	Insurance	GlobalRe	Corporate (1)	Total
Net Earned Premiums	$462,446	$235,602	$118,312	$—	$816,360
Net Losses and LAE	(291,260)	(133,519)	(68,176)	—	(492,955)
Commission Expenses	(50,379)	(47,524)	(24,188)	1,200	(120,891)
Other Operating Expenses	(96,848)	(64,997)	(14,175)	—	(176,020)
Other Underwriting Income (Expense)	943	—	374	(1,200)	117
Underwriting Profit (Loss)	$24,902	$(10,438)	$12,147	$—	$26,611
Net Investment Income				59,344	59,344
Net Realized Gains				4,993	4,993
Interest Expense				(11,575)	(11,575)
Other Income				6,679	6,679

Income (Loss) Before Income Taxes	$24,902	$(10,438)	$12,147	$59,441	$86,052
Income Tax Expense				(24,917)	(24,917)
Net Income					$61,135

Losses and LAE Ratio	63.0%	56.7%	57.6%		60.4%
Commission Expense Ratio	10.9%	20.2%	20.4%		14.8%
Other Operating Expense Ratio (2)	20.7%	27.5%	11.7%		21.5%
Combined Ratio	94.6%	104.4%	89.7%		96.7%

(1) - Includes Corporate segment intercompany eliminations.

(2) - Includes Other Operating Expenses and Other Underwriting Income (Expense).

U.S. Insurance

The following tables summarize our Underwriting Profit (Loss) by operating segment for our U.S. Insurance reporting segment for the three and nine months ended September 30, 2017 and 2016:

	U.S. Insurance
	Three Months Ended September 30, 2017
amounts in thousands	Marine	P&C	Professional Liability	Total	% Change Total
Gross Written Premiums	$36,403	$166,097	$32,552	$235,052	0.2%
Ceded Written Premiums	(18,859)	(39,952)	(5,517)	(64,328)	4.8%
Net Written Premiums	17,544	126,145	27,035	170,724	(1.5%)

Net Earned Premiums	$20,129	$125,931	$23,090	$169,150	4.6%
Net Losses and LAE	(18,325)	(89,568)	(27,447)	(135,340)	27.3%
Commission Expenses	(967)	(13,515)	(3,804)	(18,286)	(1.8%)
Other Operating Expenses	(4,661)	(16,897)	(3,817)	(25,375)	(19.5%)
Other Underwriting Income	105	18	2	125	(47.9%)

Underwriting Profit (Loss)	$(3,719)	$5,969	$(11,976)	$(9,726)	NM

Losses and LAE Ratio	91.0%	71.1%	118.9%	80.0%
Commission Expense Ratio	4.8%	10.7%	16.5%	10.8%
Other Operating Expense Ratio (1)	22.7%	13.5%	16.5%	14.9%
Combined Ratio	118.5%	95.3%	151.9%	105.7%

(1) - Includes Other Operating Expenses and Other Underwriting Income (Expense).

NM – Percentage change not meaningful

	U.S. Insurance
	Three Months Ended September 30, 2016
amounts in thousands	Marine	P&C	Professional Liability	Total
Gross Written Premiums	$40,271	$161,600	$32,776	$234,647
Ceded Written Premiums	(17,636)	(36,011)	(7,712)	(61,359)
Net Written Premiums	22,635	125,589	25,064	173,288

Net Earned Premiums	$25,465	$115,971	$20,286	$161,722
Net Losses and LAE	(14,974)	(74,129)	(17,217)	(106,320)
Commission Expenses	(2,117)	(13,664)	(2,849)	(18,630)
Other Operating Expenses	(6,767)	(19,997)	(4,753)	(31,517)
Other Underwriting Income	126	104	10	240

Underwriting Profit (Loss)	$1,733	$8,285	$(4,523)	$5,495

Losses and LAE Ratio	58.8%	63.9%	84.9%	65.7%
Commission Expense Ratio	8.3%	11.8%	14.0%	11.5%
Other Operating Expense Ratio (1)	26.1%	17.2%	23.4%	19.4%
Combined Ratio	93.2%	92.9%	122.3%	96.6%

(1) - Includes Other Operating Expenses and Other Underwriting Income (Expense).

	U.S. Insurance
	Nine Months Ended September 30, 2017
amounts in thousands	Marine	P&C	Professional Liability	Total	% Change Total
Gross Written Premiums	$119,040	$524,223	$86,580	$729,843	5.9%
Ceded Written Premiums	(55,830)	(129,297)	(14,545)	(199,672)	11.9%
Net Written Premiums	63,210	394,926	72,035	530,171	3.8%

Net Earned Premiums	$64,635	$366,280	$69,326	$500,241	8.2%
Net Losses and LAE	(44,867)	(239,175)	(55,394)	(339,436)	16.5%
Commission Expenses	(4,014)	(44,113)	(11,003)	(59,130)	17.4%
Other Operating Expenses	(18,280)	(60,356)	(13,351)	(91,987)	(5.0%)
Other Underwriting Income	270	45	20	335	(64.5%)

Underwriting Profit (Loss)	$(2,256)	$22,681	$(10,402)	$10,023	(59.8%)

Losses and LAE Ratio	69.4%	65.3%	79.9%	67.9%
Commission Expense Ratio	6.2%	12.0%	15.9%	11.8%
Other Operating Expense Ratio (1)	27.9%	16.5%	19.2%	18.3%
Combined Ratio	103.5%	93.8%	115.0%	98.0%

(1) - Includes Other Operating Expenses and Other Underwriting Income (Expense).

	U.S. Insurance
	Nine Months Ended September 30, 2016
amounts in thousands	Marine	P&C	Professional Liability	Total
Gross Written Premiums	$129,621	$471,532	$88,065	$689,218
Ceded Written Premiums	(53,823)	(103,286)	(21,365)	(178,474)
Net Written Premiums	75,798	368,246	66,700	510,744

Net Earned Premiums	$73,636	$335,342	$53,468	$462,446
Net Losses and LAE	(35,448)	(217,898)	(37,914)	(291,260)
Commission Expenses	(5,775)	(38,337)	(6,267)	(50,379)
Other Operating Expenses	(20,956)	(61,568)	(14,324)	(96,848)
Other Underwriting Income	357	550	36	943

Underwriting Profit (Loss)	$11,814	$18,089	$(5,001)	$24,902

Losses and LAE Ratio	48.1%	65.0%	70.9%	63.0%
Commission Expense Ratio	7.8%	11.4%	11.7%	10.9%
Other Operating Expense Ratio (1)	28.1%	18.2%	26.8%	20.7%
Combined Ratio	84.0%	94.6%	109.4%	94.6%

(1) - Includes Other Operating Expenses and Other Underwriting Income (Expense).

Gross Written Premiums

Quarter to Date Variance

Gross Written Premiums increased $0.4 million for the three months ended September 30, 2017 as compared to the same period in 2016 driven by a $4.5 million increase in our P&C operating segment, partially offset by decreases in our Marine and Professional Liability operating segments of $3.9 million and $0.2 million, respectively.

The decrease in our Marine operating segment was impacted by our decision to exit certain Hull and War products. Additionally, the renewal of certain business now being managed in our Int’l Insurance reporting segment as well as a transfer of the management of our Custom Bonds product to the Other P&C division impacted the decrease.

The increase in our P&C operating segment was driven by increases in our Other P&C and Environmental divisions, partially offset by a decrease in our Primary Casualty division. The increase in our Other P&C division was driven by new business production in our Auto product and strong rates on renewals, an increase in our Property product driven by new business production as well as the transfer of the management of our Custom Bonds product from the Marine operating segment to our Surety product in our Other P&C division. The increase in our Environmental division was attributable to new business with increased opportunities in the market. The decrease in our Primary Casualty division was driven by the nonrenewal of underperforming accounts.

The decrease in our Professional Liability operating segment was primarily due to a lesser amount of renewals from business not meeting our underwriting pricing requirements and the impact of a challenging rate environment.

Average renewal premium rates for our U.S. Insurance reporting segment for the three months ended September 30, 2017 increased 0.4%, driven by increases of 1.0% and 0.5% within our Marine and P&C operating segments, respectively, partially offset by a decrease of 0.6% in our Professional Liability operating segment.

Year to Date Variance

Gross Written Premiums increased $40.6 million for the nine months ended September 30, 2017 as compared to the same period in 2016 driven by a $52.7 million increase in our P&C operating segment, partially offset by decreases in our Marine and Professional Liability operating segments of $10.6 million and $1.5 million, respectively.

The decrease in our Marine and Professional Liability operating segments was attributable to the same drivers as the quarter to date variance.

The increase in our P&C operating segment was primarily driven by increases in our Other P&C, Excess Casualty and Environmental divisions, partially offset by a decrease in our Primary Casualty division. The increases in our Other P&C and Environmental divisions and the decrease in our Primary Casualty division were attributable to the same drivers as the quarter to date variances. The increase in our Excess Casualty division was primarily attributable to an increase in our Specialty Wholesale Excess Casualty product resulting from increases in construction project coverage recorded in the first quarter of 2017.

Average renewal premium rates for our U.S. Insurance reporting segment for the nine months ended September 30, 2017 increased 1.0%, driven by increases of 1.2% and 1.0% within our P&C and Marine operating segments, respectively.

Ceded Written Premiums

Quarter and Year to Date Variances

Ceded Written Premiums were $64.3 million and $199.7 million, resulting in a retention ratio of 72.6% of Net Written Premiums to Gross Written Premiums for the three and nine months ended September 30, 2017, respectively. This compares to $61.4 million, resulting in a retention ratio of 73.9%, and $178.5 million, resulting in a retention ratio of 74.1%, for the three and nine months ended September 30, 2016, respectively. The decrease in the retention ratio for both periods was driven by our P&C and Marine operating segments, partially offset by an increase in the retention ratio for our Professional Liability operating segment.

The decrease in our Marine operating segment’s retention ratio was driven by changes in the business mix and the impact of an increase in ceded RRPs related to Hurricanes Irma and Harvey.

The decrease in our P&C operating segment’s retention ratio was primarily the result of increased proportional reinsurance on our Property product purchased during the second quarter of 2017 and changes in the mix of business with less premium written in our Primary Casualty division which has a high retention ratio.

The increase in our Professional Liability operating segment’s retention ratio was primarily attributable to a reduction in proportional reinsurance coverage that supports our D&O business.

Net Earned Premiums

Quarter and Year to Date Variances

Net Earned Premiums increased $7.4 million and $37.8 million for the three and nine months ended September 30, 2017, respectively, as compared to the same periods in 2016 primarily due to growth within our P&C operating segment and recent reductions to the level of proportional reinsurance within our Professional Liability operating segment. These increases to Net Earned Premiums were partially offset by increased proportional reinsurance on our Property product, a decrease in the amount of premium written in our Marine operating segment and an increase in ceded RRPs related to Hurricanes Irma and Harvey.

Net Losses and LAE

The Net Losses and LAE reserves as of September 30, 2017 and December 31, 2016 are as follows:

	U.S. Insurance
	As of September 30, 2017				As of December 31, 2016
amounts in thousands	Marine	P&C	Professional Liability	Total	Marine	P&C	Professional Liability	Total	Total % Change
Case Reserves	$62,475	$197,009	$32,385	$291,869	$56,701	$201,368	$24,555	$282,624	3.3%
IBNR Reserves	47,364	680,855	84,753	812,972	54,259	603,509	70,559	728,327	11.6%
Total	$109,839	$877,864	$117,138	$1,104,841	$110,960	$804,877	$95,114	$1,010,951	9.3%

The following table presents the impact of net RRPs and Reserve Releases or (Development/Strengthening) on our Net Losses and LAE Ratio for the three months ended September 30, 2017 and 2016:

	U.S. Insurance
	Three Months Ended September 30, 2017				Three Months Ended September 30, 2016
			Professional				Professional		Point
	Marine	P&C	Liability	Total	Marine	P&C	Liability	Total	Change
Reported Net Losses and LAE Ratio	91.0%	71.1%	118.9%	80.0%	58.8%	63.9%	84.9%	65.7%	14.3
Net RRPs	(6.5%)	(0.1%)	0.0%	(0.8%)	(0.0%)	0.0%	0.0%	0.0%	(0.8)
Additional Net Current AY Reserve Release/(Development)	(28.2%)	(5.6%)	0.0%	(7.7%)	(0.1%)	(0.1%)	0.0%	(0.1%)	(7.6)
Net Prior AY Reserve Release/(Strengthening)	0.6%	(3.8%)	(59.5%)	(10.8%)	0.1%	0.1%	(24.8%)	(3.0%)	(7.8)
Adjusted Net Losses and LAE Ratio	56.9%	61.6%	59.4%	60.7%	58.8%	63.9%	60.1%	62.6%	(1.9)

Quarter to Date Variance

For the three months ended September 30, 2017, our Reported Net Losses and LAE Ratio increased 14.3 points as compared to the same period in 2016 driven by our P&C, Professional Liability and Marine operating segments.

For the three months ended September 30, 2017, our Reported Net Losses and LAE Ratio for our Marine operating segment increased 32.2 points as compared to the same period in 2016, primarily driven by:

•

$6.1 million of Additional Net Current AY Reserve Development for the three months ended September 30, 2017 primarily attributable to losses of $4.0 million related to a large loss in our Hull product and $2.1 million of catastrophe losses from Hurricanes Harvey, Maria and Irma.

•	$1.6 million of ceded RRP expense primarily due to the catastrophe losses this quarter.

Partially offsetting these increases to the Reported Net Losses and LAE Ratio;

•	Changes in the mix of business driving the decrease in Adjusted Net Losses and LAE Ratio.

For the three months ended September 30, 2017, the Reported Net Losses and LAE Ratio for our P&C operating segment increased 7.2 points as compared to the same period in 2016. This was primarily driven by:

•	$4.8 million of Net Prior AY Reserve Strengthening for the three months ended September 30, 2017 primarily related to strengthening of our casualty business.

•

$7.1 million of Additional Net Current AY Reserve Development for the three months ended September 30, 2017 primarily attributable to catastrophe losses of $6.8 million from Hurricanes Irma and Harvey.

Partially offsetting these increases to the Reported Net Losses and LAE Ratio;

•	Favorable performance across certain divisions, coupled with changes in the mix of business driving the decrease in Adjusted Net Losses and LAE Ratio.

For the three months ended September 30, 2017, our Reported Net Losses and LAE Ratio for our Professional Liability operating segment increased 34.0 points as compared to the same period in 2016, primarily due to:

•

$13.7 million of Net Prior AY Reserve Strengthening for the three months ended September 30, 2017 mostly related to large loss activity within our D&O division. This compares to $5.0 million of Net Prior AY Reserve Strengthening within our D&O division due to large loss activity and bad debt expense due to lower expectations of recoveries from a large reinsurer for the same period in 2016.

Partially offsetting this increase to the Reported Net Losses and LAE Ratio;

•	Changes in the mix of business driving the overall decrease in Adjusted Net Losses and LAE Ratio.

The following table presents the impact of net RRPs and Reserve Releases or (Development/Strengthening) on our Net Losses and LAE Ratio for the nine months ended September 30, 2017 and 2016:

	U.S. Insurance
	Nine Months Ended September 30, 2017				Nine Months Ended September 30, 2016
			Professional				Professional		Point
	Marine	P&C	Liability	Total	Marine	P&C	Liability	Total	Change
Reported Net Losses and LAE Ratio	69.4%	65.3%	79.9%	67.9%	48.1%	65.0%	70.9%	63.0%	4.9
Net RRPs	(2.1%)	(0.1%)	0.0%	(0.3%)	(0.2%)	0.0%	0.0%	(0.0%)	(0.3)
Additional Net Current AY Reserve Release/(Development)	(9.2%)	(2.6%)	0.0%	(3.1%)	(0.0%)	(0.5%)	0.0%	(0.3%)	(2.8)
Net Prior AY Reserve Release/(Strengthening)	(1.2%)	(1.0%)	(19.8%)	(3.6%)	10.5%	(0.3%)	(9.4%)	0.4%	(4.0)
Adjusted Net Losses and LAE Ratio	56.9%	61.6%	60.1%	60.9%	58.4%	64.2%	61.5%	63.1%	(2.2)

Year to Date Variance

For the nine months ended September 30, 2017, our Reported Net Losses and LAE Ratio increased 4.9 points as compared to the same period in 2016 driven by our Marine, Professional Liability and P&C operating segments

For the nine months ended September 30, 2017, our Reported Net Losses and LAE Ratio for our Marine operating segment increased 21.3 points as compared to the same period in 2016, primarily driven by:

•

$6.1 million of Additional Net Current AY Reserve Development for the three months ended September 30, 2017 primarily attributable to losses of $4.0 million related to a large loss in our Hull product and $2.1 million of catastrophe losses from Hurricanes Harvey, Maria and Irma.

•	$2.0 million of ceded RRP expense primarily due to the catastrophe losses for the nine months ended September 30, 2017.

•

$0.8 million of Net Prior AY Reserve Strengthening for the nine months ended September 30, 2017 compared to $7.7 million of Net Prior AY reserve releases due to better than expected loss emergence for the same period in 2016.

Partially offsetting these increases to the Reported Net Losses and LAE Ratio;

•	Favorable performance within certain products driving the decrease in Adjusted Net Losses and LAE Ratio.

The Reported Net Losses and LAE Ratio for our P&C operating segment increased 0.3 points as compared to the same period in 2016. This was primarily driven by:

•

$3.7 million of Net Prior AY Reserve Strengthening for the nine months ended September 30, 2017 related to strengthening our casualty business. This compares to $1.0 million of Net Prior AY Reserve Strengthening related to large loss activity in our Primary Casualty division for the same period in 2016.

•

$9.7 million of Additional Net Current AY Reserve Development for the nine months ended September 30, 2017 primarily attributable to catastrophe losses of $6.8 million from Hurricanes Harvey and Irma and $2.6 million of large losses in our Property product. This compared to $1.5 million of Additional Net Current AY Reserve Development for the same period in 2016, mostly related to our Energy & Engineering product.

Partially offsetting this decrease to the Reported Net Losses and LAE Ratio;

•	Favorable performance across certain divisions, coupled with changes in the mix of business driving the decrease in Adjusted Net Losses and LAE Ratio.

For the nine months ended September 30, 2017, our Reported Net Losses and LAE Ratio for our Professional Liability operating segment increased 9.0 points as compared to the same period in 2016, due to the same drivers as the quarter to date variance.

Commission Expenses

Quarter to Date Variances

Our Commission Expense Ratio for the three months ended September 30, 2017 decreased 0.7 points as compared to the same period in 2016. The decrease was driven by our P&C and Marine operating segments, partially offset by an increase in our Professional Liability operating segment.

Our Marine operating segment’s Commission Expense Ratio decreased due to changes in business mix, partially offset by the impact of ceded RRPs related to Hurricanes Irma and Harvey.

Our P&C operating segment’s Commission Expense Ratio decreased due to a reduction in enhanced commissions compared to the prior period and greater ceding commission income from the proportional reinsurance on our Property product purchased during the second quarter of 2017.

Our Professional Liability operating segment’s Commission Expense Ratio increased due to the impact of reducing proportional reinsurance and the related ceding commission benefits.

Year to Date Variances

Our Commission Expense Ratio for the nine months ended September 30, 2017 increased 0.9 points as compared to the same period in 2016. The increase was driven by increases in our Professional Liability and P&C operating segments, partially offset by a decrease in our Marine operating segment.

The decrease in our Marine operating segment’s Commission Expense Ratio was driven by the same drivers as the quarter to date variance.

Our P&C operating segment’s Commission Expense Ratio increased due to changes in the business mix partially offset by greater ceding commission income from the proportional reinsurance on our Property product purchased during the second quarter of 2017.

The increase in our Professional Liability operating segment’s Commission Expense Ratio was driven by the same drivers as the quarter to date variance.

Other Operating Expenses

Quarter and Year to Date Variances

Other Operating Expenses for the three and nine months ended September 30, 2017 decreased $6.1 million and $4.9 million, respectively, as compared to the same periods in 2016, primarily due to a reduction in performance-based incentive compensation costs and a decrease in project specific information technology expenses, partially offset by an increase in costs associated with new business initiatives.

Int’l Insurance

The following tables summarize our Underwriting Profit (Loss) by operating segment for our Int’l Insurance reporting segment for the three and nine months ended September 30, 2017 and 2016:

	Int'l Insurance
	Three Months Ended September 30, 2017
amounts in thousands	Marine	P&C	Professional Liability	Total	% Change Total
Gross Written Premiums	$41,689	$37,415	$34,497	$113,601	8.7%
Ceded Written Premiums	(9,948)	(19,772)	(9,246)	(38,966)	10.7%
Net Written Premiums	31,741	17,643	25,251	74,635	7.7%

Net Earned Premiums	$39,038	$21,775	$23,594	$84,407	5.8%
Net Losses and LAE	(39,457)	(29,918)	(12,338)	(81,713)	81.4%
Commission Expenses	(8,532)	(2,666)	(5,003)	(16,201)	5.6%
Other Operating Expenses	(6,788)	(5,614)	(3,986)	(16,388)	(18.8%)

Underwriting Profit (Loss)	$(15,739)	$(16,423)	$2,267	$(29,895)	NM

Losses and LAE Ratio	101.1%	137.4%	52.3%	96.8%
Commission Expense Ratio	21.9%	12.2%	21.2%	19.2%
Other Operating Expense Ratio (1)	17.3%	25.8%	16.9%	19.4%
Combined Ratio	140.3%	175.4%	90.4%	135.4%

(1) - Includes Other Operating Expenses and Other Underwriting Income (Expense).

NM – Percentage change not meaningful

	Int'l Insurance
	Three Months Ended September 30, 2016
amounts in thousands	Marine	P&C	Professional Liability	Total
Gross Written Premiums	$38,453	$38,077	$27,954	$104,484
Ceded Written Premiums	(12,631)	(15,331)	(7,232)	(35,194)
Net Written Premiums	25,822	22,746	20,722	69,290

Net Earned Premiums	$34,794	$25,584	$19,383	$79,761
Net Losses and LAE	(17,289)	(16,080)	(11,674)	(45,043)
Commission Expenses	(8,358)	(3,502)	(3,488)	(15,348)
Other Operating Expenses	(7,654)	(7,913)	(4,616)	(20,183)

Underwriting Profit (Loss)	$1,493	$(1,911)	$(395)	$(813)

Losses and LAE Ratio	49.7%	62.8%	60.2%	56.5%
Commission Expense Ratio	24.0%	13.7%	18.0%	19.2%
Other Operating Expense Ratio (1)	22.0%	31.0%	23.8%	25.3%
Combined Ratio	95.7%	107.5%	102.0%	101.0%

(1) - Includes Other Operating Expenses and Other Underwriting Income (Expense).

	Int'l Insurance
	Nine Months Ended September 30, 2017
amounts in thousands	Marine	P&C	Professional Liability	Total	% Change Total
Gross Written Premiums	$160,119	$124,446	$102,089	$386,654	0.6%
Ceded Written Premiums	(33,410)	(69,780)	(26,178)	(129,368)	15.4%
Net Written Premiums	126,709	54,666	75,911	257,286	(5.5%)

Net Earned Premiums	$116,058	$67,292	$67,243	$250,593	6.4%
Net Losses and LAE	(83,906)	(54,654)	(37,953)	(176,513)	32.2%
Commission Expenses	(27,590)	(10,985)	(15,860)	(54,435)	14.5%
Other Operating Expenses	(24,454)	(19,983)	(14,250)	(58,687)	(9.7%)

Underwriting Loss	$(19,892)	$(18,330)	$(820)	$(39,042)	NM

Losses and LAE Ratio	72.3%	81.2%	56.4%	70.4%
Commission Expense Ratio	23.8%	16.3%	23.6%	21.7%
Other Operating Expense Ratio (1)	21.0%	29.7%	21.2%	23.5%
Combined Ratio	117.1%	127.2%	101.2%	115.6%

(1) - Includes Other Operating Expenses and Other Underwriting Income (Expense).

NM – Percentage change not meaningful

	Int'l Insurance
	Nine Months Ended September 30, 2016
amounts in thousands	Marine	P&C	Professional Liability	Total
Gross Written Premiums	$151,548	$145,125	$87,694	$384,367
Ceded Written Premiums	(33,274)	(57,025)	(21,776)	(112,075)
Net Written Premiums	118,274	88,100	65,918	272,292

Net Earned Premiums	$109,746	$70,608	$55,248	$235,602
Net Losses and LAE	(54,398)	(49,174)	(29,947)	(133,519)
Commission Expenses	(26,124)	(11,427)	(9,973)	(47,524)
Other Operating Expenses	(24,794)	(25,686)	(14,517)	(64,997)

Underwriting Profit (Loss)	$4,430	$(15,679)	$811	$(10,438)

Losses and LAE Ratio	49.6%	69.6%	54.2%	56.7%
Commission Expense Ratio	23.8%	16.2%	18.1%	20.2%
Other Operating Expense Ratio (1)	22.6%	36.4%	26.2%	27.5%
Combined Ratio	96.0%	122.2%	98.5%	104.4%

(1) - Includes Other Operating Expenses and Other Underwriting Income (Expense).

Gross Written Premiums

Quarter to Date Variance

Gross Written Premiums increased $9.1 million for the three months ended September 30, 2017 compared to the same period in 2016, driven by increases in our Professional Liability and Marine operating segments of $6.5 million and $3.2 million, respectively, partially offset by a decrease in our P&C operating segment of $0.7 million.

The increase in our Marine operating segment was largely due to an increase in our Marine Liability product driven by premium estimate decreases booked in the prior year, growth in our Protection & Indemnity products attributable to new business and an increase in our Craft product related to the renewal of certain business previously managed in our U.S. Insurance reporting segment now managed in our Int’l Insurance reporting segment. These increases were partially offset by a decrease in our Hull product due to timing differences and a reduction in new business production in our Transport product.

The decrease in our P&C operating segment was primarily driven by a decline in our Property division, partially offset by increases in our Energy & Engineering and General Liability divisions. The decrease in our Property division was related to strategic actions taken to exit our North American Property business. Our Energy & Engineering division increase was primarily related to new business production including several large new Offshore Energy accounts. The increase in our General Liability division was driven by new business and premium estimate increases.

The increase in our Professional Liability operating segment was primarily driven by new business production in our Other Professional Liability and E&O divisions.

Average renewal premium rates for our Int’l Insurance reporting segment for the three months ended September 30, 2017 decreased 3.5% compared to the same period in 2016, driven by decreases of 6.5%, 3.0% and 1.6% in our P&C, Professional Liability and Marine operating segments, respectively.

Year to Date Variance

Gross Written Premiums increased $2.3 million for the nine months ended September 30, 2017 compared to the same period in 2016, driven by increases in our Professional Liability and Marine operating segments of $14.4 million and $8.6 million, respectively, partially offset by a decline in our P&C operating segment of $20.7 million.

The increase in our Marine operating segment was largely due to growth in our Protection & Indemnity and Hull products driven by new business, an increase in our Craft product related to the renewal of certain business previously managed by our U.S. Insurance reporting segment now managed in our Int’l Insurance reporting segment, and an increase in our Transport product related to an increased premium estimate. These increases were partially offset by a decline in our Specie product driven by non-renewals and rate reductions as a result of difficult market conditions.

The decrease in our P&C operating segment was primarily driven by a decline in our Property and Energy & Engineering divisions, partially offset by increases in our Political Violence & Terrorism product and General Liability division. The decrease in our Property division was related to strategic actions taken to exit our North American Property business. Our Energy & Engineering division decrease was primarily related to a lower premium volume in our Other Energy & Engineering product, partially offset by new business production during the third quarter in our Offshore Energy product. The increase in our Political Violence & Terrorism product was driven by new business. The increase in our General Liability division was driven by new business and an increased premium estimate.

The increase in our Professional Liability operating segment was attributable to the same drivers as the quarter to date variance.

Average renewal premium rates for our Int’l Insurance reporting segment for the nine months ended September 30, 2017 decreased 2.7% compared to the same period in 2016, driven by decreases of 4.5%, 2.3% and 1.6% in our P&C, Professional Liability and Marine operating segments, respectively.

Ceded Written Premiums

Quarter to Date Variance

Ceded Written Premiums were $39.0 million, resulting in a retention ratio of 65.7% of Net Written Premiums to Gross Written Premiums for the three months ended September 30, 2017 compared to $35.2 million and a retention ratio of 66.3%, for the same period in 2016. The decrease in the retention ratio was driven by the P&C operating segment, partially offset by an increase in the retention ratio of our Marine operating segment.

The increase in the retention ratio in our Marine operating segment was the result of an increased ceded premium estimate booked in the prior year impacting our Protection & Indemnity product, Marine Liability premium estimate decreases booked in the prior year and changes in our proportional reinsurance programs. These increases in the retention ratio were partially offset by the impact of an increase in ceded RRPs related to Hurricanes Irma and Harvey.

The reduction in the retention ratio in our P&C operating segment was primarily driven by a reinsurance arrangement to cede 100% of the unexpired risk on our North American Property business effective January 1, 2017 as part of strategic actions taken to exit this book of business, the impact of an increase in ceded RRPs related to Hurricanes Irma, Maria and Harvey and an increase in excess of loss reinsurance.

Year to Date Variance

Ceded Written Premiums were $129.4 million, resulting in a retention ratio of 66.5%, for the nine months ended September 30, 2017 compared to $112.1 million and a retention ratio of 70.8%, for the same period in 2016. The reduction in the retention ratio was driven by our P&C operating segment attributable to the same drivers as the quarter to date variance. This was partially offset by an increase in our Marine operating segment, attributable to the same drivers as the quarter to date variance.

Net Earned Premiums

Quarter and Year to Date Variances

Net Earned Premiums increased $4.6 million and $15.0 million for the three and nine months ended September 30, 2017 as compared to the same periods in 2016 driven by increases in our Marine and Professional Liability operating segments, partially offset by a decrease in our P&C operating segment.

The increase in our Marine operating segment’s Net Earned Premium was primarily driven by growth in this segment along with an increased ceded premium estimate booked in the prior year impacting our Protection & Indemnity product and Marine Liability premium estimate decreases booked in the prior year. These increases in Net Earned Premiums were partially offset by an increase in ceded RRPs related to Hurricanes Irma and Harvey.

The decrease in our P&C operating segment’s Net Earned Premium was primarily due to lower premium volume and increased cessions related to strategic actions taken to exit our North American Property business and an increase in ceded RRPs related to Hurricanes Irma, Maria and Harvey. This decrease was partially offset by growth in our Political Violence & Terrorism and General Liability products.

The increase in our Professional Liability operating segment’s Net Earned Premium was driven by growth in our Other Professional Liability and E&O divisions.

Net Losses and LAE

The Net Losses and LAE Reserves as of September 30, 2017 and December 31, 2016 are as follows:

	Int'l Insurance
	As of September 30, 2017				As of December 31, 2016
amounts in thousands	Marine	P&C	Professional Liability	Total	Marine	P&C	Professional Liability	Total	Total % Change
Case Reserves	$170,658	$64,255	$40,178	$275,091	$163,124	$66,496	$30,106	$259,726	5.9%
IBNR Reserves	51,094	42,680	76,618	170,392	36,118	18,192	70,103	124,413	37.0%
Total	$221,752	$106,935	$116,796	$445,483	$199,242	$84,688	$100,209	$384,139	16.0%

The following table presents the impact of net RRPs and Reserve Releases or (Development/Strengthening) on our Net Losses and LAE Ratio for the three months ended September 30, 2017 and 2016:

	Int'l Insurance
	Three Months Ended September 30, 2017				Three Months Ended September 30, 2016
			Professional				Professional		Point
	Marine	P&C	Liability	Total	Marine	P&C	Liability	Total	Change
Reported Net Losses and LAE Ratio	101.1%	137.4%	52.3%	96.8%	49.7%	62.8%	60.2%	56.5%	40.3
Net RRPs	(3.1%)	(11.5%)	0.0%	(3.5%)	0.0%	0.2%	0.0%	0.1%	(3.6)
Additional Net Current AY Reserve Release/(Development)	(29.8%)	(72.8%)	0.0%	(33.4%)	(24.1%)	(9.6%)	0.0%	(13.6%)	(19.8)
Net Prior AY Reserve Release/(Strengthening)	(17.6%)	(8.3%)	(7.0%)	(12.2%)	23.2%	(12.1%)	(10.9%)	3.6%	(15.8)
Adjusted Net Losses and LAE Ratio	50.6%	44.8%	45.3%	47.7%	48.8%	41.3%	49.3%	46.6%	1.1

Quarter to Date Variance

For the three months ended September 30, 2017, our Reported Net Losses and LAE Ratio increased 40.3 points as compared to the same period in 2016 driven by increases in our Marine and P&C operating segments, partially offset by a decrease in our Professional Liability operating segment.

For the three months ended September 30, 2017, our Reported Net Losses and LAE Ratio for our Marine operating segment increased 51.4 points as compared to the same period in 2016, primarily driven by:

•

$7.1 million of Net Prior AY Reserve Strengthening due to adverse loss development for the three months ended September 30, 2017 related to our Cargo, Protection & Indemnity and Specie products. This compares to $8.1 million of Net Prior AY Reserve Releases due to better than expected loss emergence for the same period in 2016.

•

$12.0 million of Additional Net Current AY Reserve Development for the three months ended September 30, 2017 primarily attributable to catastrophe losses of $10.8 million from Hurricanes Maria, Harvey and Irma. This compared to $8.4 million for the same period in 2016, mostly related to a satellite loss.

•	A $1.2 million ceded RRP expense generated by the catastrophe losses this quarter.
•	Changes in the mix of business are driving the 1.8 point increase in the Adjusted Net Losses and LAE Ratio.

For the three months ended September 30, 2017, the Reported Net Losses and LAE Ratio for our P&C operating segment increased 74.6 points as compared to the same period in 2016. This was primarily driven by:

•

$17.3 million of Additional Net Current AY Reserve Development for the three months ended September 30, 2017 primarily attributable to catastrophe losses of $15.5 million from Hurricanes Irma, Maria and Harvey and $1.8 million from the Puebla, Mexico Earthquake. This compares to $2.4 million for the same period in 2016, mostly attributable to weather-related losses in our Property division.

•	A $2.0 million ceded RRP expense was generated by the catastrophe losses this quarter.
•	Changes in the mix of business in our Energy and Engineering divisions are driving the 3.5 point increase in the Adjusted Net Losses and LAE Ratio.

Partially offsetting these increases to the Reported Net Losses and LAE Ratio;

•

$2.0 million of Net Prior AY Reserve Strengthening for the three months ended September 30, 2017 related to our Property product, compared to $3.2 million of Net Prior AY Reserve Strengthening for the same period in 2016 ($7.7 million of adverse development attributable to increased weather-related losses in our Property division, partially offset by $4.5 million of better than expected loss emergence in our Offshore Energy product).

For the three months ended September 30, 2017, our Reported Net Losses and LAE Ratio for our Professional Liability operating segment decreased 7.9 points as compared to the same period in 2016, primarily due to:

•	Favorable performance across certain key divisions and changes in the mix of business driving the 4.0 point decrease in Adjusted Net Losses and LAE Ratio.
•

$1.7 million of Net Prior AY Reserve Strengthening for the three months ended September 30, 2017 related to a large loss in our E&O product. This compares to $2.1 million of Net Prior AY Reserve Strengthening related to bad debt expense due to lower expectations of recoveries from a large reinsurer for the same period in 2016.

The following table presents the impact of net RRPs and Reserve Releases or (Development/Strengthening) on our Net Losses and LAE Ratio for the nine months ended September 30, 2017 and 2016:

	Int'l Insurance
	Nine Months Ended September 30, 2017				Nine Months Ended September 30, 2016
			Professional				Professional		Point
	Marine	P&C	Liability	Total	Marine	P&C	Liability	Total	Change
Reported Net Losses and LAE Ratio	72.3%	81.2%	56.4%	70.4%	49.6%	69.6%	54.2%	56.7%	13.7
Net RRPs	(0.8%)	(1.6%)	0.0%	(0.7%)	(0.2%)	(1.7%)	0.0%	(0.5%)	(0.2)
Additional Net Current AY Reserve Release/(Development)	(14.9%)	(26.7%)	0.0%	(14.1%)	(9.1%)	(21.4%)	0.0%	(10.7%)	(3.4)
Net Prior AY Reserve Release/(Strengthening)	(8.7%)	(8.0%)	(9.5%)	(8.7%)	10.5%	(5.6%)	(3.8%)	2.3%	(11.0)
Adjusted Net Losses and LAE Ratio	47.9%	44.9%	46.9%	46.9%	50.8%	40.9%	50.4%	47.8%	(0.9)

Year to Date Variance

For the nine months ended September 30, 2017, our Reported Net Losses and LAE Ratio increased 13.7 points as compared to the same period in 2016 driven by our Marine, P&C and Professional Liability operating segments.

For the nine months ended September 30, 2017, our Reported Net Losses and LAE Ratio for our Marine operating segment increased 22.7 points as compared to the same period in 2016, primarily driven by:

•

$10.2 million of Net Prior AY Reserve Strengthening due to adverse loss development for the nine months ended September 30, 2017 primarily related to our Cargo, Specie and Protection & Indemnity products. This compares to $11.5 million of Net Prior AY Reserve Releases due to better than expected loss emergence for the same period in 2016.

•

$17.4 million of Additional Net Current AY Reserve Development for the nine months ended September 30, 2017 primarily attributable to catastrophe losses of $10.8 million from Hurricanes Maria, Harvey and Irma, and $6.6 million due to large loss activity in our P&I product. This compares to $10.0 million for the same period in 2016, consisting primarily of $1.7 million attributable to the Ecuador Earthquake and $7.9 million from our Cargo product relating to a satellite loss.

•	A $1.3 million ceded RRP expense primarily due to the catastrophe losses for the nine months ended September 30, 2017, compared to a $0.4 million expense for the same period in 2016.

Partially offsetting these increases to the Reported Net Losses and LAE Ratio;

•	Changes in the mix of business are driving the 2.9 point decrease in Adjusted Net Losses and LAE Ratio.

The Reported Net Losses and LAE Ratio for our P&C operating segment increased 11.6 points as compared to the same period in 2016. This was primarily driven by:

•

$18.3 million of Additional Net Current AY Reserve Development for the nine months ended September 30, 2017 primarily attributable to catastrophe losses of $15.5 million from Hurricanes Irma, Maria and Harvey and $1.8 million from the Puebla, Mexico Earthquake and $1.0 million of large losses in our Property product. This compares to $15.5 million for the same period in 2016, consisting of catastrophe losses of $8.8 million attributable to the Alberta Wildfires and Taiwan Earthquake, $5.7 million from our Property division due to weather-related losses and $1.0 million of adverse loss emergence from our Energy & Engineering division.

•	The impact of additional ceded protection on Net Earned Premiums driving the 4.0 point increase in Adjusted Net Losses and LAE Ratio.
•

$5.5 million of Net Prior AY Reserve Strengthening for the nine months ended September 30, 2017 related to loss development in our Property division primarily resulting from late reported claims, partially offset by releases related to better than expected loss emergence within our Offshore Energy business. This compares to $4.0 million of Net Prior AY reserve strengthening due to $10.1 million of increased weather-related losses in our Property division, partially offset by $6.0 million of favorable loss emergence in our Offshore Energy product for the same period in 2016.

Partially offsetting these increases to the Reported Net Losses and LAE Ratio;

•	A $1.4 million RRP expense primarily due to the catastrophe losses this quarter, compared to a $1.8 million expense for the same period in 2016.

For the nine months ended September 30, 2017, our Reported Net Losses and LAE Ratio for our Professional Liability operating segment increased 2.2 points as compared to the same period in 2016, primarily due to:

•

$6.4 million of Net Prior AY Reserve Strengthening for the three months ended September 30, 2017 related to large loss development on our D&O and E&O business. This compares to $2.1 million of Net Prior AY Reserve Strengthening related to bad debt expense due to lower expectations of recoveries from a large reinsurer for the same period in 2016.

Partially offsetting this decrease to the Reported Net Losses and LAE Ratio;

•	Favorable performance across certain key divisions and changes in the mix of business driving the 3.5 point decrease in Adjusted Net Losses and LAE Ratio.

Commission Expenses

Quarter to Date Variance

Our Commission Expense Ratio for the three months ended September 30, 2017 was comparable to the same period in 2016. A decrease in our Marine and P&C operating segments was offset by an increase in our Professional Liability operating segment.

Our Marine operating segment’s Commission Expense Ratio decreased due to lower profit commissions compared to the prior year and the Net Earned Premiums impact of RRPs related to Hurricanes Irma and Harvey.

The decrease in our P&C operating segment’s Commission Expense Ratio was due to the impact of increased cessions on our Property business and the Net Earned Premiums impact of RRPs related to Hurricanes Irma, Maria and Harvey, partially offset by an increase in our Political Violence & Terrorism product, which has a higher commission rate, and an increase in profit commissions.

The increase in our Professional Liability operating segment’s Commission Expense Ratio was due to increased gross costs and changes in the mix of business as a result of increased growth in our Warranties and Indemnity product, which attracts a higher commission rate, partially offset by a decrease in profit commission expense.

Year to Date Variance

Our Commission Expense Ratio for the nine months ended September 30, 2017 increased 1.5 points as compared to the same period in 2016, primarily from our Professional Liability operating segment attributable to the same drivers as the quarter to date variance.

Other Operating Expenses

Quarter and Year to Date Variances

For the three and nine months ended September 30, 2017, Other Operating Expenses decreased $3.8 million and $6.3 million, respectively, as compared to the same periods in 2016 due to a reduction in performance-based incentive compensation costs, reduced employee expenses and favorable foreign exchange rates, partially offset by increased Lloyd’s expenses.

GlobalRe

The following tables summarize our Underwriting Profit for our GlobalRe reporting segment for the three and nine months ended September 30, 2017 and 2016:

	GlobalRe
	Three Months Ended September 30,
amounts in thousands	2017	2016	% Change
Gross Written Premiums	$53,385	$35,799	49.1%
Ceded Written Premiums	(2,728)	(1,376)	98.3%
Net Written Premiums	50,657	34,423	47.2%

Net Earned Premiums	$47,798	$42,527	12.4%
Net Losses and LAE	(59,118)	(21,430)	NM
Commission Expenses	(11,233)	(8,951)	25.5%
Other Operating Expenses	(4,010)	(4,437)	(9.6%)
Other Underwriting Income	94	122	(23.0%)

Underwriting Profit (Loss)	$(26,469)	$7,831	NM

Losses and LAE Ratio	123.7%	50.4%
Commission Expense Ratio	23.5%	21.0%
Other Operating Expense Ratio (1)	8.2%	10.2%
Combined Ratio	155.4%	81.6%

(1) - Includes Other Operating Expenses and Other Underwriting Income.

NM - Percentage change not meaningful

	GlobalRe
	Nine Months Ended September 30,
amounts in thousands	2017	2016	% Change
Gross Written Premiums	$188,025	$127,787	47.1%
Ceded Written Premiums	(9,021)	(7,467)	20.8%
Net Written Premiums	179,004	120,320	48.8%

Net Earned Premiums	$130,487	$118,312	10.3%
Net Losses and LAE	(106,932)	(68,176)	56.8%
Commission Expenses	(28,695)	(24,188)	18.6%
Other Operating Expenses	(14,403)	(14,175)	1.6%
Other Underwriting Income	439	374	17.4%

Underwriting Profit (Loss)	$(19,104)	$12,147	NM

Losses and LAE Ratio	81.9%	57.6%
Commission Expense Ratio	22.0%	20.4%
Other Operating Expense Ratio (1)	10.7%	11.7%
Combined Ratio	114.6%	89.7%

(1) - Includes Other Operating Expenses and Other Underwriting Income.

NM - Percentage change not meaningful

Gross Written Premiums

Quarter To Date Variance

Gross Written Premiums increased $17.6 million for the three months ended September 30, 2017, compared to the same period in 2016, primarily due to increases in our A&H, P&C, Surety and Agriculture products. The increase in our A&H product was driven by new business and the timing of one large renewal, partially offset by a decreased premium estimate. The increase in our P&C product was due to assumed RRPs related to Hurricanes Irma, Maria and Harvey and new business, partially offset by increased premium estimates that occurred in the prior year with minor corresponding adjustments in the current period. The increase in our Surety product is driven primarily by increased renewal business along with increased premium estimates. The increase in our Agriculture product is due to new business, partially offset by nonrenewals.

Year To Date Variance

Gross Written Premiums increased $60.2 million for the nine months ended September 30, 2017, compared to the same period in 2016, with growth across all of our segment’s products. Our A&H product had significant growth increasing $31.8 million attributable to new business, increased renewal business and the timing of one large renewal. Growth in our P&C, Agriculture and Surety businesses as well as expansion of our Professional Liability product to offer various assumed general, umbrella and auto liability business further contributed to new business growth, period over period.

Ceded Written Premiums

Quarter To Date Variance

Ceded Written Premiums were $2.7 million, resulting in a retention ratio of 94.9% of Net Written Premiums to Gross Written Premiums for the three months ended September 30, 2017 compared to $1.4 million and a retention ratio of 96.2%, for the same period in 2016. The decrease in the retention ratio was primarily driven by the impact of ceded RRPs resulting from Hurricane Maria. This decrease was partially offset by changes in the mix of business with proportionately more A&H and Agriculture premium, which have 100% retention.

Year To Date Variance

Ceded Written Premiums were $9.0 million, resulting in a retention ratio of 95.2%, for the nine months ended September 30, 2017 compared to $7.5 million and a retention ratio of 94.2%, for the same period in 2016. The increase in the retention ratio was primarily due to changes in the mix of business with proportionately more A&H, Agriculture and Professional Liability premium, which have 100% retention. This increase was partially offset by the impact of ceded RRPs resulting from Hurricane Maria.

Net Earned Premiums

Quarter and Year To Date Variances

Net Earned Premiums for the three and nine months ended September 30, 2017 increased $5.3 million and $12.2 million, respectively, as compared to the same periods in 2016, primarily due to continued growth in our Agriculture, P&C, Professional Liability and Surety products and an increase in net assumed RRPs related to Hurricanes Irma and Harvey (assumed RRPs of $4.3 million, partially offset by ceded RRPs of $1.8 million), partially offset by a lower volume of premium from our A&H products earning into 2017 as compared to 2016, due to non-renewals in 2016.

Net Losses and LAE

The Net Losses and LAE Reserves as of September 30, 2017 and December 31, 2016 are as follows:

	GlobalRe
	As of
	September 30,	December 31,
amounts in thousands	2017	2016	% Change
Case Reserves	$50,351	$47,505	6.0%
IBNR Reserves	109,954	67,856	62.0%
Total	$160,305	$115,361	39.0%

The following table presents the impact of net RRPs and Reserve Releases or (Development/Strengthening) on our Net Losses and LAE Ratio for the three months ended September 30, 2017 and 2016:

	GlobalRe
	Three Months Ended September 30,		Point
	2017	2016	Change
Reported Net Losses and LAE Ratio	123.7%	50.4%	73.3
Net RRPs	7.6%	0.5%	7.1
Additional Net Current AY Reserve Release/(Development)	(81.2%)	(3.4%)	(77.8)
Net Prior AY Reserve Release/(Strengthening)	(0.9%)	7.3%	(8.2)
Adjusted Net Losses and LAE Ratio	49.2%	54.8%	(5.6)

Quarter To Date Variance

For the three months ended September 30, 2017, our Reported Net Losses and LAE Ratio increased 73.3 points as compared to the same period in 2016. This was primarily driven by:

•

$36.6 million of Additional Net Current AY Reserve Development for the three months ended September 30, 2017 primarily attributable to catastrophe losses of $34.1 million from Hurricanes Maria, Irma and Harvey and $1.8 million from the Puebla, Mexico Earthquake. This compares to $1.4 million of losses for the same period in 2016 on our P&C product.

•

$0.4 million of Net Prior AY Reserve Strengthening for the three months ended September 30, 2017, as compared to $3.1 million of Net Prior AY Reserve Releases for the same period in 2016, primarily related to our A&H product for the three months ended September 30, 2016.

Partially offsetting these decreases to the Reported Net Losses and LAE Ratio,

•

A net $2.8 million RRP expense primarily due to the catastrophe losses this quarter (with the quarter events consisting of $4.3 million of assumed RRPs, partially offset by $1.8 million of ceded RRPs), compared to a $0.7 million net RRP benefit for the same period in 2016.

•

The Adjusted Net Losses and LAE Ratio decreased 5.6 points due to changes in mix of business with proportionally less earnings coming from our A&H product, which carries a higher loss ratio, and an increase in earnings from our P&C and Surety products, which carry lower loss ratios.

The following table presents the impact of net RRPs and Reserve Releases or (Development/Strengthening) on our Net Losses and LAE Ratio for the nine months ended September 30, 2017 and 2016:

	GlobalRe
	Nine Months Ended September 30,		Point
	2017	2016	Change
Reported Net Losses and LAE Ratio	81.9%	57.6%	24.3
Net RRPs	2.3%	0.4%	1.9
Additional Net Current AY Reserve Release/(Development)	(31.5%)	(7.3%)	(24.2)
Net Prior AY Reserve Release/(Strengthening)	(3.4%)	3.8%	(7.2)
Adjusted Net Losses and LAE Ratio	49.3%	54.5%	(5.2)

Year To Date Variance

For the nine months ended September 30, 2017, our Reported Net Losses and LAE Ratio increased 24.3 points as compared to the same period in 2016. This was primarily driven by:

•

$40.0 million of Additional Net Current AY Reserve Development for the nine months ended September 30, 2017 primarily attributable to catastrophe losses of $34.1 million from Hurricanes Maria, Irma and Harvey, $1.8 million from the Puebla, Mexico Earthquake, and $3.4 million from other weather-related losses during the year. This is compared to $8.6 million for the same period in 2016, mostly related to catastrophe losses including the Alberta Wildfires, Ecuador Earthquake and the Taiwan Earthquake.

•

$4.3 million of Net Prior AY Reserve Strengthening for the nine months ended September 30, 2017 mostly related to a $4.7 million loss as a result of a large A&H claim, compared to $4.5 million of Net Prior AY Reserve Releases for the same period in 2016, related to our A&H product.

Partially offsetting these decreases to the Reported Net Losses and LAE Ratio,

•

A $3.6 million net RRP benefit was primarily due to the catastrophe losses this quarter (with the quarter events consisting of $4.3 million of assumed RRPs, partially offset by $1.8 million of ceded RRPs), compared to a $1.1 million RRP benefit for the same period in 2016.

•

The Adjusted Net Losses and LAE Ratio decreased 5.2 points year over year due to changes in mix of business with proportionally less earnings coming from our A&H product, which carries a higher loss ratio, and an increase in earnings from our P&C and Surety products, which carry lower loss ratios.

Commission Expenses

Quarter To Date Variances

Our Commission Expense Ratio for the three months ended September 30, 2017 increased 2.5 points compared to the same period in 2016, due to higher profit commission expense particularly in our Surety, A&H and Professional Liability products and changes in the mix of business, partially offset by the effect of fully earned net RRPs from Hurricanes Irma, Harvey and Maria.

Year To Date Variance

Our Commission Expense Ratio for the nine months ended September 30, 2017 increased 1.6 points compared to the same period in 2016. The year to date increase was attributable to the same drivers as the quarter to date variance.

Other Operating Expenses

Quarter and Year To Date Variances

Other Operating Expenses for the three months ended September 30, 2017 decreased $0.4 million as compared to the same period in 2016, primarily due to a reduction in performance-based incentive compensation costs, partially offset by costs associated with new business initiatives.

Year To Date Variances

Other Operating Expenses for the nine months ended September 30, 2017 increased $0.2 million as compared to the same period in 2016, primarily due to costs associated with new business initiatives, partially offset by a reduction in performance-based incentive compensation costs.

Capital Resources and Liquidity

Capital Resources

Our capital resources consist of funds deployed or available to be deployed to support our business operations.  As of September 30, 2017 and December 31, 2016, our capital resources were as follows:

	As of
amounts in thousands	September 30, 2017	December 31, 2016
Senior Notes	$263,845	$263,728
Stockholders' Equity	1,224,191	1,178,188
Total Capitalization	$1,488,036	$1,441,916

Ratio of Debt to Total Capitalization	17.7%	18.3%

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

NIC may pay dividends to our Parent Company out of its statutory earned surplus subject to statutory restrictions imposed under the New York insurance law.  As of September 30, 2017, the maximum amount available for the payment of dividends by NIC in 2017 without prior regulatory approval is $102.7 million.

NCUL, our wholly-owned corporate member at Lloyd’s, may pay dividends to our Parent Company up to the extent of available profits that have been distributed from the Syndicate.  As of September 30, 2017, that amount was $678.5 million (£ 506.5 million).

Senior Notes and Credit Facility

As of September 30, 2017, letters of credit with an aggregate face amount of 14.0 million Australian Dollars were outstanding under the credit facility with Barclays Bank PLC that we entered into on November 4, 2016 (the “Australian Facility”).

As of September 30, 2017, letters of credit with an aggregate face amount of $135.0 million and £60.0 million were outstanding under the credit facility with ING Bank N.V., London Branch, individually and as administrative agent for a syndicate of lenders, that we entered into on November 7, 2016 (the “Club Facility”), and we had an aggregate of $1.1 million of cash collateral posted.

As of September 30, 2017, there were no letters of credit outstanding under the credit facility with ING Bank N.V., London Branch, we entered into on November 20, 2015 and amended on November 7, 2016 (the “Bilateral Facility”).

As of September 30, 2017, our Company was in compliance with all covenants for our Senior Notes, Australian Facility, Club Facility and Bilateral Facility.

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

Net Cash Provided by Operating Activities was $222.8 million for the nine months ended September 30, 2017 compared to $191.3 million for the same period in 2016. Operating cash flows increased from the prior year due to higher underwriting cash flows associated with the growth of our business, coupled with increased investment income collections due to growth in invested assets and higher yields. These increases were partially offset by higher estimated federal tax payments in the current year due to less overpayment carryforwards which were used to offset tax payments in the prior year.

Net Cash Used in Investing Activities was $217.4 million for the nine months ended September 30, 2017 compared to $99.0 million for the comparable period in 2016.  The increase in cash used in investing activities is primarily related to the sale of short-term investments in 2016 which were used to capitalize our U.K. based insurance company, NIIC. In comparison, purchases of short-term investments were made during 2017 as we look to shorten duration following the September Treasury market rally and hold additional liquidity to fund catastrophe related claims arising in the third quarter. The remaining fluctuation in investing cash flows is the result of changes in operating cash flows and the associated ongoing management of our investment portfolio.

Net Cash Used in Financing Activities was $16.4 million for the nine months ended September 30, 2017 compared to $5.9  million for the same period in 2016. The increase in cash used in financing activities is primarily related to increased tax withholding payments on vested stock compensation in 2017 as compared with 2016. To a lesser extent 2017 financing cash flows were impacted by the institution of a quarterly stockholder dividend which was paid for the first time in the third quarter of 2016.

Investments

Our investment portfolio is invested primarily in publicly traded, investment grade, fixed income securities with an average credit quality of “AA-/Aa3” as rated by S&P or Moody’s.  As of September 30, 2017, our portfolio had a duration of 3.6 years.  Management periodically projects cash flow of the investment portfolio and other sources in order to maintain the appropriate levels of liquidity in an effort to ensure our ability to satisfy claims.  As of September 30, 2017 and December 31, 2016, all Fixed Maturities and Equity Securities held by us were classified as available-for-sale.

The portfolio is externally managed by independent, professional investment managers and is broadly diversified across geographies, sectors, and issuers. The primary objectives are to maximize total investment return in the context of preserving and enhancing stockholder value and the statutory surplus of our regulated insurance companies.  As part of our overall investment strategy, we seek to build a tax efficient investment portfolio by maintaining an allocation to tax-exempt municipal bonds. The tax-exempt portion of our Fixed Maturities portfolio at September 30, 2017 was 20.2% compared to 17.1% at December 31, 2016.  Additionally, substantially all of our equity portfolio is invested in tax efficient securities which qualify for the dividends received deduction.  The investments are subject to the oversight of the respective insurance companies’ Boards of Directors and the Finance Committee of our Parent Company’s Board of Directors.

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

The following table summarizes the composition of our available-for-sale investments at fair value:

	Fair Value as of
amounts in thousands	September 30, 2017	December 31, 2016	% Change
Fixed Maturities:
U.S. Treasury Bonds, Agency Bonds and Foreign Government Bonds	$269,851	$273,776	(1.4%)
States, Municipalities and Political Subdivisions	684,792	547,415	25.1%
Mortgage-Backed and Asset-Backed Securities:
Agency Mortgage-Backed Securities	426,441	487,364	(12.5%)
Residential Mortgage Obligations	34,748	20,530	69.3%
Asset-Backed Securities	331,646	314,601	5.4%
Commercial Mortgage-Backed Securities	140,601	154,139	(8.8%)
Subtotal	$933,436	$976,634	(4.4%)
Corporate Exposures	910,106	838,057	8.6%
Total Fixed Maturities	$2,798,185	$2,635,882	6.2%
Equity Securities:
Common Stocks	$180,771	$164,087	10.2%
Preferred Stocks	195,105	185,055	5.4%
Total Equity Securities	$375,876	$349,142	7.7%
Short-Term Investments	247,607	143,539	72.5%
Total Investments	$3,421,668	$3,128,563	9.4%

Invested assets increased from December 31, 2016 due to positive cash flow from operations, and to a lesser extent an increase in unrealized gains. Operating cash flows were primarily directed to Corporate Exposures and Municipal Bonds.  Additionally, Corporate Exposures, Municipal Bonds and Equity Securities benefitted from a rally in the Treasury and equity markets which resulted in increased unrealized gains for these asset classes. The increase in Short-Term Investments is due to operating cash flows invested in Short-Term Investments as we shortened duration following the September Treasury market rally.

The following table sets forth the amount of our Fixed Maturities as of September 30, 2017 by S&P credit rating or, if an S&P rating is not available, the equivalent Moody’s rating. The total rating is the weighted average quality rating for the Fixed Maturities portfolio as a whole.

		As of September 30, 2017
amounts in thousands	Rating	Fair Value	Amortized Cost
Rating Description:
Extremely Strong	AAA	$399,400	$391,695
Very Strong	AA	1,161,524	1,147,367
Strong	A	740,483	730,446
Adequate	BBB	370,468	361,547
Speculative	BB & Below	118,844	113,664
Not Rated	NR	7,466	7,383
Total	AA-	$2,798,185	$2,752,102

The following table sets forth the composition of the non-government guaranteed Fixed Maturities categorized by asset class and generally equivalent S&P and Moody’s ratings (not all securities in our portfolio are rated by both S&P and Moody’s) as of September 30, 2017:

	As of September 30, 2017
amounts in thousands	AAA	AA	A	BBB	BB and below	Not Rated	Fair Value	Amortized Cost
Municipal Bonds	$60,788	$435,553	$166,560	$21,891	$—	$—	$684,792	$665,630
Agency Residential Mortgage-Backed	—	426,441	—	—	—	—	426,441	427,374
Residential Mortgage-Backed	10,600	5,204	65	14,099	4,314	466	34,748	34,205
Asset-Backed	126,121	60,202	109,437	28,886	—	7,000	331,646	329,569
Commercial Mortgage-Backed	92,685	33,766	14,150	—	—	—	140,601	139,167
Corporate Exposures	6,821	54,997	428,166	305,592	114,530	—	910,106	893,868
Total	$297,015	$1,016,163	$718,378	$370,468	$118,844	$7,466	$2,528,334	$2,489,813

The following table sets forth our U.S. Treasury Bonds, Agency Bonds and Foreign Government Bonds, as well as our State, Municipality and Political Subdivision bond holdings by type:

	As of September 30, 2017
amounts in thousands	Fair Value	Amortized Cost
U.S. Treasury Bonds, Agency Bonds and Foreign Government Bonds:
U.S. Treasury Bonds	$51,612	$50,792
Agency Bonds	88,075	87,536
Foreign Government Bonds	130,164	123,961
Total U.S. Treasury Bonds, Agency Bonds and Foreign Government Bonds	$269,851	$262,289

States, Municipalities and Political Subdivisions:
General Obligation	$171,690	$167,516
Prerefunded	28,053	26,896
Revenue	364,365	351,485
Taxable	120,684	119,733
Total States, Municipalities and Political Subdivisions	$684,792	$665,630

As of September 30, 2017, we own $49.3 million of municipal securities, which are credit enhanced by various financial guarantors that have an average underlying credit rating of A+.

The following table sets forth our Agency Mortgage-Backed Securities (“AMBS”) issued by the Government National Mortgage Association (“GNMA”), Federal National Mortgage Association (“FNMA”) and Federal Home Loan Mortgage Corporation (“FHLMC”) and the quality category (Prime, Alternative A-paper (“Alt-A”), Non-U.S. RMBS and Other Non-Agency) for Residential Mortgage-Backed Securities (“RMBS”) as of September 30, 2017:

	As of September 30, 2017
amounts in thousands	Fair Value	Amortized Cost
AMBS:
GNMA	$45,698	$44,866
FNMA	268,683	270,210
FHLMC	112,060	112,298
Total Agency Mortgage-Backed Securities	$426,441	$427,374

RMBS:
Prime	$23,204	$22,754
Alt-A	944	860
Other Non-Agency	10,600	10,591
Total Residential Mortgage-Backed Securities	$34,748	$34,205

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

Prime collateral consists of mortgages or other collateral from the most creditworthy borrowers. Alt-A collateral consists of mortgages or other collateral from borrowers, which have a risk potential greater than Prime but less than subprime. The subprime collateral consists of mortgages or other collateral from borrowers with low credit ratings. We have no exposure to subprime RMBS at September 30, 2017. Prime, subprime and Alt-A categories are as defined by S&P.

Details of the collateral of our Asset-Backed Securities portfolio as of September 30, 2017 are presented below:

	As of September 30, 2017
amounts in thousands	Fair Value	Amortized Cost
Auto Loans	$29,910	$29,808
Single Family Rentals	$33,191	$32,751
Consumer Loans	47,555	47,490
Credit Cards	23,330	23,265
Collateralized Loan Obligations	112,481	112,237
Time Share	35,451	35,665
Miscellaneous	49,728	48,353
Total Asset-Backed Securities	$331,646	$329,569

Details of our Corporate Exposures portfolio as of September 30, 2017 are presented below:

	As of September 30, 2017
amounts in thousands	Fair Value	Amortized Cost
Corporate Exposures:
Corporate Bonds	$730,032	$721,125
Hybrid Bonds	152,311	146,438
Redeemable Preferred Stocks	27,763	26,305
Total Corporate Exposures	$910,106	$893,868

We hold non-sovereign securities where the issuer is located in the Euro Area, an economic and monetary union of certain member states within the European Union, that have adopted the Euro as their common currency. As of September 30, 2017, the fair value of such securities was $102.4 million, with an amortized cost of $101.9 million, representing 3.2% of our total Fixed Maturities and equity portfolio. Our largest exposure is in The Netherlands with a total of $36.7 million followed by France with a total of $31.6 million.  We have no direct exposure to Greece, Portugal, Italy or Spain within the Euro Area as of September 30, 2017.

The following table summarizes the gross unrealized investment losses as of September 30, 2017 by length of time where the fair value was less than 80% of amortized cost:

	As of September 30, 2017
	Fixed	Equity
amounts in thousands	Maturities	Securities	Total
Less than twelve months	$—	$41	$41
Twelve months or longer	—	—	—
Total	$—	$41	$41

Our Company had two credit related OTTI losses of $1.0 million in the equity portfolio during the three months ended September 30, 2017. Our Company had four credit related OTTI losses totaling $2.1 million in the equity portfolio during the nine months ended September 30, 2017. Our Company had no credit related OTTI losses during the three months ended September 30, 2016 and one credit related OTTI loss of $0.2 million in the Fixed Maturities portfolio for the nine months ended September 30, 2016.

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

Reserves for Losses and LAE for Loss Events

Our Company monitors the development of paid and reported claims activities in relation to the estimate of ultimate losses established for loss events. Actual losses from such loss events may differ materially from the estimated losses generally due to the receipt of additional information from insureds or brokers, inflation in repair cost due to limited availability of labor and materials or the attribution of losses to coverages, which our Company assumed we would not have exposure to.

Hurricanes Harvey, Irma and Maria

Hurricanes Harvey, Irma and Maria occurred in the third quarter and generated substantial losses within our underwriting segments. The following table sets forth our gross and net losses and LAE reserves, incurred losses and LAE, and payments as of September 30, 2017:

	Three and Nine Months Ended September 30, 2017
amounts in thousands	Harvey	Irma	Maria
Gross of Reinsurance
Beginning Gross Reserves	$—	$—	$—
Plus: Incurred Losses & LAE	42,274	66,126	57,456
Less: Calendar Year Payments	168	1,474	—
Less: Foreign Currency Exchange Impact	—	—	—
Ending Gross Reserves	$42,106	$64,652	$57,456

Gross Case Loss Reserves	$7,765	$1,337	$1
Gross IBNR Loss Reserves	34,341	63,315	57,455
Ending Gross Reserves	$42,106	$64,652	$57,456

Net of Reinsurance
Beginning Net Reserves	$—	$—	$—
Plus: Net Incurred Losses & LAE	17,101	25,805	26,391
Less: Calendar Year Payments	—	1,391	—
Less: Foreign Currency Exchange Impact	—	—	—
Ending Net Reserves	$17,101	$24,414	$26,391

Net Case Loss Reserves	$4,373	$1,290	$1
Net IBNR Loss Reserves	12,728	23,124	26,390
Ending Net Reserves	$17,101	$24,414	$26,391

Our estimated net losses in relation to these events were derived from ground-up analysis of our in-force contracts providing coverage in the affected regions. These analyses include information from brokers or customers and also consider catastrophe modeling analyses, underwriter’s review of certain contracts and industry and/or statistical estimates. Our estimates remain subject to change as additional data becomes available.

The magnitude and complexity of losses arising from these events inherently increases the level of uncertainty as well as management judgment involved in determining our estimated net reserve for loss expenses. As a result, our actual losses from these events may ultimately differ materially from our current estimates.

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

The Navigators Group, Inc.
(Company)

Dated: November 3, 2017	By:	/s/ Ciro M. DeFalco
Ciro M. DeFalco
Executive Vice President and Chief Financial Officer