Form 10-K
period 2017-12-31
NAVIGATORS GROUP INC
filed 2018-02-22
CIK 793547

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check One):

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

The aggregate market value of voting stock held by non-affiliates as of June 30, 2017 was $1,267,312,917 (Last business day of The Company’s most recently completed second fiscal quarter).

The number of common shares outstanding as of January 29, 2018 was 29,531,368 (Last practical business day for the count of shares outstanding).

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s  definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 10, 2018  are incorporated by reference in Part III, Items 10, 11, 12, 13 and 14 of this Form 10‑K.

FORWARD-LOOKING STATEMENTS

Some of the statements in this Annual Report on Form 10-K are “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact included in or incorporated by reference in this Annual Report are forward-looking statements.  Whenever used in this report, the words “estimate,” “expect,” “believe,” “may,” “will,” “intend,” “continue” or similar expressions or their negative are intended to identify such forward-looking statements.  Forward-looking statements are derived from information that we currently have and assumptions that we make. Factors that could cause actual results to differ materially from our forward-looking statements include, but are not limited to, the factors described in Part I, Item 1A, Risk Factors of this report. Due to these known risks, any unknown risks, uncertainties and assumptions, forward-looking statements discussed in this report may not occur and actual results may differ materially, and you are therefore cautioned not to place undue reliance on them. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

PART I

ITEM 1. BUSINESS

Overview

Unless the context requires otherwise, the terms “we,” “us,”  “our,” or “our Company” are used to mean The Navigators Group, Inc., a Delaware holding company established in 1982, and its subsidiaries.  The term “Parent Company” is used to mean The Navigators Group, Inc. without its subsidiaries.

We are an international insurance company with a long-standing area of specialization in Marine insurance. We also offer Property and Casualty (“P&C”) insurance, which consists primarily of general liability coverage and umbrella & excess liability coverage to commercial enterprises through our Primary and Excess Casualty divisions. We have also developed niches in Professional Liability insurance, through our Directors & Officers (“D&O”) and Errors & Omissions (“E&O”) divisions, as well as assumed reinsurance products.

We operate through various wholly-owned insurance and service companies. Our subsidiaries domiciled in the United States (“U.S.”) include two insurance companies, Navigators Insurance Company (“NIC”) and Navigators Specialty Insurance Company (“NSIC”), as well as our U.S. underwriting agency, Navigators Management Company, Inc. (“NMC”). NIC includes a branch in the United Kingdom (“U.K.”). We also have operations domiciled in the U.K., Hong Kong and Europe. Navigators International Insurance Company Ltd. (“NIIC”), Navigators Management (U.K.) Ltd. (“NMUK”) and Navigators Underwriting Ltd. (“NUL”) are domiciled in the U.K. and NUL includes European branches. Navigators Underwriting Agency Ltd. (“NUAL”), a Lloyd’s of London (“Lloyd’s”) underwriting agency, manages and provides the capital, through Navigators Corporate Underwriters Ltd. (“NCUL”), for our Lloyd’s Syndicate 1221 (the “Syndicate”), and is also domiciled in the U.K. We control 100% of the Syndicate’s stamp capacity.

Effective January 1, 2017, we sold our underwriting agency operations in Sweden and Denmark. The transaction represented a 100% disposition of our Sweden and Denmark corporations, NUAL AB and Navigators A/S, respectively. This transaction did not materially impact our results of operation, financial condition or liquidity.

During the first quarter of 2017, our new U.K. based insurance company, NIIC, which is a wholly-owned direct subsidiary of our Parent Company, began writing business.

On December 18, 2017, we entered into a share purchase agreement for the purchase of all of the shares of Assurances Continentales – Continentale Verzekeringen NV (“ASCO”) and Bracht, Deckers & Mackelbert NV (“BDM”). ASCO and BDM are both based in Antwerp, Belgium. The proposed acquisition is part of our strategy of expanding our well-established specialty insurance expertise to more brokers and insureds across Europe. As aggregate consideration for the acquisition of ASCO and BDM, we will pay EUR 35 million in cash at the closing of the transaction. The transaction is subject to the satisfaction or waiver of customary closing conditions, including among other things, the receipt of regulatory approval, and is anticipated to close in the first half of 2018.

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

The following table presents Net Premiums Earned by segment:

Years Ended December 31,	2017 Net Premiums	% of	2016 Net Premiums	% of	2015 Net Premiums	% of
amounts in millions	Earned	Total	Earned	Total	Earned	Total
U.S. Insurance	$674	56.8%	$629	57.2%	$556	56.5%
Int'l Insurance	334	28.2%	307	27.9%	260	26.4%
GlobalRe	178	15.0%	164	14.9%	168	17.1%
Total	$1,186	100.0%	$1,100	100.0%	$984	100.0%

Products and Distribution

Our Company distributes insurance related products through international, national, regional and retail insurance brokers. No customer or broker accounted for more than 10% of consolidated gross premiums written. However, within each of our three reporting segments there are premiums written through individual brokers that represent over 10% of gross premiums written for the reporting segment.

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

Other products offered: Fishing Vessels, Transport, War, Hull and Other Marine.

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

Environmental – We underwrite environmental liability coverage in three main sectors: contractors pollution liability for a wide range of general and trade contractors; site pollution liability for environmental exposures associated with real estate ownership, operation and ownership transfer; and integrated casualty which combine general liability and pollution liability for product manufacturers and distributors, as well as professional liability, for environmental consultants.

Auto – We offer liability and physical damage coverage to commercial enterprises primarily within the distribution, construction fleet and limited for hire trucking sectors. This business is distributed through selected wholesalers on a monoline basis and through selected retailers in support of other products.

Other P&C – Products offered in this division include but are not limited to: Property, Life Sciences, Surety, Media, Arts & Entertainment and Other P&C which includes run-off lines of business.

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

Offshore Energy – Policies can cover physical damage to fixed and mobile rigs, land rigs and associated equipment and pipelines plus the risks encountered during the drilling and production phases of wells (both onshore and offshore) and any subsequent re-drill required, along with any consequential seepage and pollution from these incidents. We focus on small to very large companies involved in the exploration and production of hydrocarbons in all areas of the world and those investing in windfarms.

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

Political Violence & Terrorism (“PV&T”) – We provide property damage and business interruption coverage for a broad range of assets worldwide. Clients range from large multinational retail and commercial business to single exposed locations. We also offer extended political violence cover, including war on land insurance, for the more emerging market risk where buyers of the product feel they are exposed to the risk of civil unrest, insurrection or civil war.

Other P&C – Products offered in this division include: Life Sciences, Environmental and Other P&C which includes run-off lines of business.

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

P&C – We underwrite quota share, excess of loss and facultative Property and Casualty reinsurance in Latin America and the Caribbean (“LatAm”) as well as global Property reinsurance (“Property Treaty”) to selected insurance companies in the United States, Europe, Africa and Asia.

Specialty Casualty – We underwrite quota share and excess of loss reinsurance covering Professional, Management Liability, Auto and General Liability portfolios focused in the United States.
Agriculture – We underwrite quota share, excess of loss Agriculture reinsurance globally.
Surety – We underwrite quota share, excess of loss Surety reinsurance in Latin America and the Caribbean (“LatAm”)
Other products include: Various Other Reinsurance.

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

Employees

As of December 31, 2017, we had 732 full-time employees of which 555 were located in the United States, 149 in the United Kingdom, 8 in The Netherlands, 6 in Hong Kong, 5 in Italy,  3 in France, 2 in Belgium, 2 in Switzerland, 1 in Singapore and 1 in Spain.

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

The following table presents the development of our loss and LAE reserves for 2007 through 2017. Net reserves for losses and LAE reflects our net reserves at the balance sheet date for each of the indicated years and represents our estimated amount of losses and LAE arising in all prior years that are unpaid at the balance sheet date. Reserves for losses and LAE re-estimated in the table reflect our re-estimated amount of our previously recorded reserves based on experience as of the end of each succeeding year. Our reserve estimates may change as more information becomes known about the frequency and severity of claims for individual years. Our net and gross cumulative redundancy (deficiency) in the table reflects our cumulative amounts developed as of successive years with respect to the aforementioned reserve liability. Our cumulative redundancy (deficiency) represents the aggregate change in the estimates over all prior years.

The table calculates losses and LAE reported and recorded for all prior years starting with the year in which the loss was incurred. For example, assuming that a loss occurred in 2007 but was not reported until 2008, the amount of such loss will appear as a deficiency in both 2007 and 2008. Conditions and trends that have affected development of the liability in the past may not necessarily occur in the future. Accordingly, it may not be appropriate to extrapolate future strengthening or releases based on the table.

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

	Years Ended December 31,
amounts in thousands	2007	2008	2009	2010	2011	2012	2013	2014	2015	2016	2017
Net reserves for losses and LAE	$847,303	$999,871	$1,112,934	$1,142,542	$1,237,234	$1,216,909	$1,222,633	$1,308,136	$1,393,126	$1,510,451	$1,705,380
Reserves for losses and LAE re-estimated as of:
One year later	796,557	990,930	1,099,132	1,144,687	1,191,943	1,215,643	1,166,821	1,243,467	1,364,598	1,544,761
Two years later	776,845	971,048	1,065,382	1,068,344	1,189,651	1,142,545	1,144,854	1,262,367	1,430,261
Three years later	767,600	943,231	1,037,233	1,084,728	1,167,745	1,165,959	1,196,219	1,324,701
Four years later	749,905	925,756	1,027,551	1,072,849	1,193,950	1,196,157	1,249,756
Five years later	745,489	921,597	1,029,215	1,097,862	1,192,188	1,223,661
Six years later	736,776	925,518	1,041,778	1,098,545	1,212,716
Seven years later	737,514	935,511	1,046,653	1,111,350
Eight years later	742,079	943,450	1,060,053
Nine years later	741,590	953,450
Ten years later	749,363

Net cumulative redundancy (deficiency)	$97,940	$46,421	$52,881	$31,192	$24,518	$(6,752)	$(27,123)	$(16,565)	$(37,135)	$(34,310)
Net cumulative paid as of:
One year later	180,459	263,523	314,565	309,063	407,385	365,479	295,527	320,863	412,544	478,979
Two years later	322,892	460,058	517,125	552,881	620,955	550,747	512,709	620,514	739,944
Three years later	441,267	591,226	682,051	695,054	752,315	703,511	736,360	821,045
Four years later	526,226	688,452	773,261	785,046	862,722	856,240	875,895
Five years later	583,434	745,765	828,269	868,850	949,784	938,370
Six years later	620,507	785,211	872,685	930,327	1,002,026
Seven years later	645,951	819,146	920,319	958,261
Eight years later	663,914	855,320	940,984
Nine years later	679,529	871,078
Ten years later	690,401

Gross liability-end of year	1,648,764	1,853,664	1,920,286	1,985,838	2,082,679	2,097,048	2,045,071	2,159,634	2,202,644	2,289,727	2,515,145
Reinsurance recoverable	801,461	853,793	807,352	843,296	845,445	880,139	822,438	851,498	809,518	779,276	809,765
Net liability-end of year	$847,303	$999,871	$1,112,934	$1,142,542	$1,237,234	$1,216,909	$1,222,633	$1,308,136	$1,393,126	$1,510,451	$1,705,380

Gross re-estimated latest	1,490,603	1,731,595	1,795,170	1,876,557	2,035,507	2,052,011	2,060,851	2,124,378	2,213,247	2,308,503
Re-estimated recoverable latest	741,240	778,145	735,117	765,207	822,791	828,350	811,095	799,677	782,986	763,742
Net re-estimated latest	$749,363	$953,450	$1,060,053	$1,111,350	$1,212,716	$1,223,661	$1,249,756	$1,324,701	$1,430,261	$1,544,761

Gross cumulative redundancy (deficiency)	$158,161	$122,069	$125,116	$109,281	$47,172	$45,037	$(15,780)	$35,256	$(10,603)	$(18,776)

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

Our investments supporting our Int’l Insurance business must also comply with the regulations set forth by the PRA in the U.K.  Our investments supporting business at Lloyd’s and NIIC are subject to the direction and control of the Boards of Directors and the Investment Committees of NUAL and NIIC, as well as our Parent Company’s Board of Directors and Finance Committee.

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

The state insurance regulators utilize risk-based capital measurements, developed by the National Association of Insurance Commissioners (“NAIC”), to identify insurance companies that potentially are inadequately capitalized. The NAIC’s risk-based capital model is intended to establish minimum capital thresholds that vary with the size and mix of an insurance company’s business and assets. It is designed to identify companies with capital levels that may require regulatory attention. At December 31, 2017, each of our domestic insurance companies’ total adjusted capital was significantly in excess of the authorized control level risk-based capital.

The NAIC has developed a set of financial relationships or tests known as the Insurance Regulatory Information System (“IRIS”) to assist state regulators in monitoring the financial condition of U.S. insurance companies and identifying companies that require special attention or action by insurance regulatory authorities. Generally, regulators will begin to investigate or monitor an insurance company if its IRIS ratios fall outside usual ranges for four or more of the ratios. If an insurance company has insufficient capital, regulators may act to reduce the amount of insurance it can issue. Based on our most recent statutory filings (calculated as of December 31, 2017), none of our U.S. insurance companies are subject to regulatory scrutiny based on these ratios.

In 2012, the NAIC adopted the Risk Management and Own Risk and Solvency Assessment (“ORSA”) Model Act, which, following enactment at the state level became effective in 2015. ORSA requires U.S. insurance companies and their groups to regularly, but no less than annually: 1) conduct an assessment of the adequacy of its risk management framework and current and estimated future solvency position, 2) internally document the process and results of such assessment and 3) provide a confidential, high level summary of such assessment to certain state regulatory authorities. This year we filed our ORSA report with the New York State Department of Financial Services on December 1, 2017, and we believe we have a robust Enterprise Risk Management framework in place that is effective in meeting the ORSA requirements.

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

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act makes broad and complex changes to the U.S. tax code and contains various provisions that will affect corporations, including a reduction of the U.S. federal corporate tax rate from a 35% maximum rate to a 21% flat rate, changes to net operating loss carryback and carryforward rules and changes to U.S. taxation of foreign profits. See the risk factor Changes in tax laws could increase our corporate taxes, reduce our deferred tax assets or affect pricing of some of our products in Item 1A – Risk Factors for additional information regarding the impact of the Tax Act.

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

The Council of Lloyd’s has wide discretionary powers to regulate members’ underwriting at Lloyd’s.  It may, for instance, change the basis on which syndicate expenses are allocated or vary the required amount of capital to be held by a corporate member of Lloyd’s in support of its business (“Funds at Lloyd’s”) or the investment criteria applicable to the provision of Funds at Lloyd’s.  Exercising any of these powers might affect the return on an investment of the corporate member in a given underwriting year (“UWY”).  Further, it should be noted that the annual business plans of a syndicate are subject to the review and approval of the Lloyd’s Franchise Board.  The Lloyd’s Franchise Board is responsible for setting risk management and profitability targets for the Lloyd’s market and operates a business planning and monitoring process for all syndicates.

The U.K. branch, NIIC and the Syndicate are required to meet the requirements of the European Union’s (“the E.U.”) financial services regulatory regime known as “Solvency II,” which is built on a risk-based approach to setting capital requirements for insurers. Solvency II established a revised set of the E.U.-wide capital requirements and risk management standards, which became effective on January 1, 2016, with certain aspects of Solvency II concerning compliance with supervisory reporting and disclosure requirements effective in 2017.  Over the last few years, our Company has undertaken a significant amount of work to ensure that it meets the requirements of Solvency II for all of its affected entities, and will continue its efforts to ensure that it meets such requirements.

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

Our Company insures risk around the world and deterioration in the U.S. and global financial markets could have a material adverse effect on our results of operations and financial condition.

In the past years, the U.S. and global financial markets experienced severe disruption and significant volatility. Although our Company continues to monitor market conditions, we cannot predict future market conditions or their impact on our operations, investment portfolio, or stock price. Depending on market conditions, our Company could incur future realized and unrealized losses, which could have a material adverse effect on our results of operations and the financial condition of our Company. Volatile economic conditions also could have an adverse impact on the availability and cost of credit resources generally, which could negatively affect the ability to obtain letters of credit utilized by us to support business written through Lloyd’s.

In addition, financial market volatility or an economic downturn could have a material adverse effect on our insureds, agents, claimants, reinsurers, vendors and competitors. The U.S., European and other foreign governments, including their central banks, may take or have taken measures in response to a variety of economic environments including but not limited to financial market volatility, slow economic growth, or actual or expected inflation, which may impact certain insurance carriers. The U.S., European and other foreign governments may continue to implement monetary and fiscal policies that could affect the insurance industry and its competitive landscape.

The withdrawal of the U.K. from the E.U. could have a material adverse effect on our business, business opportunities, results of operations, financial condition and cash flows.

Following the referendum vote that took place in June 2016 in favor of leaving the European Union and the U.K. government triggering the relevant withdrawal provision of the E.U. Treaty, formal negotiations on the terms of the U.K.’s withdrawal from the E.U. have commenced. We have significant international operations in the U.K., as well as offices in the E.U. Our operations in the U.K. are able to conduct business throughout the E.U. as a result of the U.K.’s membership in the E.U.  Continuing access to the E.U. market will depend on general trade and services agreements made by the U.K. with the E.U. either during a transitional period or permanently or on specific arrangements made by our U.K. entities and Lloyd’s itself to retain access to the E.U. market. The consequence of making such specific arrangements may include an increase in our cost of doing business.  In addition, the overall U.K. withdrawal could, among other outcomes, cause significant volatility in global stock markets, currency exchange rate fluctuations and asset valuations, and disrupt the U.K. market and the E.U. markets in which we operate, by increasing restrictions on the trade and free movement of goods, services and people between the U.K. and the E.U.  The withdrawal could also lead to legal uncertainty and potentially divergent national laws and regulations as the U.K. determines which E.U. laws to replace or replicate. The consequences of a withdrawal in the long term are unknown and not quantifiable at this time. However, given the lack of comparable precedent, any of these effects of a withdrawal, among others, could materially adversely affect our business, business opportunities, results of operations, financial condition and cash flows.

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

A number of our Company’s planned business initiatives involve expanding existing products in targeted international markets. To develop new markets, our Company may need to make substantial capital and operating expenditures, which may negatively impact our results in the near term. In addition, the demand in new markets may not meet our Company’s expectations. This, in turn, could lead to losses in excess of expectations. Moreover, to the extent our Company is able to expand in new international markets, our Company may be exposed to certain additional risks including but not limited to:

•	Political and economic instability;
•	Burdens of complying with additional foreign laws and regulations;
•	Difficulties in staffing and managing foreign operations;
•	Differing employment practices and laws and labor disruptions;
•	The imposition of government controls, including currency restrictions;

•	A legal system subject to undue influence or corruption; and
•	A business culture in which illegal sales practices may be prevalent.

The occurrence of any of these risks could negatively affect our Company’s international business and consequently our financial position and results of operations.

Our Company may invest in new insurance ventures or acquisitions that may not be successful and presents risks not originally contemplated.

Our Company has invested, and in the future may invest, in new insurance ventures or acquisitions. We cannot assure you that we will be able to identify suitable insurance ventures or acquisition targets, that such transactions will be financed and completed on acceptable terms or that our future insurance ventures or acquisitions will be successful. Even if we do find suitable targets, such endeavors may involve significant risks and uncertainties, including:

•	Receipt of necessary consents, clearances and approvals to complete any new venture or acquisition;
•	Distraction of management from current operations and objectives;
•	Inability to realize the full extent of the benefits or cost savings that we expect to realize as a result of the completion of a new venture or acquisition;
•	Failure to properly conform and integrate financial reporting, standards, controls, procedures and policies, business cultures and compensation structures;
•	Greater than expected liabilities and expenses;
•	Failure to motivate, recruit and retain key employees; and
•	Unidentified issues not discovered in our Company’s due diligence.

Catastrophe losses could materially reduce our profitability.

Our Company is exposed to claims arising out of catastrophes, particularly in our U.S. and Int’l Marine operating segments, our Energy and Engineering division within our Int’l P&C operating segment, our U.S. Property insurance division within our U.S. P&C operating segment, and our GlobalRe reporting segment.  Catastrophes can be caused by various natural events, including, but not limited to, hurricanes, windstorms, earthquakes, tornadoes, floods, hail, severe winter weather and fires.  Catastrophes can also be man-made, such as war, explosions or terrorism, or caused by severe disasters such as an oil rig explosion.  In addition, changing climate conditions could result in an increase in the frequency or severity of natural catastrophes, which could increase exposure to such losses. The incidence and severity of catastrophes are inherently unpredictable.  However, we utilize third party modeling tools to assist us in analyzing the potential occurrence and severity of losses from certain catastrophic events. The loss estimates developed by these tools may contain flaws or faulty assumptions or assume various conditions and probability scenarios which may not be known to us or are not within our control.  As a result, the models that we use to manage our exposure to catastrophes may not accurately predict future losses, and we could incur losses that exceed those estimates or are not covered by our reinsurance program, which could have a material adverse effect on the financial condition of our Company and reduce our profitability.

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

In addition to loss reserves discussed above, our consolidated financial statements contain accounting estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures.  On an ongoing basis, our Company evaluates our estimates based on historical experience and other assumptions that our Company believes to be reasonable.  Any significant change in our estimates could adversely affect our results of operations and/or financial condition. Our accounting estimates that are viewed by our management as critical are those in connection with reserves for losses and LAE, reinsurance recoverables, written and unearned premiums, the recoverability of deferred tax assets, impairment of invested assets, and the valuation of invested assets.

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

Although our investment policy guidelines emphasize total investment return in the context of preserving and enhancing stockholder value and statutory surplus of the insurance subsidiaries, our investments are subject to market-wide risks and fluctuations, as well as to risks inherent in particular types of securities.  Due to these risks, our Company may not be able to realize our investment objectives.  In addition, our Company may be forced to liquidate investments at times and at prices that are not optimal, which could have an adverse effect on our results of operations.  Investment losses could significantly decrease our asset base, thereby adversely affecting our ability to conduct business and pay claims.

Increases in interest rates may cause our Company to experience losses.

Because of the unpredictable nature of losses that may arise under insurance policies, our Company may require substantial liquidity at any time. While our principal source of liquidity is cash from our operations, if there are insufficient funds from operations to meet our liquidity needs, we may rely on selling instruments in our investment portfolio. The investment portfolio consists largely of Fixed Maturities and is an additional source of liquidity for our Company.  The market value of the Fixed Maturities is subject to fluctuation depending on changes in prevailing interest rates and various other factors.  Our Company does not hedge the investment portfolio against interest rate risk.  Increases in interest rates during periods when our Company must sell Fixed Maturities securities to satisfy liquidity needs may result in substantial realized investment losses.

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

Our exposure to interest rate risk relates primarily to the market price and cash flow variability of our invested assets associated with changes in interest rates.  Our investment portfolio contains interest rate sensitive instruments, such as Fixed Maturities and certain preferred stock classified as equity for financial reporting purposes, which may be adversely affected by changes in interest rates from governmental monetary policies, domestic and international economic and political conditions and other factors beyond the control of our Company.  A rise in interest rates would reduce the fair value of our investment portfolio.  It would also provide us the opportunity to earn higher rates of return on funds reinvested.  Conversely, a decline in interest rates would increase the fair value of our investment portfolio.  Our Company would then presumably earn lower rates of return on assets reinvested.  Our Company may be forced to liquidate investments prior to maturity at a loss in order to cover liabilities.  Although our Company takes measures to manage the economic risks of investing in a changing interest rate environment, we may not be able to mitigate the interest rate risk of our assets relative to our liabilities.

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

The functional currency of our Company’s principal insurance and reinsurance subsidiaries is the U.S. dollar. Exchange rate fluctuations relative to the functional currency may materially impact our financial position, as our Company conducts business in currencies other than the U.S. dollar.  The principal currencies creating foreign currency exchange risk for our portfolio are the GBP and CAD. In addition, locally-required capital levels are invested in local currencies in order to satisfy regulatory requirements and to support local insurance operations regardless of currency fluctuations.

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

Ratings are a critical factor in establishing the competitive position of insurance companies.  NIC, NSIC and NIIC are rated by A.M. Best and S&P. A.M. Best’s and S&P’s ratings reflect their opinions of an insurance company’s financial strength, operating performance, strategic position and ability to meet our obligations to policyholders, and are not evaluations directed to investors.  The ratings are subject to periodic review by A.M. Best and S&P.  Because these ratings have become an increasingly important factor in establishing the competitive position of insurance companies, if these ratings are reduced, our competitive position in the industry, and therefore the business, could be adversely affected in a material manner.  A significant downgrade could result in a substantial loss of business as policyholders might move to other companies with higher ratings. In addition, a significant downgrade could subject our Company to higher borrowing costs and our ability to access the capital markets could be negatively impacted. If our Company were to be downgraded below an “A-”, we would be required to provide additional collateral under the letter of credit facility with ING Bank, N.V., London Branch, as Administrative Agent and Letter of Credit Agent. Further, a downgrade below BBB- by S&P would subject our Company to higher interest rates payable on the 5.75% Senior Notes due October 15, 2023.  Refer to Note 7, Debt, in the Notes to Consolidated Financial Statements for additional information regarding such credit facility and 5.75% Senior Notes due October 15, 2023, respectively.

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

Policies issued before 1993 have been reinsured by Equitas Insurance Limited (“Equitas”), an independent insurance company authorized by the Financial Services Authority, the predecessor to the PRA and the FCA. However, if Equitas were to fail or otherwise be unable to meet all of its obligations, Lloyd’s may take the view that it is appropriate to apply the Lloyd’s Central Fund to discharge those liabilities. In that case, the Council of Lloyd’s may resolve to impose a special or additional levy on the existing members, including Lloyd’s corporate members, to satisfy those liabilities.

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

In addition, as a result of the 2016 U.S. presidential election, a number of new legislative and fiscal initiatives have already been introduced, such as the Tax Act, and may be introduced in the future. Any of those initiatives could cause changes in U.S. social, political, regulatory and economic conditions or in laws and policies governing foreign trade, development and investment in the countries where our Company currently operates, which could adversely affect our business and our financial conditions or results of operations.

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

Changes in tax laws could increase our corporate taxes, reduce our deferred tax assets or affect pricing of some of our products.

We are subject to U.S. federal and various state and foreign jurisdiction taxes. Our provision for income taxes, our recorded tax liabilities and our net deferred tax assets, including any valuation allowances, are recorded based on estimates. These estimates require us to make significant judgments regarding a number of factors, including, among others, the applicability of various federal and state laws, our interpretation of tax laws and the interpretations given to those tax laws by taxing authorities and courts, the timing of future income and deductions, and our expected levels and sources of future taxable income. Additionally, from time to time there are changes to tax laws and interpretations of tax laws that could cause us to revise our estimates of the amount of tax benefits or deductions expected to be available to us in future periods. In such circumstances, any revisions to our prior estimates would be reflected in the period changed and could have a material and adverse effect on our effective tax rate, financial position, results of operations and cash flows.

In addition, the Tax Act includes a number of provisions, including the lowering of the U.S. corporate tax rate from 35 percent to 21 percent, effective January 1, 2018. The Tax Act has impacted and is expected to continue to impact our Company’s operating results, cash flows, and financial condition.  The effect of the international provisions of the Tax Act, which generally establishes a territorial-style system for taxing foreign-source income of domestic multinational corporations, is uncertain. As a result of the Tax Act, our Company has reflected in our financial statements the estimated impact for one-time adjustments for the re-measurement of deferred tax assets (liabilities), future discounting for loss reserves and the deemed repatriation tax on unremitted foreign earnings and profits. In accordance with the SEC’s Staff Accounting Bulletin No. 118 (“SAB 118”), provisional amounts for certain income tax effects of the Tax Act were estimated.  Additional tax effects or adjustments may be needed in subsequent periods upon obtaining, preparing, or analyzing additional information about facts and circumstances that existed as of the date the Tax Act was signed into law. These additional tax effects or adjustments could materially impact our results of operations and financial condition.

The E.U. Directive on Solvency II may affect how our Company manages our business, subject our Company to higher capital requirements and cause us to incur additional costs to conduct our business in the E.U. (including the U.K.).

An E.U. directive covering the capital adequacy, risk management and regulatory reporting for insurers, known as Solvency II, was adopted by the European Parliament in April 2009 and became effective on January 1, 2016.  Solvency II has introduced a new system of regulation for insurers operating in the E.U. (including the United Kingdom) and presented a number of risks to us.  Over the last few years, our Company has undertaken a significant amount of work to ensure that it meets the requirements for all of the affected entities. There is a risk that if the Solvency II requirements are not met and maintained on an on-going basis, the regulator may increase the capital requirements for our subsidiaries and branch operations that are subject to Solvency II. These new regulations have the potential to adversely affect their profitability and restrict their ability to carry on business as currently conducted.

The effects of emerging claim and coverage issues on our business are uncertain.

As industry practices and legislative, regulatory, judicial, social, financial, and other environmental conditions change, unexpected and unintended issues related to claims and coverage may emerge. These issues may adversely affect the business by either extending coverage beyond the underwriting intent or by increasing the frequency and severity of claims. In some instances, these changes may not become apparent until after our Company has issued insurance or reinsurance contracts that are impacted. As a result, the full extent of liability under the insurance or reinsurance contracts may not be known for many years after a contract is issued.

Compliance with the legal and regulatory requirements to which we are subject is evolving and unpredictable.  In addition, compliance with new sanctions and embargo laws could have a material adverse effect on our business.

All of our business written is required to comply with a wide variety of laws and regulations, including economic sanctions and embargo laws and regulations, applicable to insurance or reinsurance companies, both in the jurisdictions in which the business is organized and where the business sells their insurance and reinsurance products, and that implicate the conduct of insureds. The insurance industry, in particular as it relates to international insurance and reinsurance companies, has become subject to increased scrutiny in many jurisdictions, including the United States, various states within the U.S., the E.U., and various countries within the E.U., and the U.K.

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

The market price of our Parent Company common stock may be volatile.

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

If our Company experiences difficulties with the efficient functioning of information technology, telecommunications and other business systems, our ability to conduct our business might be adversely affected.

Our Company relies heavily on the successful, uninterrupted functioning of our information technology (“IT”), telecommunications and other business systems. Our business and continued expansion is highly dependent upon the ability to perform, in an efficient and uninterrupted fashion, necessary business functions, such as pricing, quoting and processing policies, paying claims, performing actuarial and other modeling functions. Although we have an information technology continuity plan in place to ensure the continuation of essential business operations in the event of a failure of such systems due to security breaches, network failures, or sustained or repeated loss of electricity and while we continue to test and assess our continuity plan, there is no guarantee that essential business operations could be performed upon the occurrence of any such event. A failure of our IT, telecommunication or other business systems or the termination of third-party software licenses our Company relies on in order to maintain such systems could materially impact our ability to write and process business, provide customer service, pay claims in a timely manner or perform other necessary actuarial, legal, financial and other business functions. As a result, our Company could experience financial losses and the ability of our Company to conduct business might be adversely affected.

Our Company is dependent upon the security of our information technology systems as well as those of our third party service providers, and a breach of the security of such systems could result in an impairment of our ability to conduct business effectively.

Our Company retains confidential and proprietary information on our IT systems and relies on sophisticated technologies to maintain the security of that information. In addition, we outsource certain business functions to third parties, which may expose us to enhanced risk related to data security. While, to date, our Company has not experienced, nor has any third party service provider notified us of, a material breach of cybersecurity, any administrative and technical controls and other preventive actions we take or require such service providers to take to reduce the risk of cyber-incidents and protect such systems may be insufficient to prevent physical and electronic break-ins, cyber-attacks or other security breaches. The failure to maintain the security, confidentiality or privacy of sensitive data could harm our Company’s reputation, subject us to legal claims, lead to a loss of customers and revenues and otherwise adversely affect our business and financial results. While our Company maintains cyber liability insurance that provides both third-party liability and first party liability coverages, our insurance may not be sufficient to protect us against all losses.

Our business operations may be affected by natural and man-made catastrophes, disasters, severe events, pandemics and crises which could result in an impairment of our ability to conduct business effectively and have a material financial impact on our financial condition.

Severe events could disrupt business operations, including depleting our Company’s workforce.  Our Company has a business continuity plan in place to mitigate the impacts from disruptive events and to be ready to restore operations if such an event were to occur. Our business continuity plan is designed to meet the needs of our policyholders, shareholders, business partners, and other constituents, and to assist other insurers in meeting their policyholder needs if requested should such an event occur.  While we continue to test and assess our business continuity plan to ensure it addresses multiple business interruption events, there is no guarantee that essential business operations could be performed upon the occurrence of any such an event. As a result, our Company could experience financial losses and the ability of our Company to conduct business might be adversely affected.

Our Company could be materially adversely affected if third parties we utilize to support our business do not comply with underwriting and claims guidelines, procedures and protocols provided by us or expose us to additional underwriting and credit risk.

Our Company utilizes third parties, including brokers, managing general agents and third party administrators, to produce or service a portion of our business. In these arrangements, we may authorize these third parties to write business, settle claims and/or collect premium on our behalf, subject to underwriting guidelines, claims handling procedures, and other contractual restrictions and obligations provided by us. Although we monitor these arrangements on an ongoing basis, these third parties could contravene such guidelines, procedures, restrictions or obligations. As a result, our Company could be exposed to potential liabilities related to policies that exceed or expand on our underwriting intention, claims practices that do not comply with our prescribed policies and procedures or operational deficiencies or misconduct with respect to the collection and handling of premium. In addition, our use of independent agents and brokers exposes our Company to additional credit risk. When policyholders purchase insurance policies from us through these agents and brokers, the premiums are often first received by them, who then pay the premiums to our Company. In many jurisdictions, the premiums are deemed paid to our Company whether or not we receive them. Although we perform due diligence on these third parties prior to our engagement of them and have implemented oversight protocols to monitor these third party arrangements, we cannot guarantee that these control mechanisms will be sufficient to mitigate all of these exposures, and consequently, our results of operations and financial condition could be materially adversely affected.

ITEM 1B. UNRESOLVED STAFF COMMENTS

We have no outstanding, unresolved comments that were received from the SEC staff 180 days or more before the end of our fiscal year at December 31, 2017.

ITEM 2. PROPERTIES

Our executive and administrative office is located at 400 Atlantic Street, Stamford, CT.  The lease for this space expires in October 2023.  Additionally, we operate in various locations with non-cancelable operating leases including:

•	U.S.
•	Alpharetta, GA,
•	Boston, MA,
•	Chicago, IL,
•	Coral Gables, FL,
•	Danbury, CT,
•	Ellicott City, MD,
•	Farmington, CT,
•	Houston, TX,
•	Irvine, CA,
•	Iselin, NJ,
•	Jericho, NY (1),
•	Los Angeles, CA,
•	Minneapolis, MN,
•	New York City, NY,
•	Philadelphia, PA,
•	Pittsburgh, PA,
•	San Francisco, CA,
•	Schaumburg, IL,

•	Seattle, WA,
•	Stamford, CT and
•	Tampa, FL.
•	International
•	Antwerp, Belgium,
•	Hong Kong,
•	London, England,
•	Madrid, Spain,
•	Milan, Italy,
•	Paris, France,
•	Rotterdam, The Netherlands and
•	Zurich, Switzerland.

(1) - Office lease is in force at December 31, 2017, however, service operations will not commence until 2018.

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

The following table reflects the high, low and closing trade prices, as well as dividends declared each quarter for the four quarters of 2017 and 2016 with retroactive effect of the stock split:

	2017				2016
	High	Low	Close	Dividends Declared	High	Low	Close	Dividends Declared
First Quarter	$58.73	$52.27	$54.12	$0.045	$43.81	$39.78	$41.94	$—
Second Quarter	54.88	50.18	54.78	0.06	47.46	40.54	45.99	0.045
Third Quarter	58.78	53.49	58.28	0.06	48.82	43.99	48.46	0.045
Fourth Quarter	60.13	46.35	48.70	0.06	59.10	45.83	58.88	0.045

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

Information provided to our Company by the transfer agent and proxy solicitor indicates that there are approximately 95 holders of record as of January 30, 2018 and 6,607 beneficial holders of our Common Stock, as of February 2, 2018.

Five Year Stock Performance Graph

The Five Year Stock Performance Graph and related Cumulative Indexed Returns table, as presented below, reflects the cumulative return on our Company’s common stock, the Standard & Poor’s 500 Index (“S&P 500 Index”) and the S&P Property and Casualty Insurance Index (the “Insurance Index”) assuming an original investment in each of $100 on December 31, 2012 (the “Base Period”) and reinvestment of dividends to the extent declared.  Cumulative returns for each year subsequent to 2012 are measured as a change from this Base Period.

The comparison of five year cumulative returns among our Company, the companies listed in the S&P 500 Index and the Insurance Index are as follows:

	Cumulative Indexed Returns
	Years Ended December 31,
	Base Period
Company / Index	2012	2013	2014	2015	2016	2017
The Navigators Group, Inc.	100.00	123.67	143.61	167.99	231.09	192.04
S&P 500 Index	100.00	132.04	149.89	151.94	169.82	206.49
Insurance Index	100.00	138.13	159.42	174.29	201.30	245.90

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

	Years Ended December 31,
in thousands, except per share amounts	2017	2016	2015	2014	2013
Operating information:
Gross Written Premiums	$1,713,265	$1,568,911	$1,453,502	$1,432,353	$1,370,517
Revenues:
Net Earned Premiums	$1,186,420	$1,100,345	$984,087	$935,895	$841,939
Net Investment Income	89,293	79,451	68,718	64,168	56,251
Net Other-Than-Temporary Impairment Losses Recognized in Earnings	(2,064)	(150)	(1,698)	—	(2,393)
Net Realized Gains (Losses)	45,073	9,186	8,373	12,812	22,939
Other Income (Loss)	(4,243)	8,701	(491)	10,656	(1,172)
Total Revenues	$1,314,479	$1,197,533	$1,058,989	$1,023,531	$917,564
Expenses:
Net Losses and Loss Adjustment Expenses	$806,265	$665,448	$572,598	$545,229	$518,961
Commission Expenses	184,731	165,045	129,977	125,528	113,494
Other Operating Expenses	233,230	234,096	223,516	196,825	164,434
Call Premium on Senior Notes	—	—	—	—	17,895
Interest Expense	15,447	15,435	15,424	15,413	10,507
Total Expenses	$1,239,673	$1,080,024	$941,515	$882,995	$825,291
Income Before Income Taxes	74,806	117,509	117,474	140,536	92,273
Income Tax Expense	34,312	34,783	36,417	45,207	28,807
Net Income	$40,494	$82,726	$81,057	$95,329	$63,466
Net Income per Share:
Basic	$1.38	$2.85	$2.82	$3.34	$2.25
Diluted	$1.35	$2.75	$2.73	$3.25	$2.21
Cash Dividends Declared per Common Share	$0.225	$0.135	$—	$—	$—
Average Common Shares Outstanding:
Basic	29,441	29,074	28,785	28,520	28,268
Diluted	30,071	30,032	29,651	29,293	28,691
Combined Loss and Expense Ratio (1):
Loss Ratio	68.0%	60.5%	58.2%	58.3%	61.6%
Expense Ratio	35.2%	36.2%	35.9%	34.3%	33.2%
Total	103.2%	96.7%	94.1%	92.6%	94.8%

Balance Sheet information:
Total Investments	$3,421,883	$3,130,523	$2,937,226	$2,729,735	$2,488,077
Total Assets	5,224,622	4,814,037	4,584,012	4,476,185	4,169,452
Gross Losses and LAE Reserves	2,515,145	2,289,727	2,202,644	2,159,634	2,045,071
Net Losses and LAE Reserves	1,705,380	1,510,451	1,393,126	1,308,136	1,222,633
Senior Notes	263,885	263,728	263,580	263,440	263,308
Stockholders' Equity	1,225,965	1,178,188	1,096,148	1,027,224	902,212
Common Shares Outstanding	29,507	29,124	28,862	28,563	28,397
Book Value per Share (2)	$41.55	$40.45	$37.98	$35.96	$31.77

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

The following is a list of GAAP and non-GAAP measures found throughout this report with their definitions, relationships to GAAP measures and explanations of their importance to our operations:

Book Value and Book Value Per Share

Book value is equivalent to Stockholders’ Equity and Book Value per Share is calculated by dividing Stockholders’ Equity by the number of outstanding shares at the end of the period being presented.

Net Loss and LAE Reserves

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

Combined Ratio

The Combined Ratio is a common insurance industry measure of profitability for any underwriting operation and is calculated in three components. First, the Loss Ratio is represented by Net Losses and LAE divided by Net Earned Premiums. The second component is the Commission Expense Ratio, which is Commission Expenses divided by Net Earned Premiums. The third component is the Other Operating Expense Ratio, which reflects the sum of Other Operating Expenses and Other Underwriting Income (Expense), divided by Net Earned Premiums. All items included in these components of the Combined Ratio are presented in our GAAP Consolidated Financial Statements. The sum of the Loss Ratio, Commission Expense and Other Operating Expense Ratio is the Combined Ratio. The difference between the Combined Ratio and 100% reflects the rate of Underwriting Profit (Loss). For example, a Combined Ratio of 85% implies that for every $100 of premium we earn, we record $15 of Underwriting Profit.

Net Operating Earnings

Net Operating Earnings is a “non-GAAP financial measure” as defined in Regulation G. Net Operating Earnings is comprised of Net Income excluding After-Tax Net Realized Gains (Losses), After-Tax Other than Temporary Impairment (“OTTI”) Losses Recognized in Earnings, After-Tax Foreign Exchange Gains (Losses), and the impact of the Tax Act at enactment recognized in our Consolidated Statements of Income. We believe that showing Net Income exclusive of Realized Gains and Losses, Net OTTI Losses Recognized in Earnings, Foreign Exchange Gains and Losses, and the impact of the Tax Act at enactment reflects the underlying fundamentals of our business.

A reconciliation of Net Income (the nearest GAAP financial measure) to Net Operating Earnings can be found in Item 7, Results of Operations. We believe this presentation enhances the understanding of our results of operations by highlighting the underlying profitability of our business and enables investors and other users of our financial information to analyze underlying business performance in a manner similar to management. We also believe this measure follows industry practice and, therefore facilitates comparison of our performance with our peer group.

Underwriting Profit (Loss)

Underwriting Profit (Loss) represents one measure of the pre-tax profitability of our insurance operations and is derived by subtracting the following from Net Earned Premiums: Net Losses and LAE, Commission Expenses, Other Operating Expenses and Other Underwriting Income (Expense). This information is available in total and by segment in the Notes to Consolidated Financial Statements.  The nearest comparable GAAP measure is Income Before Income Taxes which, in addition to Underwriting Profit (Loss), includes Net Investment Income,  OTTI, Net Realized Gains (Losses) on Investments, Interest Expense and Other Income (Loss). While this measure is presented in the footnotes to the Consolidated Financial Statements, it is considered a “non-GAAP financial measure” as defined in Regulation G when presented elsewhere on a consolidated basis.

A reconciliation of total Underwriting Profit (Loss) and its components to Income Before Income Taxes (the nearest GAAP financial measure) can be found in the Notes to the Consolidated Financial Statements and in Item 7, Segment Results. We believe that presentation of Underwriting Profit (Loss) provides investors and other users of our financial information with an enhanced understanding of our results of operations, by highlighting the underlying pre-tax profitability of our underwriting activities.

Adjusted Net Losses and LAE Ratio

The Net Losses and LAE ratio is a major component of our Underwriting Profit (Loss). In order to better understand the impact of this ratio on Underwriting Profit (Loss), we present the impact of reinsurance reinstatement premiums (“RRPs”), development on current AY results and development on prior AY results to arrive at our Adjusted Net Losses and LAE Ratio.

A reconciliation of the Net Losses and LAE Ratio (the nearest GAAP financial measure) to the Adjusted Net Losses and LAE ratio can be found in Item 7, Results of Operations and Segment Results. We believe that presentation of the Adjusted Net Losses and LAE Ratio allows investors and other users of our financial information to more easily analyze our Company’s results of operations and understand our underlying business performance.

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

We are an international insurance company with a long-standing area of specialization in Marine insurance. We also offer P&C insurance, which consists primarily of general liability coverage and umbrella & excess liability coverage to commercial enterprises through our Primary and Excess Casualty divisions. We have also developed niches in Professional Liability insurance, through our D&O and E&O divisions, as well as assumed reinsurance products.

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

Financial Highlights - Selected Indicators

	Years Ended December 31,
amounts in thousands, except per share amounts	2017	2016	2015
Results of Operations Data:
Net Earned Premiums	$1,186,420	$1,100,345	$984,087
Net Investment Income	89,293	79,451	68,718
Underwriting Profit (Loss)	(37,738)	35,892	58,118
Net Income	40,494	82,726	81,057
Net Income per Diluted Share	$1.35	$2.75	$2.73
Net Cash provided by Operating Activities	$265,343	$229,425	$233,646

	As of December 31,
amounts in thousands, except per share amounts	2017	2016
Balance Sheet Data:
Total Assets	$5,224,622	$4,814,037
Total Shareholders' Equity	1,225,965	1,178,188
Book Value per Share	$41.55	$40.45

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

Results of Operations

The following table presents a summary of our consolidated financial results for the years ended December 31, 2017, 2016 and 2015:

	Years Ended December 31,			Percentage Change
				2017 vs.	2016 vs.
amounts in thousands, except per share amounts	2017	2016	2015	2016	2015
Gross Written Premiums	$1,713,265	$1,568,911	$1,453,502	9.2%	7.9%
Ceded Written Premiums	(441,935)	(382,687)	(409,642)	15.5%	(6.6%)
Net Written Premiums	1,271,330	1,186,224	1,043,860	7.2%	13.6%
Net Earned Premiums	$1,186,420	$1,100,345	$984,087	7.8%	11.8%
Net Losses and LAE	(806,265)	(665,448)	(572,598)	21.2%	16.2%
Commission Expenses	(184,731)	(165,045)	(129,977)	11.9%	27.0%
Other Operating Expenses	(233,230)	(234,096)	(223,516)	(0.4%)	4.7%
Other Underwriting Income	68	136	122	(50.0%)	11.2%
Underwriting Profit (Loss)	$(37,738)	$35,892	$58,118	NM	(38.2%)
Net Investment Income	89,293	79,451	68,718	12.4%	15.6%
Net Realized Gains	43,009	9,036	6,675	NM	35.4%
Interest Expense	(15,447)	(15,435)	(15,424)	0.1%	0.1%
Other Income (Loss)	(4,311)	8,565	(613)	NM	NM
Income Before Income Taxes	$74,806	$117,509	$117,474	(36.3%)	0.0%
Income Tax Expense	(34,312)	(34,783)	(36,417)	(1.4%)	(4.5%)
Net Income	$40,494	$82,726	$81,057	(51.1%)	2.1%

Net Income per Basic Share	$1.38	$2.85	$2.82
Net Income per Diluted Share	$1.35	$2.75	$2.73
Effective Tax Rate	45.9%	29.6%	31.0%

Losses and LAE Ratio	68.0%	60.5%	58.2%
Commission Expense Ratio	15.6%	15.0%	13.2%
Other Operating Expense Ratio (1)	19.6%	21.2%	22.7%
Combined Ratio	103.2%	96.7%	94.1%

(1) - Includes Other Operating Expenses and Other Underwriting Income (Expense).

NM - Percentage change not meaningful.

The following table calculates our Net Operating Earnings for the years ended December 31, 2017, 2016 and 2015:

	Years Ended December 31,
	2017			2016			2015			Percentage Change
amounts in thousands, except per share amounts	Pre-Tax	Tax (1)	After-Tax	Pre-Tax	Tax (1)	After-Tax	Pre-Tax	Tax (1)	After-Tax	2017 vs. 2016	2016 vs. 2015
Net Income	$74,806	$(34,312)	$40,494	$117,509	$(34,783)	$82,726	$117,474	$(36,417)	$81,057	(51.1%)	2.1%
Adjustments to Net Income:
Realized Losses (Gains)	(43,009)	15,054	(27,955)	(9,036)	3,163	(5,873)	(6,675)	2,336	(4,339)	NM	35.4%
FX Losses (Gains)	4,213	(1,474)	2,739	(8,626)	3,019	(5,607)	622	(218)	404	NM	NM
Impact of the Tax Act at Enactment (2)	—	19,694	19,694	—	—	—	—	—	—	NM	NM
Net Operating Earnings	$36,010	$(1,038)	$34,972	$99,847	$(28,601)	$71,246	$111,421	$(34,299)	$77,122	(50.9%)	(7.6%)

Average Common Shares Outstanding:
Basic			29,441			29,074			28,785
Diluted			30,071			30,032			29,651

Net Operating Earnings per Common Share:
Basic			$1.19			$2.45			$2.68
Diluted			$1.16			$2.37			$2.60

(1) - Tax impact is estimated by applying the statutory rates of applicable jurisdictions, after consideration of any other relevant factors.

(2) - As a result of the enactment of the Tax Act, we revalued our deferred tax assets as of December 31, 2017 resulting in a reduction in our deferred tax assets of $17.1 million and we also anticipate incurring a one-time payment of approximately $2.6 million due to tax on previously untaxed accumulated and current earnings and profits on certain foreign subsidiaries.

NM - Percentage change not meaningful.

Underwriting Profit (Loss)

2017 versus 2016

Underwriting Loss was $37.7 million for the year ended December 31, 2017, which decreased $73.6 million from the same period in 2016. This was driven by $84.8 million of catastrophe events (“CAT”), which includes $67.5 million due to Hurricanes Irma, Maria and Harvey, $34.3 million of Net Prior Accident Year (“AY”) Reserve Strengthening, and $31.9 million of Additional Net Current AY Reserve Development, as compared to $26.8 million of CAT events, $35.7 million of Additional Net Current AY Reserve Development, and $28.5 million of Net Prior AY Reserve Release, for the same period in 2016.  This was partially offset by increased production across all of our reporting segments, and net reinsurance reinstatement premium (“RRP”) benefit of $2.4 million.

2016 versus 2015

Underwriting profit was $35.9 million for the year ended December 31, 2016, which decreased by $22.2 million from the same period in 2015, driven by $26.8 million of CAT events plus related RRPs of $1.8 million, $35.7 million of Additional Net Current AY Reserve Development due to large loss activity in our Int’l Insurance segment, and an increase in Other Operating Expense as we continued to invest in our European expansion and GlobalRe reporting segment.  These items were partially offset by $28.5 million of Net Prior AY Reserve Release due to favorable loss emergence and increased production.

For additional information on the drivers of Underwriting profit see the U.S. Insurance, Int’l Insurance and GlobalRe reporting segment results sections included herein.

A major component of our Underwriting Profit (Loss) is due to Net Losses and LAE.  The following table presents the impact of Net RRPs and Reserve Releases or (Development / Strengthening) on our Net Losses and LAE Ratio for the years ended December 31, 2017, 2016 and 2015:

	Years Ended December 31,
	2017	2016	2015
Reported Net Losses and LAE Ratio	68.0%	60.5%	58.2%
Net RRPs	0.1%	(0.1%)	(0.0%)
Additional Net Current AY Release/(Development)	(9.9%)	(5.7%)	(4.9%)
Net Prior AY Reserve Release/(Strengthening)	(2.9%)	2.6%	6.6%
Adjusted Net Losses and LAE Ratio	55.3%	57.3%	59.9%

2017 versus 2016

For the year ended December 31, 2017, our Reported Net Losses and LAE Ratio increased 7.5 points as compared to the same period in 2016 primarily driven by:

•

$116.8 million of Additional Net Current AY Reserve Development for the year ended December 31, 2017 primarily attributable to CAT losses of $67.5 million from Hurricanes Harvey, Irma and Maria, $4.2 million from Typhoon Hato, $3.5 million from the Puebla, Mexico Earthquake, and $9.6 million of other CAT events.  In addition, we incurred $31.9 million of additional weather-related losses and large loss events. This compares to $62.5 million of Additional Net Current AY Reserve Development for the same period in 2016, which included CAT losses related to the Alberta Wildfires ($11.7 million), Hurricane Matthew ($7.1 million), Ecuador Earthquake ($3.8 million) and Taiwan Earthquake ($3.3 million), as well as large losses in our Int’l Insurance Marine and P&C operating segments.

•

$34.3 million of Net Prior AY Reserve Strengthening for the year ended December 31, 2017 primarily from our U.S. Professional Liability operating segment, our Int’l Insurance reporting segment and the settlement of a large Accident and Health (“A&H”) claim in our GlobalRe reporting segment. This compares to $28.5 million of Net Prior AY Reserve Releases, primarily in our Int’l Insurance reporting segment due to favorable loss emergence for the same period in 2016.

Partially offsetting the impact of the above items on the Reported Net Losses and LAE Ratio are:

•	Changes in the mix of business and favorable performance within our U.S. P&C operating segment drove the 2.0 point decrease in Adjusted Net Loss and LAE Ratio.
•	A net $2.4 million RRP benefit consisting of $7.5 million assumed, partially offset by $5.1 million ceded, compared to a net $2.0 million expense for the same period in 2016.

2016 versus 2015

For the year ended December 31, 2016, our Reported Net Losses and LAE Ratio increased 2.3 points as compared to the same period in 2015 primarily driven by:

•

$62.5 million of Additional Net Current AY Reserve Development for the year ended December 31, 2016 of which $26.8 million was due to CAT losses, including $11.7 million related to the Alberta Wildfires, $7.1 million due to Hurricane Matthew, $3.8 million due to the Ecuador earthquake and $3.3 million due to the Taiwan earthquake. Additionally, we incurred $35.7 million of non-CAT net current AY development, mostly due to large losses in our Int’l Insurance Marine and Int’l Insurance P&C operating segments. This compares to $48.5 million of Additional Net Current AY Reserve Development for the same period in 2015 primarily related to large loss activity.

•

$28.5 million of Net Prior AY Reserve Releases for the year ended December 31, 2016, due to favorable loss emergence across all reporting segments. This compares to $64.7 million of Net Prior AY Reserve Releases for the same period in 2015, due to favorable loss emergence across all reporting segments.

Partially offsetting the impact of the above items on the Reported Net Losses and LAE Ratio are:

•	Changes in the mix of business drove the 2.6 point decrease in Adjusted Net Loss and LAE Ratio.

Net Investment Income

Our Net Investment Income was derived from the following sources:

	Years Ended December 31,			Percentage Change
				2017 vs.	2016 vs.
amounts in thousands	2017	2016	2015	2016	2015
Fixed Maturities	$76,784	$67,772	$61,572	13.3%	10.1%
Equity Securities	15,108	14,271	9,813	5.9%	45.4%
Short-Term Investments	1,064	727	683	46.4%	6.4%
Total Investment Income	$92,956	$82,770	$72,068	12.3%	14.8%
Investment Expenses	(3,663)	(3,319)	(3,350)	10.4%	(0.9%)
Net Investment Income	$89,293	$79,451	$68,718	12.4%	15.6%

The increase in total Net Investment Income for all years presented as compared to the prior years was primarily due to growth of invested assets coupled with an increase in pretax yields, which was driven in part by an increased allocation to higher yielding preferred stocks. The annualized pre-tax yields, excluding Net Realized Gains and Losses and OTTI losses recognized in earnings, on a consolidated basis were 2.7%, 2.6% and 2.4%, respectively, for the years ended December 31, 2017, 2016 and 2015.

As part of our overall investment strategy, we seek to build a tax efficient investment portfolio by maintaining an allocation to tax exempt municipal bonds. The tax-exempt portion of our investment portfolio was approximately 22.4% and 17.1% of the Fixed Maturities investment portfolio as of December 31, 2017 and 2016, respectively. Additionally, substantially all of our Equity Securities portfolio is invested in tax efficient securities which qualify for the dividends received deduction.  The tax equivalent yields for the years ended December 31, 2017, 2016 and 2015 on a consolidated basis were 3.1%, 2.9% and 2.7%, respectively.

OTTI Losses Recognized in Earnings

Our Company had four credit related OTTI losses totaling $2.1 million in our Equity Securities portfolio during the year ended December 31, 2017.  Our Company had one credit related OTTI loss of $0.2 million from our Fixed Maturities portfolio during the year ended December 31, 2016.  Our Company had three credit related OTTI losses totaling $1.7 million from our Equity Securities portfolio during the year ended December 31, 2015.

Net Realized Gains and Losses

Net Realized Gains and Losses, excluding OTTI Losses Recognized in Earnings, for the periods indicated were as follows:

	Years Ended December 31,			Percentage Change
				2017 vs.	2016 vs.
amounts in thousands	2017	2016	2015	2016	2015
Fixed Maturities:
Gains	$4,041	$5,681	$4,756	(28.9%)	19.4%
Losses	(3,249)	(4,271)	(5,926)	(23.9%)	(27.9%)
Fixed Maturities, Net	$792	$1,410	$(1,170)	(43.8%)	NM
Short-Term Investments:
Gains	$1,631	$890	$130	83.3%	NM
Losses	(612)	(1,552)	(383)	(60.6%)	NM
Short-Term Investments, Net	$1,019	$(662)	$(253)	NM	NM
Equity Securities:
Gains	$44,783	$9,096	$14,331	NM	(36.5%)
Losses	(1,521)	(658)	(4,535)	131.2%	(85.5%)
Equity Securities, Net	$43,262	$8,438	$9,796	NM	(13.9%)
Net Realized Gains	$45,073	$9,186	$8,373	NM	9.7%

NM - Percentage change not meaningful.

Net Realized Gains and Losses are generated as part of the normal ongoing management of our investment portfolio. Net Realized Gains of $45.1 million for the year ended December 31, 2017 is primarily due to the liquidation of our actively managed Common Stock Equity Securities portfolio in December 2017 as we reassess our common equity strategy.   The remaining Net Realized Gains and Losses for 2017 relate to the ongoing management of our Fixed Maturities and Short-Term Investments portfolios.   Net Realized

Gains of $9.2 million for the year ended December 31, 2016 are primarily due to the sale of Equity Securities.  Realized losses of $4.3 million and $1.6 million for the year ended December 31, 2016 in the Fixed Maturities and Short-Term Investments portfolios, respectively, are primarily due to the foreign exchange losses in our Canadian Dollar (“CAD”) and GBP portfolios. Net Realized Gains of $8.4 million for the year ended December 31, 2015 are primarily due to the sale of Equity Securities.  Realized losses of $5.9 million in Fixed Maturities are primarily due to foreign exchange loss on the sale and maturity of Fixed Maturities in our Canadian portfolio.

Other Income (Loss)

Other Income (Loss) for the years ended December 31, 2017, 2016 and 2015 was ($4.3) million, $8.6 million and ($0.6) million, respectively. Other Income (Loss) primarily consists of realized and unrealized foreign exchange gains and losses.

The losses in 2017 were mostly driven by the re-measurement of net insurance related assets and liabilities impacted by the combined effect of the weakening of the U.S. Dollar against the Great British pound (“GBP”), Canadian Dollar (“CAD) and Euro (“EUR”).

The gain in 2016 was mostly driven by the re-measurement of net insurance related liabilities impacted by the strengthening of the USD against the GBP and CAD.

See Note 1 – Organizations & Summary of Significant Accounting Policies, in the Notes to Consolidated Financial Statements, included herein for additional information regarding the foreign currency adjustment.

Income Taxes

We recorded an effective tax rate of 45.9%, 29.6% and 31.0% for December 31, 2017, 2016 and 2015, respectively.  The net one-time charge related to the Tax Act increased our 2017 effective income tax rate by 26.3 points.  Conversely, the rate for 2017 benefited by 6.7 points from tax related to stock compensation, which is now recorded in earnings as income tax benefit or expense, effective with the 2017 adoption of accounting standards update 2016-09.  In addition, our effective tax rate for each of the years benefitted due to tax-exempt investment income and dividends received deduction by 11.5 points in 2017, 6.1 points in 2016 and 5.1 points in 2015.  While we are able to make a reasonable estimate of the impact of the reduction in corporate rate, it may be affected by other analyses related to the Tax Act, including, but not limited to, our calculation of deemed repatriation of deferred foreign income and the state tax effect of adjustments made to federal temporary differences.  Our effective tax rate in years after 2017 is expected to benefit materially from the enactment of the Tax Act.  Future changes in tax laws could significantly impact our provision for income taxes, the amount of taxes payable, our deferred tax asset and liability balances, and stockholders’ equity. See the risk factor Changes in tax laws could increase our corporate taxes, reduce our deferred tax assets or affect pricing of some of our products in Item 1A – Risk Factors for additional information regarding the impact of the Tax Act.

Segment Results

The following tables summarize our Consolidated Financial Results by reporting segment for the years ended December 31, 2017, 2016 and 2015:

	Year Ended December 31, 2017
	U.S.	Int'l
amounts in thousands	Insurance	Insurance	GlobalRe	Corporate (1)	Total
Net Earned Premiums	$674,665	$333,792	$177,963	$—	$1,186,420
Net Losses and LAE	(443,353)	(229,601)	(133,311)	—	(806,265)
Commission Expenses	(77,729)	(68,824)	(39,136)	958	(184,731)
Other Operating Expenses	(128,905)	(83,464)	(20,861)	—	(233,230)
Other Underwriting Income (Expense)	461	—	565	(958)	68

Underwriting Profit (Loss)	$25,139	$(48,097)	$(14,780)	$—	$(37,738)

Net Investment Income				89,293	89,293
Net Realized Gains				43,009	43,009
Interest Expense				(15,447)	(15,447)
Other Loss				(4,311)	(4,311)

Income (Loss) Before Income Taxes	$25,139	$(48,097)	$(14,780)	$112,544	$74,806
Income Tax Expense				(34,312)	(34,312)
Net Income					$40,494

Losses and LAE Ratio	65.7%	68.8%	74.9%		68.0%
Commission Expense Ratio	11.5%	20.6%	22.0%		15.6%
Other Operating Expense Ratio (2)	19.1%	25.0%	11.4%		19.6%
Combined Ratio	96.3%	114.4%	108.3%		103.2%

(1) - Includes Corporate segment intercompany eliminations.

(2) - Includes Other Operating Expenses and Other Underwriting Income (Expense).

	Year Ended December 31, 2016
	U.S.	Int'l
amounts in thousands	Insurance	Insurance	GlobalRe	Corporate (1)	Total
Net Earned Premiums	$629,308	$307,416	$163,621	$—	$1,100,345
Net Losses and LAE	(397,860)	(178,284)	(89,304)	—	(665,448)
Commission Expenses	(70,812)	(61,703)	(34,008)	1,478	(165,045)
Other Operating Expenses	(128,108)	(86,395)	(19,593)	—	(234,096)
Other Underwriting Income (Expense)	1,092	—	522	(1,478)	136

Underwriting Profit (Loss)	$33,620	$(18,966)	$21,238	$—	$35,892

Net Investment Income				79,451	79,451
Net Realized Gains				9,036	9,036
Interest Expense				(15,435)	(15,435)
Other Income				8,565	8,565

Income (Loss) Before Income Taxes	$33,620	$(18,966)	$21,238	$81,617	$117,509
Income Tax Expense				(34,783)	(34,783)
Net Income					$82,726

Losses and LAE Ratio	63.2%	58.0%	54.6%		60.5%
Commission Expense Ratio	11.3%	20.1%	20.8%		15.0%
Other Operating Expense Ratio (2)	20.2%	28.1%	11.6%		21.2%
Combined Ratio	94.7%	106.2%	87.0%		96.7%

(1) - Includes Corporate segment intercompany eliminations.

(2) - Includes Other Operating Expenses and Other Underwriting Income (Expense).

	Year Ended December 31, 2015
	U.S.	Int'l
amounts in thousands	Insurance	Insurance	GlobalRe	Corporate (1)	Total
Net Earned Premiums	$555,836	$259,960	$168,291	$—	$984,087
Net Losses and LAE	(343,497)	(134,702)	(94,399)	—	(572,598)
Commission Expenses	(56,319)	(43,676)	(32,240)	2,258	(129,977)
Other Operating Expenses	(131,407)	(75,867)	(16,242)	—	(223,516)
Other Underwriting Income (Expense)	1,690	—	690	(2,258)	122

Underwriting Profit	$26,303	$5,715	$26,100	$—	$58,118

Net Investment Income				68,718	68,718
Net Realized Gains				6,675	6,675
Interest Expense				(15,424)	(15,424)
Other Loss				(613)	(613)

Income Before Income Taxes	$26,303	$5,715	$26,100	$59,356	$117,474
Income Tax Expense				(36,417)	(36,417)
Net Income					$81,057

Losses and LAE Ratio	61.8%	51.8%	56.1%		58.2%
Commission Expense Ratio	10.1%	16.8%	19.2%		13.2%
Other Operating Expense Ratio (2)	23.4%	29.2%	9.2%		22.7%
Combined Ratio	95.3%	97.8%	84.5%		94.1%

(1) - Includes Corporate segment intercompany eliminations.

(2) - Includes Other Operating Expenses and Other Underwriting Income (Expense).

U.S. Insurance

The following tables summarize our financial results by operating segment for our U.S. Insurance reporting segment for the years ended December 31, 2017, 2016 and 2015:

U.S. Insurance
	Year Ended December 31, 2017
amounts in thousands	Marine	P&C	Professional Liability	Total	% Change 2017 vs. 2016
Gross Written Premiums	$156,171	$713,539	$118,583	$988,293	7.5%
Ceded Written Premiums	(72,431)	(173,501)	(21,061)	(266,993)	13.2%
Net Written Premiums	83,740	540,038	97,522	721,300	5.5%

Net Earned Premiums	$86,605	$495,260	$92,800	$674,665	7.2%
Net Losses and LAE	(58,099)	(316,112)	(69,142)	(443,353)	11.4%
Commission Expenses	(4,932)	(57,756)	(15,041)	(77,729)	9.8%
Other Operating Expenses	(25,501)	(84,433)	(18,971)	(128,905)	0.6%
Other Underwriting Income	374	61	26	461	(57.8%)

Underwriting Profit (Loss)	$(1,553)	$37,020	$(10,328)	$25,139	(25.2%)

Losses and LAE Ratio	67.1%	63.8%	74.5%	65.7%
Commission Expense Ratio	5.7%	11.7%	16.2%	11.5%
Other Operating Expense Ratio (1)	29.0%	17.0%	20.4%	19.1%
Combined Ratio	101.8%	92.5%	111.1%	96.3%

(1) - Includes Other Operating Expenses and Other Underwriting Income (Expense).

U.S. Insurance
	Year Ended December 31, 2016
amounts in thousands	Marine	P&C	Professional Liability	Total	% Change 2016 vs. 2015
Gross Written Premiums	$169,405	$631,562	$118,428	$919,395	6.2%
Ceded Written Premiums	(70,858)	(135,888)	(29,081)	(235,827)	(12.3%)
Net Written Premiums	98,547	495,674	89,347	683,568	14.5%

Net Earned Premiums	$100,132	$453,673	$75,503	$629,308	13.2%
Net Losses and LAE	(50,087)	(295,877)	(51,896)	(397,860)	15.8%
Commission Expenses	(8,469)	(52,483)	(9,860)	(70,812)	25.7%
Other Operating Expenses	(27,559)	(81,469)	(19,080)	(128,108)	(2.5%)
Other Underwriting Income	465	582	45	1,092	(35.4%)

Underwriting Profit (Loss)	$14,482	$24,426	$(5,288)	$33,620	27.8%

Losses and LAE Ratio	50.0%	65.2%	68.7%	63.2%
Commission Expense Ratio	8.5%	11.6%	13.1%	11.3%
Other Operating Expense Ratio (1)	27.0%	17.8%	25.2%	20.2%
Combined Ratio	85.5%	94.6%	107.0%	94.7%

(1) - Includes Other Operating Expenses and Other Underwriting Income (Expense).

U.S. Insurance
	Year Ended December 31, 2015
amounts in thousands	Marine	P&C	Professional Liability	Total
Gross Written Premiums	$158,124	$596,673	$110,984	$865,781
Ceded Written Premiums	(61,916)	(152,168)	(54,691)	(268,775)
Net Written Premiums	96,208	444,505	56,293	597,006

Net Earned Premiums	$96,082	$401,408	$58,346	$555,836
Net Losses and LAE	(43,553)	(266,806)	(33,138)	(343,497)
Commission Expenses	(11,606)	(39,931)	(4,782)	(56,319)
Other Operating Expenses	(27,082)	(81,866)	(22,459)	(131,407)
Other Underwriting Income	489	1,122	79	1,690

Underwriting Profit (Loss)	$14,330	$13,927	$(1,954)	$26,303

Losses and LAE Ratio	45.3%	66.5%	56.8%	61.8%
Commission Expense Ratio	12.1%	9.9%	8.2%	10.1%
Other Operating Expense Ratio (1)	27.7%	20.1%	38.3%	23.4%
Combined Ratio	85.1%	96.5%	103.3%	95.3%

(1) - Includes Other Operating Expenses and Other Underwriting Income (Expense).

Gross Written Premiums

2017 versus 2016

Gross Written Premiums increased $68.9 million for the year ended December 31, 2017 as compared to the same period in 2016 driven by an $82.0 million increase in our P&C operating segment, partially offset by a decrease in our Marine operating segment of $13.2 million.

The decrease in our Marine operating segment was impacted by our decision to exit certain Hull and War products. Additionally, the renewal of certain business now being managed in our Int’l Insurance reporting segment as well as a transfer of the management of our Custom Bonds product to the Other P&C division impacted the decrease. These decreases were partially offset by an increase in renewals for our Cargo and Inland Marine products.

The increase in our P&C operating segment was primarily driven by increases in our Excess Casualty, Other P&C, Auto and Environmental divisions, partially offset by a decrease in our Primary Casualty division. The increase in our Excess Casualty division was primarily attributable to new business resulting from increases in construction project coverage. The increase in our Other P&C division was driven by new business production and an increase in rates in our Property product, as well as the transfer of the management of our Custom Bonds product from the Marine operating segment to our Surety product in our Other P&C division. The increase in our Auto division was due to new business production and strong rates on renewals. The increase in our Environmental division was attributable to new business with increased opportunities in the market. The decrease in our Primary Casualty division was driven by the nonrenewal of underperforming accounts.

Average renewal premium rates for our U.S. Insurance reporting segment for the year ended December 31, 2017 increased 1.2%, driven by increases of 1.7%, 0.6% and 0.2% within our P&C, Marine and Professional Liability operating segments, respectively.

2016 versus 2015

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

Ceded Written Premiums

2017 versus 2016

For the year ended December 31, 2017, Ceded Written Premiums were $267.0 million, resulting in a retention ratio of 73.0% of Net Written Premiums to Gross Written Premiums. This compares to $235.8 million for the same period in 2016, resulting in a retention ratio of 74.3%. The decrease in the retention ratio was driven by our P&C and Marine operating segments, partially offset by an increase in the retention ratio for our Professional Liability operating segment.

The decrease in our Marine operating segment’s retention ratio was driven by changes in the business mix and the impact of an increase in ceded RRP’s due in part to Hurricane Irma and other large loss events.

The decrease in our P&C operating segment’s retention ratio was primarily the result of increased proportional reinsurance on our Property product purchased during the second quarter of 2017, and to a lesser extent, changes in the mix of business.

The increase in our Professional Liability operating segment’s retention ratio was primarily attributable to a reduction in proportional reinsurance coverage that supports our D&O business.

2016 versus 2015

For the year ended December 31, 2016, Ceded Written Premiums were $235.8 million, resulting in a retention ratio of 74.3%. This compares to $268.8 million for the same period in 2015, resulting in a retention ratio of 69.0%. The increase in the retention ratio was mostly due to the reduction in proportional reinsurance coverage that supports our Excess Casualty and Environmental risks within our P&C operating segment, the nonrenewal of our E&O proportional reinsurance treaty in the fourth quarter of 2015 within our Professional Liability segment, and the year over year effect of RRPs. For the year ended December 31, 2016, RRPs decreased $4.6 million to $0.8 million as compared to $5.4 million in the prior year, primarily due to the reduction in large loss activity within our Marine operating segment. These items were partially offset by increases in our proportional reinsurance coverage within our Marine operating segment.

Net Earned Premiums

2017 versus 2016

Net Earned Premiums increased $45.4 million for the year ended December 31, 2017 as compared to the same period in 2016 primarily due to growth within our P&C operating segment and recent reductions to the level of proportional reinsurance within our Professional Liability operating segment. These increases to Net Earned Premiums were partially offset by increased proportional reinsurance on our Property product, a decrease in the amount of premium written in our Marine operating segment and an increase in ceded RRPs related to Hurricane Irma and other large loss events.

2016 versus 2015

Net Earned Premiums increased $73.5 million for the year ended December 31, 2016 compared to the same period in 2015, due to growth in Gross Written Premiums, a reduced level of proportional reinsurance within our P&C and Professional Liability operating segments, and a $4.6 million decrease in RRPs from 2015.

Net Losses and LAE

The Net Losses and LAE Reserves as of December 31, 2017, 2016 and 2015 are as follows:

	U.S. Insurance
	Year Ended December 31, 2017
amounts in thousands	Marine	P&C	Professional Liability	Total
Case Reserves	$58,301	$192,291	$26,774	$277,366
IBNR Reserves	45,393	700,264	86,649	832,306
Total	$103,694	$892,555	$113,423	$1,109,672

	U.S. Insurance
	Year Ended December 31, 2016
amounts in thousands	Marine	P&C	Professional Liability	Total
Case Reserves	$56,701	$201,368	$24,555	$282,624
IBNR Reserves	54,259	603,509	70,559	728,327
Total	$110,960	$804,877	$95,114	$1,010,951

	U.S. Insurance
	Year Ended December 31, 2015
amounts in thousands	Marine	P&C	Professional Liability	Total
Case Reserves	$68,677	$170,988	$42,546	$282,211
IBNR Reserves	55,408	514,777	60,528	630,713
Total	$124,085	$685,765	$103,074	$912,924

The following tables present the impact of Net RRPs and Reserve Releases or (Development / Strengthening) on our Net Losses and LAE Ratio for the years ended December 31, 2017, 2016 and 2015:

	U.S. Insurance
	Year Ended December 31, 2017
			Professional
	Marine	P&C	Liability	Total
Reported Net Losses and LAE Ratio	67.1%	63.8%	74.5%	65.7%
Net RRPs	(1.6%)	(0.0%)	0.0%	(0.2%)
Additional Net Current AY Release/(Development)	(6.4%)	(1.8%)	0.0%	(2.1%)
Net Prior AY Reserve Release/(Strengthening)	(1.9%)	(0.3%)	(14.4%)	(2.5%)
Adjusted Net Losses and LAE Ratio	57.2%	61.7%	60.1%	60.9%

	U.S. Insurance
	Year Ended December 31, 2016
			Professional
	Marine	P&C	Liability	Total
Reported Net Losses and LAE Ratio	50.0%	65.2%	68.7%	63.2%
Net RRPs	(0.4%)	(0.0%)	0.0%	(0.1%)
Additional Net Current AY Release/(Development)	(1.1%)	(0.4%)	0.0%	(0.5%)
Net Prior AY Reserve Release/(Strengthening)	10.0%	(0.6%)	(7.9%)	0.2%
Adjusted Net Losses and LAE Ratio	58.5%	64.2%	60.8%	62.8%

	U.S. Insurance
	Year Ended December 31, 2015
			Professional
	Marine	P&C	Liability	Total
Reported Net Losses and LAE Ratio	45.3%	66.5%	56.8%	61.8%
Net RRPs	(1.9%)	(0.2%)	0.0%	(0.6%)
Additional Net Current AY Release/(Development)	(10.0%)	(1.2%)	0.0%	(2.7%)
Net Prior AY Reserve Release/(Strengthening)	24.8%	0.2%	6.5%	5.2%
Adjusted Net Losses and LAE Ratio	58.2%	65.3%	63.3%	63.7%

2017 versus 2016

For the year ended December 31, 2017, our Reported Net Losses and LAE Ratio increased 2.5 points as compared to the same period in 2016 driven by our Marine and Professional Liability operating segments, partially offset by a decrease in our P&C operating segment.

For the year ended December 31, 2017, our Reported Net Losses and LAE Ratio for our Marine operating segment increased 17.1 points as compared to the same period in 2016, primarily driven by:

•

$1.7 million of Net Prior AY Reserve Strengthening for the year ended December 31, 2017 due to unfavorable development on large loss activity within our Cargo product line, compared to $10.1 million of Net Prior AY reserve releases for the same period in 2016.

•

$5.6 million of Additional Net Current AY Reserve Development for the year ended December 31, 2017 primarily attributable to a $4.1 million large loss in our Hull product and $1.6 million of CAT loss primarily from Hurricanes Harvey, Maria and Irma.

•	$2.1 million of ceded RRP expense primarily due to Hurricane Irma and other large loss activity for the year ended December 31, 2017.
•

Partially offsetting the impact of the above items on the Reported Net Losses and LAE Ratio are favorable performance within certain products driving the decrease in the Adjusted Net Losses and LAE Ratio.

For the year ended December 31, 2017, the Reported Net Losses and LAE Ratio for our P&C operating segment decreased 1.4 points as compared to the same period in 2016. This was primarily driven by:

•	Favorable performance primarily within our Excess Casualty and Auto divisions, coupled with changes in the mix of business driving the decrease in Adjusted Net Losses and LAE Ratio.
•

$1.6 million of Net Prior AY Reserve Strengthening for the year ended December 31, 2017, primarily due to large loss activity within our Primary Casualty division, partially offset by ongoing favorable performance within our Excess Casualty, Environmental and Other P&C divisions. This compares to $2.8 million of Net Prior AY Reserve Strengthening for the same period in 2016.

•

Partially offsetting the impact of the above items on the Reported Net Losses and LAE Ratio are $8.9 million of Additional Net Current AY Reserve Development for the year ended December 31, 2017 primarily attributable to CAT loss of $6.6 million from Hurricanes Harvey and Irma and $2.3 million of large losses primarily in our Property product. This compares to $1.8 million of Additional Net Current AY Reserve Development for the same period in 2016.

For the year ended December 31, 2017, our Reported Net Losses and LAE Ratio for our Professional Liability operating segment increased 5.8 points as compared to the same period in 2016, primarily due to:

•

$13.4 million of Net Prior AY Reserve Strengthening for the year ended December 31, 2017 mostly related to large loss activity within our D&O division. This compares to $6.0 million of Net Prior AY Reserve Strengthening primarily within our D&O division due to unfavorable development on large claims and bad debt expense due to lower expectation of recoveries from a large reinsurer for the same period in 2016.

•	Partially offsetting the impact of the above items on the Reported Net Losses and LAE Ratio are changes in the mix of business driving the overall decrease in Adjusted Net Losses and LAE Ratio.

2016 versus 2015

For the year ended December 31, 2016, our Reported Net Losses and LAE Ratio increased 1.4 points as compared to the same period in 2015 driven by our Professional Liability and Marine operating segments, partially offset by a decrease in our P&C operating segment.

For the year ended December 31, 2016, our Reported Net Losses and LAE Ratio for our Marine operating segment increased 4.7 points as compared to the same period in 2015, primarily driven by:

•

$10.1 million of Net Prior AY Reserve Releases for the year ended December 31, 2016 compared to $24.8 million of Net Prior AY Reserve Releases for the same period in 2015, with both periods’ releases driven by better than expected large loss emergence.

Partially offsetting the impact of the above items on the Reported Net Losses and LAE Ratio are:

•

$1.1 million of Additional Net Current AY Reserve Development for the year ended December 31, 2016 compared to $10.0 million of Additional Net Current AY Reserve Development for the same period in 2015 attributable to losses related to Hurricane Joaquin.

•	$0.8 million of ceded RRP expense for the year ended December 31, 2016, as compared to $4.1 million of ceded RRP expense primarily due to Hurricane Joaquin for the same period in 2015.

For the year ended December 31, 2016, the Reported Net Losses and LAE Ratio for our P&C operating segment decreased 1.3 points as compared to the same period in 2015. This was primarily driven by:

•	Favorable performance primarily within our Environmental and Other P&C divisions, coupled with changes in the mix of business driving the decrease in Adjusted Net Losses and LAE Ratio.
•

$1.8 million of Additional Net Current AY Reserve Development for the year ended December 31, 2016 compared to $5.0 million of Additional Net Current AY Reserve Development for the same period in 2015 attributable to losses within our Energy & Engineering product.

•

Partially offsetting the impact of the above items on the Reported Net Losses and LAE Ratio are $2.8 million of Net Prior AY Reserve Strengthening for the year ended December 31, 2016 driven by unfavorable development on large claims within our Primary Casualty division.

For the year ended December 31, 2016, our Reported Net Losses and LAE Ratio for our Professional Liability operating segment increased 11.9 points as compared to the same period in 2015, primarily due to:

•

$6.0 million of Net Prior AY Reserve Strengthening for the year ended December 31, 2016 driven by unfavorable development on large claims within our D&O division and bad debt expense due to lower expectation of recoveries from a large reinsurer. This compares to $3.8 million of Net Prior AY Reserve Releases for the same period in 2015 driven by favorable emergence on large loss activity.

•	Partially offsetting the impact of the above items on the Reported Net Losses and LAE Ratio are changes in the mix of business driving the overall decrease in Adjusted Net Losses and LAE Ratio.

Commission Expenses

2017 versus 2016

Our Commission Expense Ratio for the year ended December 31, 2017 increased 0.2 points as compared to the same period in 2016, mostly driven by our Professional Liability operating segment, partially offset by a decrease in our Marine operating segment.

Our Marine operating segment’s Commission Expense Ratio decreased due to changes in business mix, partially offset by the impact of ceded RRPs related to Hurricane Irma and other large loss activity.

Our P&C operating segment’s Commission Expense Ratio was relatively flat with changes in the business mix largely offset by greater ceding commission income from the proportional reinsurance on our Property product purchased during the second quarter of 2017.

Our Professional Liability operating segment’s Commission Expense Ratio increased due to the reduction in proportional reinsurance and related ceding commission benefits.

2016 versus 2015

Our Commission Expense Ratio increased 1.2 percentage points for the year ended December 31, 2016 compared to the same period in 2015, primarily due to the reduction in ceded proportional reinsurance and related ceding commission benefit within our Professional Liability and P&C operating segments, partially offset by the implementation of new proportional reinsurance programs within our Marine operating segment.

Other Operating Expenses

2017 versus 2016

Other Operating Expenses for the year ended December 31, 2017 increased $0.8 million as compared to the same period in 2016, primarily due to an increase in costs associated with new business initiatives and applicable support, partially offset by a reduction in performance-based incentive compensation costs.

2016 versus 2015

Other Operating Expenses decreased $3.3 million for the year ended December 31, 2016 compared to the same period in 2015 due to decreases in project specific information technology and professional fee expenditures.

Int’l Insurance

The following tables summarize our financial results by operating segment for our Int’l Insurance reporting segment for the years ended December 31, 2017, 2016 and 2015:

Int'l Insurance
	Year Ended December 31, 2017
amounts in thousands	Marine	P&C	Professional Liability	Total	% Change 2017 vs. 2016
Gross Written Premiums	$198,241	$159,123	$143,766	$501,130	3.4%
Ceded Written Premiums	(42,018)	(85,298)	(37,962)	(165,278)	19.3%
Net Written Premiums	156,223	73,825	105,804	335,852	(2.9%)

Net Earned Premiums	$152,396	$88,517	$92,879	$333,792	8.6%
Net Losses and LAE	(114,460)	(61,791)	(53,350)	(229,601)	28.8%
Commission Expenses	(32,541)	(13,918)	(22,365)	(68,824)	11.5%
Other Operating Expenses	(34,878)	(28,537)	(20,049)	(83,464)	(3.4%)

Underwriting Loss	$(29,483)	$(15,729)	$(2,885)	$(48,097)	NM

Losses and LAE Ratio	75.1%	69.8%	57.4%	68.8%
Commission Expense Ratio	21.4%	15.7%	24.1%	20.6%
Other Operating Expense Ratio	22.8%	32.3%	21.6%	25.0%
Combined Ratio	119.3%	117.8%	103.1%	114.4%

NM - Percentage change not meaningful.

Int'l Insurance
	Year Ended December 31, 2016
amounts in thousands	Marine	P&C	Professional Liability	Total	% Change 2016 vs. 2015
Gross Written Premiums	$183,228	$181,094	$120,149	$484,471	17.6%
Ceded Written Premiums	(40,092)	(69,606)	(28,806)	(138,504)	3.4%
Net Written Premiums	143,136	111,488	91,343	345,967	24.5%

Net Earned Premiums	$141,593	$89,455	$76,368	$307,416	18.3%
Net Losses and LAE	(67,051)	(68,995)	(42,238)	(178,284)	32.4%
Commission Expenses	(34,018)	(14,529)	(13,156)	(61,703)	41.3%
Other Operating Expenses	(33,170)	(34,075)	(19,150)	(86,395)	13.9%

Underwriting Profit (Loss)	$7,354	$(28,144)	$1,824	$(18,966)	NM

Losses and LAE Ratio	47.4%	77.1%	55.3%	58.0%
Commission Expense Ratio	24.0%	16.2%	17.2%	20.1%
Other Operating Expense Ratio	23.4%	38.2%	25.1%	28.1%
Combined Ratio	94.8%	131.5%	97.6%	106.2%

NM - Percentage change not meaningful.

Int'l Insurance
	Year Ended December 31, 2015
amounts in thousands	Marine	P&C	Professional Liability	Total
Gross Written Premiums	$183,707	$130,729	$97,511	$411,947
Ceded Written Premiums	(36,515)	(67,722)	(29,768)	(134,005)
Net Written Premiums	147,192	63,007	67,743	277,942

Net Earned Premiums	$149,256	$55,320	$55,384	$259,960
Net Losses and LAE	(79,737)	(20,478)	(34,487)	(134,702)
Commission Expenses	(32,187)	(4,999)	(6,490)	(43,676)
Other Operating Expenses	(30,419)	(26,294)	(19,154)	(75,867)

Underwriting Profit (Loss)	$6,913	$3,549	$(4,747)	$5,715

Losses and LAE Ratio	53.4%	37.0%	62.3%	51.8%
Commission Expense Ratio	21.6%	9.0%	11.7%	16.8%
Other Operating Expense Ratio	20.4%	47.6%	34.6%	29.2%
Combined Ratio	95.4%	93.6%	108.6%	97.8%

Gross Written Premiums

2017 versus 2016

Gross Written Premiums increased $16.7 million for the year ended December 31, 2017 compared to the same period in 2016, driven by increases in our Professional Liability and Marine operating segments of $23.6 million and $15.0 million, respectively, partially offset by a decline in our P&C operating segment of $22.0 million.

The increase in our Marine operating segment was largely due to growth in our Hull and Protection & Indemnity products driven by new business, an increase in our Craft product related to the renewal of certain business previously managed by our U.S. Insurance reporting segment now managed in our Int’l Insurance reporting segment, and an increase in our Transport product related to increased premium estimates.

The decrease in our P&C operating segment was primarily driven by a decline in our Property division, partially offset by increases in our General Liability division, Political Violence & Terrorism product and Energy & Engineering division. The decrease in our Property division was related to strategic actions taken to exit our North American and International Property business. The increase in our General Liability division was driven by new business, a larger renewal base and increased premium estimates. The increase in our Political Violence & Terrorism product was driven by new business. Our Energy & Engineering division increase was driven by new business production in our Offshore Energy product.

The increase in our Professional Liability operating segment was primarily driven by new business production in our E&O division, Financial Institutions business in our D&O division and Other Professional Liability division.

Average renewal premium rates for our Int’l Insurance reporting segment for the year ended December 31, 2017 decreased 2.3% compared to the same period in 2016, driven by decreases of 3.5%, 2.0% and 1.4% in our P&C, Marine and Professional Liability operating segments, respectively.

2016 versus 2015

Gross written premiums increased $72.5 million for the year ended December 31, 2016 compared to the same period in 2015, primarily due to increases in our P&C and Professional Liability operating segments of $50.4 million and $22.6 million, respectively. Our P&C operating segment had growth of $24.6 million in our Property division, mostly driven by our expanded coverage for international exposures, as well as growth of $10.9 million and $6.9 million from our Energy & Engineering and Casualty divisions, and the commencement of the Political Violence & Terrorism product in 2016. The increase in our Professional Liability operating segment was due to new business production across all divisions.

For the year ended December 31, 2016 average renewal premium rates decreased 4.1%, due to decreases of 1.6%, 8.0%, and 3.5% in our Marine, P&C and Professional Liability operating segments, respectively. The impact of this has been offset by new business production and the commencement of the Political Violence & Terrorism product.

Ceded Written Premiums

2017 versus 2016

Ceded Written Premiums were $165.3 million, resulting in a retention ratio of 67.0%, for the year ended December 31, 2017 compared to $138.5 million, resulting in a retention ratio of 71.4%, for the same period in 2016. The decrease in the retention ratio was primarily driven by our P&C operating segment, whereby 100% of the unexpired risk on our North American Property business was ceded effective January 1, 2017 as part of strategic actions taken to exit this book of business. Additionally, the impact of an increase in ceded RRPs related to Hurricanes Irma, Maria and Harvey and an increase in excess of loss reinsurance negatively impacted retention in that operating segment.

2016 versus 2015

Ceded Written Premiums were $138.5 million, resulting in a retention ratio of 71.4%, for the year ended December 31, 2016 compared to $134.0 million, resulting in a retention ratio of 67.5%, for the same period in 2015. The increase in the retention ratio was driven by our Marine and P&C operating segments mostly due to the year on year effect of RRPs. For the year ended December 31, 2016, RRPs of $2.9 million were incurred, compared to a release of $4.0 million in RRPs in 2015. This was partially offset by decreases in proportional reinsurance coverages in our P&C and Professional Liability operating segments.

Net Earned Premiums

2017 versus 2016

Net Earned Premiums increased $26.4 million for the year ended December 31, 2017 as compared to the same period in 2016 driven by increases in our Professional Liability and Marine operating segments, partially offset by a decrease in our P&C operating segment.

The increase in our Marine operating segment’s Net Earned Premium was primarily driven by growth in this segment along with an increased ceded premium estimate booked in the prior year impacting our Protection & Indemnity product. These increases in Net Earned Premiums were partially offset by an increase in ceded RRPs related to Hurricanes Irma and Harvey.

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

The increase in our Professional Liability operating segment’s Net Earned Premium was driven by growth in our Other Professional Liability division, Financial Institution business in our D&O division, and our E&O division offset by ceded premium adjustments on prior years.

2016 versus 2015

Net earned premiums increased $47.5 million for the year ended December 31, 2016 as compared to the same period in 2015. This was driven by growth in our P&C operating segment of $34.1 million, mostly due to increased production from our Property division related to expanded coverage for international exposures, and the newly formed Political Violence & Terrorism product. In addition our Professional Liability operating segment increased $21.0 million, mostly in our Financial Institutions product. These increases were partially offset by a decrease in our Marine operating segment and increased RRPs expense of $2.9 million in 2016 compared to a release of $4.0 million in 2015, which are fully earned when written.

Net Losses and LAE

The Net Losses and LAE Reserves as of December 31, 2017, 2016 and 2015 are as follows:

	Int'l Insurance
	Year Ended December 31, 2017
amounts in thousands	Marine	P&C	Professional Liability	Total
Case reserves	$181,369	$66,412	$31,463	$279,244
IBNR reserves	39,949	37,067	87,211	164,227
Total	$221,318	$103,479	$118,674	$443,471

	Int'l Insurance
	Year Ended December 31, 2016
amounts in thousands	Marine	P&C	Professional Liability	Total
Case Reserves	$163,124	$66,496	$30,106	$259,726
IBNR Reserves	36,118	18,192	70,103	124,413
Total	$199,242	$84,688	$100,209	$384,139

	Int'l Insurance
	Year Ended December 31, 2015
amounts in thousands	Marine	P&C	Professional Liability	Total
Case Reserves	$167,157	$40,313	$19,583	$227,053
IBNR Reserves	61,409	19,735	63,229	144,373
Total	$228,566	$60,048	$82,812	$371,426

The following tables present the impact of Net RRPs and Reserve Releases or (Development / Strengthening) on our Net Losses and LAE Ratio on our Net Losses and LAE Ratio for the years ended December 31, 2017, 2016 and 2015:

	Int'l Insurance
	Year Ended December 31, 2017
			Professional
	Marine	P&C	Liability	Total
Reported Net Losses and LAE Ratio	75.1%	69.8%	57.4%	68.8%
Net RRPs	(0.4%)	(0.4%)	0.0%	(0.3%)
Additional Net Current AY Release/(Development)	(21.2%)	(21.1%)	(5.9%)	(16.9%)
Net Prior AY Reserve Release/(Strengthening)	(4.3%)	(3.5%)	(5.6%)	(4.4%)
Adjusted Net Losses and LAE Ratio	49.2%	44.8%	45.9%	47.2%

	Int'l Insurance
	Year Ended December 31, 2016
			Professional
	Marine	P&C	Liability	Total
Reported Net Losses and LAE Ratio	47.4%	77.1%	55.3%	58.0%
Net RRPs	(0.2%)	(2.0%)	0.0%	(0.5%)
Additional Net Current AY Release/(Development)	(13.2%)	(40.3%)	0.3%	(17.9%)
Net Prior AY Reserve Release/(Strengthening)	15.5%	7.7%	(5.4%)	8.1%
Adjusted Net Losses and LAE Ratio	49.5%	42.5%	50.2%	47.7%

	Int'l Insurance
	Year Ended December 31, 2015
			Professional
	Marine	P&C	Liability	Total
Reported Net Losses and LAE Ratio	53.4%	37.0%	62.3%	51.8%
Net RRPs	1.3%	0.3%	0.0%	0.8%
Additional Net Current AY Release/(Development)	(16.0%)	(12.6%)	0.0%	(11.8%)
Net Prior AY Reserve Release/(Strengthening)	15.0%	15.4%	(7.5%)	10.2%
Adjusted Net Losses and LAE Ratio	53.7%	40.1%	54.8%	51.0%

2017 versus 2016

For the year ended December 31, 2017, our Reported Net Losses and LAE Ratio increased 10.8 points as compared to the same period in 2016 driven by increases in our Marine and Professional Liability operating segments, partially offset by a decrease in our P&C operating segment.

For the year ended December 31, 2017, our Reported Net Losses and LAE Ratio for our Marine operating segment increased 27.7 points as compared to the same period in 2016, primarily driven by:

•

$6.5 million of Net Prior AY Reserve Strengthening due to adverse loss development for the year ended December 31, 2017 primarily related to our Cargo, Specie and Protection & Indemnity products. This compares to $22.1 million of Net Prior AY Reserve Releases due to better than expected loss emergence for the same period in 2016.

•

$32.6 million of Additional Net Current AY Reserve Development for the year ended December 31, 2017 primarily attributable to CAT losses of $9.8 million from Hurricanes Maria, Harvey and Irma, $4.2 million from Typhoon Hato, and $6.2 million due to large loss activity in our P&I product. This compares to $18.8 million for the same period in 2016, primarily attributable to the Ecuador Earthquake, Hurricane Matthew and a large loss from our Cargo product relating to a satellite loss.

For the year ended December 31, 2017, our Reported Net Losses and LAE Ratio for our P&C operating segment decreased 7.3 points as compared to the same period in 2016, primarily driven by:

•

$18.8 million of Additional Net Current AY Reserve Development for the year ended December 31, 2017 primarily attributable to CAT losses of $14.9 million from Hurricanes Irma, Maria and Harvey, $1.8 million from the Puebla, Mexico Earthquake and $1.8 million of attritional losses in our International Property product. This compares to $37.1 million for the same period in 2016, consisting of weather-related losses in our Property division and adverse loss emergence from our Energy & Engineering division as well as CAT losses attributable to Hurricane Matthew, the Alberta Wildfires and the Taiwan Earthquake.

•	A $0.5 million RRP expense primarily due to the CAT losses this year, compared to a $2.4 million expense for the same period in 2016.

Partially offsetting the impact of the above items on the Reported Net Losses and LAE Ratio are:

•

$3.1 million of Net Prior AY Reserve Strengthening for the year ended December 31, 2017 related to loss development in our Property division, partially offset by favorable loss emergence within our Offshore Energy business. This compares to $7.1 million of Net Prior AY reserve release related to favorable loss emergence.

•	The impact of additional ceded protection on Net Earned Premiums driving the 2.3 point increase in Adjusted Net Losses and LAE Ratio.

For the year ended December 31, 2017, our Reported Net Losses and LAE Ratio for our Professional Liability operating segment increased 2.1 points as compared to the same period in 2016, primarily driven by:

•	$5.5 million of Additional Net Current AY Reserve Development for the year ended December 31, 2017 primarily attributable to our E&O and D&O products.
•

$5.2 million of Net Prior AY Reserve Strengthening for the year ended December 31, 2017 related to large loss development on our D&O and E&O business. This compares to $4.1 million of Net Prior AY Reserve Strengthening related to bad debt expense due to lower expectation of recoveries from a large reinsurer for the same period in 2016.

•

Partially offsetting the impact of the above items on the Reported Net Losses and LAE Ratio are favorable performance across certain key divisions and changes in the mix of business driving the 4.3 point decrease in Adjusted Net Losses and LAE Ratio.

2016 versus 2015

For the year ended December 31, 2016, our Reported Net Losses and LAE Ratio increased 6.2 points as compared to the same period in 2015 driven by an increase in our P&C operating segment, partially offset by decreases in our Professional Liability and Marine operating segments.

For the year ended December 31, 2016, our Reported Net Losses and LAE Ratio for our Marine operating segment decreased 6.0 points as compared to the same period in 2015, primarily driven by:

•	Changes in the mix of business resulting from the repositioning of certain Hull and Cargo products drove the 4.2 point decrease in Adjusted Net Losses and LAE Ratio.
•

$18.8 million of Additional Net Current AY Reserve Development for the year ended December 31, 2016 primarily driven by the Ecuador Earthquake, Hurricane Matthew and unfavorable loss emergence relating to a large Cargo loss. This compares to $23.4 million of Additional Net Current AY Reserve Development for the same period in 2015 attributable to large loss activity.

•

$22.1 million of Net Prior AY Reserve Releases for the year ended December 31, 2016 due to better than expected loss emergence. This compares to $21.9 million of Net Prior AY Reserve Releases due to better than expected loss emergence for the same period in 2015.

For the year ended December 31, 2016, our Reported Net Losses and LAE Ratio for our P&C operating segment increased 40.1 points as compared to the same period in 2015, primarily driven by:

•

$37.1 million of Additional Net Current AY Reserve Development for the year ended December 31, 2016 consisting of $22.0 million of losses from our Property division due to weather-related losses and adverse loss emergence from our Energy & Engineering division as well as  CAT losses of $15.1 million attributable to Hurricane Matthew, the Alberta Wildfires and the Taiwan Earthquake. This compares to $6.9 million of Additional Net Current AY Reserve Development for the same period in 2015 arising from large loss activity.

•

$7.1 million of Net Prior AY Reserve Releases for the year ended December 31, 2016 related to favorable loss emergence. This compares to $8.5 million of Net Prior AY Reserve Releases for the same period in 2015.

•	Changes in the mix of business are driving the 2.4 point increase in Adjusted Net Losses and LAE Ratio from the same period in 2015.
•	$2.4 million of ceded RRP expense primarily for the year ended December 31, 2016.

For the year ended December 31, 2016, our Reported Net Losses and LAE Ratio for our Professional Liability operating segment decreased 7.0 points as compared to the same period in 2015, primarily driven by:

•	Repositioning of certain E&O products drove the 4.6 point decrease in Adjusted Net Losses and LAE Ratio.
•

$4.1 million of Net Prior AY Reserve Strengthening for the year ended December 31, 2016 due to an increase in our reserve for uncollectible reinsurance. This compares to $4.2 million of Net Prior AY Reserve Strengthening for the same period in 2015 due to a large loss.

Commission Expenses

2017 versus 2016

Our Commission Expense Ratio for the year ended December 31, 2017 increased 0.5 points as compared to the same period in 2016. The increase was driven by our Professional Liability operating segment, partially offset by a decrease in our Marine operating segment.

Our Marine operating segment’s Commission Expense Ratio decreased due to lower profit commissions compared to the prior year and the Net Earned Premiums impact of RRPs related to Hurricanes Irma and Harvey.

The increase in our Professional Liability operating segment’s Commission Expense Ratio was due to increased gross costs and changes in the mix of business as a result of increased growth in our Warranties and Indemnity product, which attracts a higher commission rate.

2016 versus 2015

The commission expense ratio for the year ended December 31, 2016 increased 3.3 percentage points as compared to the same period in 2015, mostly due to the mix of business earned, driven by a greater proportion of Property and E&O products, which carry  higher gross commission rates,  less proportional reinsurance, and additional RRP’s.

Other Operating Expenses

2017 versus 2016

For the year ended December 31, 2017, Other Operating Expenses decreased $2.9 million as compared to the same period in 2016 due to a reduction in performance-based incentive compensation costs, reduced employee expenses and favorable foreign exchange rates, partially offset by higher Lloyd’s charges due to increased volumes of European business attracting higher foreign levies and professional fees.

2016 versus 2015

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

GlobalRe

The following table summarizes our financial results for our GlobalRe reporting segment for the years ended December 31, 2017, 2016 and 2015:

	GlobalRe
	Years Ended December 31,			% Change	% Change
amounts in thousands	2017	2016	2015	2017 vs 2016	2016 vs.2015
Gross Written Premiums	$223,842	$165,045	$175,774	35.6%	(6.1%)
Ceded Written Premiums	(9,664)	(8,356)	(6,862)	15.6%	21.8%
Net Written Premiums	214,178	156,689	168,912	36.7%	(7.2%)

Net Earned Premiums	$177,963	$163,621	$168,291	8.8%	(2.8%)
Net Losses and LAE	(133,311)	(89,304)	(94,399)	49.3%	(5.4%)
Commission Expenses	(39,136)	(34,008)	(32,240)	15.1%	5.5%
Other Operating Expenses	(20,861)	(19,593)	(16,242)	6.5%	20.6%
Other Underwriting Income	565	522	690	8.3%	(24.4%)

Other Underwriting Income (Expense)	$(14,780)	$21,238	$26,100	NM	(18.6%)

Losses and LAE Ratio	74.9%	54.6%	56.1%
Commission Expense Ratio	22.0%	20.8%	19.2%
Other Operating Expense Ratio (1)	11.4%	11.6%	9.2%
Combined Ratio	108.3%	87.0%	84.5%

(1) - Includes Other Operating Expenses and Other Underwriting Income (Expense).

Gross Written Premiums

2017 versus 2016

Gross Written Premiums increased $58.8 million for the year ended December 31, 2017, compared to the same period in 2016, with growth across all of our segment’s products. Our A&H product had significant growth increasing $24.1 million attributable to new business and increased renewal business. Growth was seen in our P&C, Surety and Agriculture business, as well as an increase of $4.9 million in assumed RRPs, primarily attributable to CAT losses from Hurricanes Harvey, Irma and Maria, period over period.

2016 versus 2015

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

Ceded Written Premiums

2017 versus 2016

Ceded Written Premiums were $9.7 million, resulting in a retention ratio of 95.7%, for the year ended December 31, 2017 compared to $8.4 million, resulting in a retention ratio of 94.9%, for the same period in 2016. The increase in the retention ratio was primarily due to changes in the mix of business with proportionately more A&H premium, which had 100% retention. This increase was partially offset by the impact of ceded RRPs resulting from Hurricane Maria.

2016 versus 2015

Ceded Written Premiums were $8.4 million, resulting in a retention ratio of 94.9%, for the year ended December 31, 2016 compared to $6.9 million, resulting in a retention ratio of 96.1%, for the same period in 2015. The decrease was primarily due to an increase in ceded RRPs in our Marine product and an increase in excess of loss costs in our P&C product.

Net Earned Premiums

2017 versus 2016

Net Earned Premiums for the year ended December 31, 2017 increased $14.3 million as compared to the same period in 2016, primarily due to continued growth in our P&C, Agriculture and Specialty Casualty products. In addition, there was an increase in net assumed RRP benefit with a $6.1 million net RRP benefit for the year ended December 31, 2017, compared to a $1.6 million net RRP benefit for the same period in 2016. The net assumed RRP benefit in 2017 was primarily related to RRPs on Hurricanes Irma and Harvey.  Partially offsetting these increases in Net Earned Premiums was the impact from non-renewals in 2016 and late 2015 in our A&H products earning into 2017 as compared to 2016.

2016 versus 2015

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

Net Losses and LAE

The Net Losses and LAE Reserves as of December 31, 2017, 2016 and 2015 are as follows:

	GlobalRe
	Years Ended December 31,
amounts in thousands	2017	2016	2015
Case Reserves	$58,962	$47,505	$32,160
IBNR Reserves	93,275	67,856	76,616
Total	$152,237	$115,361	$108,776

The following table presents the impact of Net RRPs and Reserve Releases or (Development / Strengthening) on our Net Losses and LAE Ratio for the years ended December 31, 2017, 2016 and 2015:

	GlobalRe
	Years Ended December 31,
	2017	2016	2015
Reported Net Losses and LAE Ratio	74.9%	54.6%	56.1%
Net RRPs	2.7%	0.6%	0.3%
Additional Net Current AY Release/(Development)	(26.4%)	(2.4%)	(2.0%)
Net Prior AY Reserve Release/(Strengthening)	(1.6%)	1.3%	5.5%
Adjusted Net Losses and LAE Ratio	49.6%	54.1%	59.9%

2017 versus 2016

For the year ended December 31, 2017, our Reported Net Losses and LAE Ratio increased 20.3 points as compared to the same period in 2016. This was primarily driven by:

•

$45.4 million of Additional Net Current AY Reserve Development for the year ended December 31, 2017 primarily attributable to CAT losses of $34.9 million from Hurricanes Maria, Irma and Harvey, $1.8 million from the Puebla, Mexico Earthquake, and $8.7 million from other weather-related losses during the year. This compares to $3.9 million for the same period in 2016, mostly related to CAT losses including the Alberta Wildfires ($5.1 million), the Ecuador Earthquake ($2.7 million) and the Taiwan Earthquake ($0.9 million), partially offset by favorable loss emergence on the current AY, mostly driven by our A&H product.

•

$2.8 million of Net Prior AY Reserve Strengthening for the year ended December 31, 2017 mostly related to the settlement of a large A&H claim and unfavorable loss emergence within our P&C product, partially offset by favorable loss emergence across our Agriculture and Marine products, compared to $2.2 million of Net Prior AY Reserve Releases for the same period in 2016, related to our A&H product.

Partially offsetting the impact of the above items on the Reported Net Losses and LAE Ratio are:

•

The Adjusted Net Losses and LAE Ratio decreased 4.5 points year over year due to changes in mix of business with proportionally less earnings coming from our A&H product, which carries a higher loss ratio, and an increase in earnings from our P&C products, which carry lower loss ratios.

•

A $6.1 million net RRP benefit was primarily due to the CAT losses from Hurricanes Harvey, Irma and Maria consisting of $7.5 million of assumed RRPs, partially offset by $1.4 million of ceded RRPs, compared to a $1.6 million net RRP benefit for the same period in 2016.

2016 versus 2015

For the year ended December 31, 2016, our Reported Net Losses and LAE Ratio decreased 1.5 points as compared to the same period in 2015. This was primarily driven by:

•

The Adjusted Net Losses and LAE Ratio decreased 5.8 points year over year due to changes in mix of business with proportionally less earnings coming from our A&H product, which carries a higher loss ratio.

Partially offsetting the impact of the above items on the Reported Net Losses and LAE Ratio are:

•

$2.2 million of Net Prior AY Reserve Releases for the year ended December 31, 2016 driven by favorable loss emergence mostly from our A&H product. This compares to $9.1 million of Net Prior AY Reserve Releases for the same period in 2015 related to our Marine, P&C and A&H products due to lower than expected loss activity.

•

$3.9 million of Additional Net Current AY Reserve Development for the year ended December 31, 2016, of which $9.3 million was due to CAT losses including $5.1 million related to the Alberta Wildfires, $2.7 million due to the Ecuador Earthquake and $0.9 million due to the Taiwan Earthquake, partially offset by $5.4 million of favorable loss emergence on the current AY, mostly driven by our A&H product. This compares to $1.2 million of Net Current AY Reserve Development for the same period in 2015, mostly related to two large Marine losses.

Commission Expenses

2017 versus 2016

Our Commission Expense Ratio for the year ended December 31, 2017 increased 1.2 points compared to the same period in 2016. The increase was attributable to higher profit commission expense particularly on our Surety product and changes in the mix of business, partially offset by the effect of fully earned net RRPs from Hurricanes Irma, Harvey and Maria.

2016 versus 2015

The Commission Expense Ratio increased 1.6 percentage points for the year ended December 31, 2016 compared to the same period in 2015, resulting from an increase in earned premium for our P&C, Agriculture and Professional Liability products that attract higher commission rates, as well as additional profit commission expenses in our A&H and P&C products.

Other Operating Expenses

2017 versus 2016

Other Operating Expenses for the year ended December 31, 2017 increased $1.3 million as compared to the same period in 2016, primarily due to costs associated with new business initiatives.

2016 versus 2015

Other Operating Expenses increased $3.4 million for the year ended December 31, 2016 compared to the same period in 2015, due to growth in our underwriting teams and support staff, as well as increases in the allocation of corporate overhead.

Capital Resources and Liquidity

Capital Resources

Our capital resources consist of funds deployed or available to be deployed to support our business operations.  As of December 31, 2017 and 2016, our capital resources were as follows:

	As of December 31,
amounts in thousands	2017	2016
Senior Notes	$263,885	$263,728
Stockholders' Equity	1,225,965	1,178,188
Total Capitalization	$1,489,850	$1,441,916

Ratio of Debt to Total Capitalization	17.7%	18.3%

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

NIC may pay dividends to our Parent Company out of our statutory earned surplus pursuant to statutory restrictions imposed under the New York insurance law.  As of December 31, 2017, the maximum amount available for the payment of dividends by NIC in 2018 without prior regulatory approval is $105.7 million.

NCUL, our wholly-owned corporate member at Lloyd’s, may pay dividends to our Parent Company up to the extent of available profits that have been distributed from the Syndicate.  As of December 31, 2017, there are no profits available for distribution.

NIIC, our wholly-owned UK Insurance company, may pay dividends out of its statutory profits subject to the restrictions imposed under UK Company law and European Insurance regulation (Solvency II).  As of December 31, 2017, the maximum amount available for the payment of dividends by NIIC without prior regulatory approval is $8.4 million.

Senior Notes and Credit Facility

On October 4, 2013, we completed a public debt offering for $265.0 million of 5.75% Senior notes due on October 15, 2023 and received net proceeds of $263.3 million. The effective interest rate related to the net proceeds received from the 5.75% Senior notes is approximately 5.86%.  Interest is payable on the 5.75% Senior notes each April 15 and October 15. The terms of the 5.75% Senior notes contain various restrictive business and financial covenants, including a restriction on indebtedness, and other restrictions typical for debt obligations of this type, including limitations on mergers, liens and dispositions of the common stock of certain subsidiaries.  As of December 31, 2017, our Company was in compliance with all such covenants.

On November 4, 2016, NUAL entered into an Australian Dollar credit facility, which was subsequently amended on October 30, 2017, with Barclays Bank PLC. Letter of Credit commissions are payable under this facility at a rate of 1.55% per annum. The facility may be cancelled by either party after providing written notice.  This credit facility contains customary covenants for facilities of this type, including a restriction on future encumbrances that are outside the ordinary course of business, and a requirement to maintain at least £75.0 million of Funds at Lloyd’s. As of December 31, 2017, letters of credit with an aggregate face amount of 24.0 million Australian Dollars were outstanding under the credit facility, and our Company was in compliance with all covenants.

On November 7, 2016, we entered into a credit facility agreement with ING Bank N.V., London Branch, individually and as Administrative Agent for a syndicate of lenders (the “Club Facility”), which is secured by all the common stock of NIC and requires us to maintain at least forty percent of the outstanding amounts under such facility as Funds at Lloyd’s. The Club Facility has two tranches with one tranche extending a $140.0 million commitment and the other tranche extending a £60.0 million commitment. In addition, in order to support the increased underwriting capacity of the Syndicate for the 2017 UWY, we amended the $25.0 million credit facility with ING Bank N.V., London Branch dated November 20, 2015, on November 7, 2016 to extend the term for an additional two years (the “Bilateral Facility”). Both of these facilities, as well as the November 4, 2016 facility, are used to fund underwriting obligations at Lloyd’s for the 2017 UWY, as well as open prior UWYs.

The Bilateral Facility is a non-committed facility which has an applicable fee rate ranging from 0.85% to 1.20% per annum based upon our Company’s S&P rating. For the Club Facility the applicable fee rate payable ranges from 0.95% to 1.60% per annum based on a tiered schedule that is based on our then-current financial strength ratings issued by S&P and A.M. Best and the amount of our own collateral utilized to fund our participation in the Syndicate.  If any letters of credit remain outstanding under these facilities after December 31, 2018, we would be required to post additional collateral to secure the remaining letters of credit.  As of December 31, 2017, letters of credit with an aggregate face amount of $125.0 million and £60.0 million were outstanding under the Club Facility and we had an aggregate of $1.1 million of cash collateral posted.  As of December 31, 2017 there were letters of credit with a face amount of $25.0 million outstanding under the Bilateral Facility.

The Bilateral and Club Facilities contain customary covenants for facilities of this type, including restrictions on indebtedness and liens, limitations on mergers, dividends and the sale of assets, and requirements as to maintaining certain consolidated tangible net worth, statutory surplus and other financial ratios. These credit facilities also provide for customary events of default, including failure to pay principal, interest or fees when due, failure to comply with covenants, any representation or warranty made by our Company being false in any material respect, default under certain other indebtedness, certain insolvency or receivership events affecting our Company and our subsidiaries, the occurrence of certain material judgments, or a change in control of our Company.  As of December 31, 2017, our Company was in compliance with all covenants.

Shelf Registration

We generally maintain the ability to issue certain classes of debt and equity securities via a universal shelf registration statement filed with the SEC, which is renewed every three years. The shelf registration provides us the means to access the debt and equity markets relatively quickly.  Our current shelf registration was filed on April 14, 2015 with the SEC and expires in 2018. We intend to renew our current shelf registration prior to its expiration. This report is not an offer to sell or the solicitation of an offer to buy nor shall there be any sale of these securities in any state in which such offer, solicitation or sale would be unlawful prior to registration or qualification under the securities laws of such state.

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

Net cash provided by operating activities was $265.3  million for the year ended December 31, 2017 compared to $229.4 million for the same period in 2016.  Operating cash flows increased from the prior year due to the growth of our business, coupled with increased investment income collections due to growth in invested assets and higher yields. These increases were partially offset by higher federal tax payments and refunds of cash collateral held for certain lines of business.

Net cash used in investing activities was $247.7  million for the year ended December 31, 2017 compared to  $211.4 million for the comparable period in 2016.   The increase in cash used in investing activities is the result of changes in operating cash flows and the associated ongoing management of our investment portfolio.

Net cash used in financing activities was $18.4 million for the year ended December 31, 2017 compared to $7.3 million for the same period in 2016. The increase in cash used in financing activities is primarily related to increased tax withholding payments on vested stock compensation in 2017 as compared with 2016. To a lesser extent 2017 financing cash flows were impacted by the institution of a quarterly stockholder dividend which was paid for the first time in the third quarter of 2016.

Our diversified underwriting portfolio has demonstrated an ability to withstand catastrophic losses. Since 1993, we have generated positive cash flows from operations, notwithstanding the impacts of the global financial crisis and the recognition of significant natural CAT-related losses during these years. Should claim payment obligations accelerate beyond our ability to fund payments from operating cash flows, we would utilize our cash and cash equivalent balances and/or liquidate a portion of our investment portfolio. Our investment portfolio is heavily weighted towards conservative, high quality and highly liquid securities which would be available in two business days under normal market conditions. Unrestricted Cash and Short Term investments, together with Fixed Maturities due in one year or less, total $410.5 million at December 31, 2017.  By comparison, we estimate that the largest exposure to loss from a single 1 in 250 year natural CAT event as of December 31, 2017, results in a probable maximum pre-tax gross and net loss of approximately $182.1 million and $39.9 million, respectively, including the cost of RRPs.

Our Company anticipates closing on the purchase of all of the shares of ASCO and BDM in the first half of 2018. The aggregate consideration for the acquisition of ASCO and BDM is EUR 35 million and will be funded through our Company’s existing capital resources. See Footnote 8, Commitment and Contingencies, in our consolidated financial statements included in this Annual Report on Form 10-K for further information.

Ratings

Our ability to underwrite is dependent upon the financial strength of NIC, NSIC, Lloyd’s and NIIC business.  Financial strength ratings represent the opinions of the rating agencies on the financial strength of a company and its capacity to meet the obligations of insurance policies.  Independent ratings are important to our competitive position in the insurance markets.  The rating agencies consider many factors in determining the financial strength rating of an insurance company, including the relative level of statutory surplus necessary to support the business operations of our Company.  These ratings are based upon factors relevant to policyholders, agents and intermediaries and are not directed toward the protection of investors.  Such ratings are not recommendations to buy, sell or hold securities. We could be adversely impacted by a downgrade in our financial strength ratings, including a possible reduction in demand for our products, higher borrowing costs and our ability to access the capital markets.

U.S. insurance companies, NIC and NSIC, utilize the financial strength ratings from A.M. Best and S&P for underwriting purposes. NIC and NSIC are both rated “A” (Excellent – positive outlook) by A.M. Best and “A” (Strong - stable outlook) by S&P.  The Syndicate utilizes the ratings from A.M. Best and S&P for underwriting purposes, which apply to all Lloyd’s syndicates.  Lloyd’s is rated “A” (Excellent – stable outlook) by A.M. Best and A+ (Strong – negative outlook) by S&P. NIIC utilizes the financial strength ratings from AM Best and S&P for underwriting purposes.  NIIC is rated “A” (Excellent – stable outlook) by AM Best and “A” (Strong – stable outlook) by S&P.

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

Contractual Obligations

The following table sets forth the best estimate of our known contractual obligations with respect to the items indicated as of December 31, 2017:

	Payments Due by Period
amounts in thousands	Total	Less than 1 Year	1-3 Years	3-5 Years	Thereafter
Reserves for Losses and LAE (1)	$2,515,145	$885,113	$904,458	$398,164	$327,410
5.75% Senior Notes (2)	353,251	15,238	30,475	30,475	277,063
Operating Leases (3)	91,204	12,075	22,864	19,969	36,296
Total	$2,959,600	$912,426	$957,797	$448,608	$640,769

(1)

The amounts determined are estimates which are subject to a high degree of variation and uncertainty, and are not subject to any specific payment schedule since the timing of these obligations are not set contractually.  The amounts in the above table exclude reinsurance recoveries of $809.8 million.  See “Business – Loss Reserves” included herein.

(2)	Includes interest payments.
(3)	Obligation includes rent and rent items. Rent items are estimates based on the lease agreement due to uncontrollable fluctuations of actual costs.

Due to the uncertainty regarding the timing and amounts related to the Transition Tax that will ultimately be paid has been excluded from the above contractual obligations table. See Footnote 9, Income Taxes, in our consolidated financial statements included in this Annual Report on Form 10-K for further information.

Investments

Our investment portfolio is invested primarily in publicly traded, investment grade, fixed income securities with an average credit quality of AA-/Aa3 as rated by S&P or Moody’s Investors Service (“Moody’s”).  As of December 31, 2017, our portfolio had a duration of 3.5 years.  Management periodically projects cash flow of the investment portfolio and other sources in order to maintain the appropriate levels of liquidity in an effort to ensure our ability to satisfy claims.  As of December 31, 2017 and December 31, 2016, all Fixed Maturities and Equity Securities held by us were classified as available-for-sale.

Our portfolio is externally managed by independent, professional investment managers and is broadly diversified across geographies, sectors, and issuers. The primary objectives are to maximize total investment return in the context of preserving and enhancing stockholder value and the statutory surplus of our regulated insurance companies.  As part of our overall investment strategy, we seek to build a tax efficient investment portfolio by maintaining an allocation to tax exempt municipal bonds. As of December 31, 2017, the tax-exempt portion of our Fixed Maturities portfolio was approximately 22.4%. Additionally, substantially all of our Equity Securities portfolio is invested in tax efficient securities which qualify for the dividends received deduction. Our investments are subject to the oversight of the respective insurance companies’ Boards of Directors and the Finance Committee of the Parent Company’s Board of Directors.

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

The following table summarizes the composition of our available-for-sale investments at fair value:

	Fair Value as of December 31,
amounts in thousands	2017	2016	% Change
Fixed Maturities:
U.S. Treasury Bonds, Agency Bonds and Foreign Government Bonds	$393,563	$273,776	43.8%
States, Municipalities and Political Subdivisions	814,632	547,415	48.8%
Mortgage-Backed and Asset-Backed Securities:
Agency Residential Mortgage-Backed Securities	407,619	487,364	(16.4%)
Residential Mortgage Obligations	54,104	20,530	163.5%
Asset-Backed Securities	328,753	314,601	4.5%
Commercial Mortgage-Backed Securities	160,904	154,139	4.4%
Subtotal	$951,380	$976,634	(2.6%)
Corporate Exposures	897,479	838,057	7.1%
Total Fixed Maturities	$3,057,054	$2,635,882	16.0%
Equity Securities:
Common Stocks	$52,439	$164,087	(68.0%)
Preferred Stocks	183,542	185,055	(0.8%)
Total Equity Securities	$235,981	$349,142	(32.4%)
Short-Term Investments	$127,128	$143,539	(11.4%)
Total Investments	$3,420,163	$3,128,563	9.3%

Invested assets increased from December 31, 2016 due to operating cash flows. Operating cash flows were primarily directed to municipal bonds and to a lesser extent Residential Mortgage Obligations, some of which are floating rate securities which protect against interest rate risk in a rising rate environment. The decrease in Common Stocks is due to the liquidation of our Common Stock Equity Securities portfolio in December 2017, the proceeds of which were invested in U.S. Treasuries as we reassess our actively managed common stock equity strategy.

The following table sets forth the amount of our Fixed Maturities as of December 31, 2017 by S&P credit rating or, if an S&P rating is not available, the equivalent Moody’s rating.

		December 31, 2017
amounts in thousands	Rating	Fair Value	Amortized Cost
Rating Description:
Extremely Strong	AAA	$427,448	$424,538
Very Strong	AA	1,365,623	1,356,761
Strong	A	752,369	746,768
Adequate	BBB	385,526	377,802
Speculative	BB & Below	125,646	121,183
Not rated	NR	442	356
Total	AA- (1)	$3,057,054	$3,027,408

(1) - The total rating is the weighted average quality rating for the Fixed Maturities portfolio as a whole.

The following table sets forth the composition of the non-government guaranteed Fixed Maturities categorized by asset class and generally equivalent S&P and Moody’s ratings (not all securities in our portfolio are rated by both S&P and Moody’s):

	As of December 31, 2017
amounts in thousands	AAA	AA	A	BBB	BB and below	NR	Fair Value	Amortized Cost
Municipal Bonds	$80,829	$538,876	$177,601	$17,326	$—	$—	$814,632	$795,919
Agency Residential Mortgage-Backed	—	407,619	—	—	—	—	407,619	410,681
Residential Mortgage-Backed	11,481	4,919	61	33,128	4,073	442	54,104	53,577
Asset-Backed	127,882	60,106	111,344	29,421	—	—	328,753	327,278
Commercial Mortgage-Backed	103,600	29,939	27,365	—	—	—	160,904	159,732
Corporate Exposures	6,742	56,078	407,436	305,651	121,572	—	897,479	886,725
Total	$330,534	$1,097,537	$723,807	$385,526	$125,645	$442	$2,663,491	$2,633,912

The following table sets forth our U.S. Treasury Bonds, agency bonds and Foreign Government Bonds, as well as our State, Municipality and Political Subdivision Bond holdings by type:

	As of December 31, 2017
amounts in thousands	Fair Value	Amortized Cost
U.S. Treasury Bonds, Agency Bonds and Foreign Government Bonds:
U.S. Treasury Bonds	$178,251	$177,848
Agency Bonds	85,891	86,124
Foreign Government Bonds	129,421	129,524
Total U.S. Treasury Bonds, Agency Bonds and Foreign Government Bonds	$393,563	$393,496

States, Municipalities and Political Subdivisions:
General Obligation	$208,257	$203,850
Prerefunded	49,346	47,353
Revenue	427,007	414,801
Taxable	130,022	129,915
Total States, Municipalities and Political Subdivisions	$814,632	$795,919

As of December 31, 2017, we own $53.6 million of municipal securities, which are credit enhanced by various financial guarantors which have an average underlying credit rating of AA-.

The following table sets forth our Agency Residential Mortgage-Backed Securities (“AMBS”)  issued by the Government National Mortgage Association (“GNMA”), Federal National Mortgage Association (“FNMA”) and Federal Home Loan Mortgage Corporation (“FHLMC”) and the quality category (Prime, Alternative A-paper (“Alt-A”) and Other for  Residential Mortgage -Backed Securities (“RMBS”) as of December 31, 2017:

	As of December 31, 2017
amounts in thousands	Fair Value	Amortized Cost
AMBS:
GNMA	$43,152	$42,778
FNMA	257,053	259,835
FHLMC	107,414	108,068
Total Agency Residential Mortgage-Backed Securities	$407,619	$410,681

RMBS:
Prime	$41,735	$41,235
Alt-A	888	805
Other	11,481	11,537
Total Residential Mortgage-Backed Securities	$54,104	$53,577

We analyze our mortgage-backed securities by credit quality of the underlying collateral distinguishing between the securities issued by FNMA, FHLMC and GNMA, which are federal government sponsored entities, and non-FNMA and non-FHLMC securities broken out by prime, Alt-A and other collateral.  The securities issued by FNMA and FHLMC are the obligations of each respective entity.  The U.S. Department of the Treasury has agreed to provide support to FNMA and FHLMC under a Preferred Stock Purchase Agreement by committing to make quarterly payments to these enterprises, if needed, to maintain a zero net worth.

Prime collateral consists of mortgages or other collateral from the most creditworthy borrowers.  Alt-A collateral consists of mortgages or other collateral from borrowers, which have a risk potential greater than prime but less than subprime.  Such prime and Alt-A categories are as defined by S&P.

Details of the collateral of our Asset-Backed Securities portfolio as of December 31, 2017 are presented below:

	As of December 31, 2017
amounts in thousands	Fair Value	Amortized Cost
Auto Loans	$26,100	$26,014
Credit Cards	23,239	23,256
Collateralized Loan Obligations	99,893	99,522
Single Family Rental	45,773	45,485
Time Share	35,079	35,337
Aircraft	20,096	19,401
Consumer Loans	46,000	46,132
Other	32,573	32,131
Total Asset-Backed Securities	$328,753	$327,278

Details of our Corporate Exposures portfolio as of December 31, 2017 are presented below:

	As of December 31, 2017
amounts in thousands	Fair Value	Amortized Cost
Corporate Exposures:
Corporate Bonds	$703,664	$699,092
Hybrid Bonds	161,573	157,075
Redeemable Preferred Stocks	32,242	30,558
Total Corporate Exposures	$897,479	$886,725

As of December 31, 2017, the fair value of securities issued in foreign countries was $353.1 million, with an amortized cost of $352.8 million, representing 10.7% of our total Fixed Maturities and Equity Securities. Our largest exposure is Canada with a total of $152.3 million followed by the United Kingdom with a total of $40.2 million.

Our Company did not have gross unrealized investment losses where the fair value was less than 80.0% of amortized cost as of December 31, 2017.

Our Company had four credit related OTTI losses of $2.1 million in our Equity Securities portfolio during the year ended December 31, 2017. During the year ended December 31, 2016, we recognized one credit related OTTI loss of $0.2 million in our Fixed Maturities portfolio. During the year ended December 31, 2015, we recognized three credit related OTTI losses of $1.7 million in our Equity Securities portfolio.

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

The reserves for asbestos exposures as of December 31, 2017 are for:  (i) one large settled claim for excess insurance policy limits exposed to a class action suit against an insured involved in the manufacturing or distribution of asbestos products being paid over several years and (ii) attritional asbestos claims that could be expected to occur over time.  Substantially all of our asbestos liability reserves are included in our U.S. Marine operating segment loss reserves.

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

The following tables set forth our gross and net losses and LAE reserves, incurred losses and LAE, and payments for our asbestos exposures for the periods indicated:

	Years Ended December 31,
amounts in thousands	2017	2016	2015
Gross of Reinsurance
Beginning Gross Reserves	$15,213	$15,256	$15,370
Plus: Incurred Losses & LAE	78	90	(43)
Less: Calendar Year Payments	42	133	71
Ending Gross Reserves	$15,249	$15,213	$15,256

Gross Case Loss Reserves	$12,984	$12,948	$12,991
Gross IBNR Loss Reserves	2,265	2,265	2,265
Ending Gross Reserves	$15,249	$15,213	$15,256

Net of Reinsurance
Beginning Net Reserves	$10,203	$10,200	$10,291
Plus: Net Incurred Losses & LAE	(40)	65	(1,092)
Less: Calendar Year Payments	(46)	62	(1,001)
Ending Net Reserves	$10,209	$10,203	$10,200

Net Case Loss Reserves	$8,149	$8,143	$8,140
Net IBNR Loss Reserves	2,060	2,060	2,060
Ending Net Reserves	$10,209	$10,203	$10,200

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

Our Company has significant natural catastrophe exposures throughout the world. We estimate that the largest exposure to loss from a 1 in 250 year single natural catastrophe event comes from a hurricane on the east coast of the U.S.  As of December 31, 2017, our Company estimates that the probable maximum pre-tax gross and net loss exposure from such a hurricane event would be approximately $182.1 million and $39.9 million, respectively, including the cost of RRPs.

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

Hurricanes Harvey, Irma and Maria, Alberta Wildfires and Hurricane Joaquin

Hurricanes Harvey, Irma and Maria, which occurred in the third quarter of 2017, the Alberta Wildfires, which occurred in the second quarter of 2016 and Hurricane Joaquin, which occurred in the fourth quarter of 2015 generated substantial losses in our U.S. and Int’l Marine and P&C operating segments, as well as in our GlobalRe reporting segment.   As of December 31, 2017, the net reserves for Hurricanes Harvey, Irma and Maria total $40.7 million, the net reserves for the Alberta Wildfires total $1.5 million and the net reserves for Hurricane Joaquin were fully paid. Management believes that should any adverse loss development for gross claims occur from the aforementioned hurricanes and wildfires, it would be contained within the reinsurance program.

Hurricanes Harvey, Irma and Maria

The following table sets forth our gross and net losses and LAE reserves, incurred losses and LAE, and payments for Hurricanes Harvey, Irma and Maria for the year ended December 31, 2017:

	Year Ended December 31, 2017
amounts in thousands	Harvey	Irma	Maria
Gross of Reinsurance
Beginning Gross Reserves	$—	$—	$—
Plus: Incurred Losses & LAE	39,689	65,349	37,808
Less: Calendar Year Payments	7,147	18,780	8,440
Ending Gross Reserves	$32,542	$46,569	$29,368

Gross Case Loss Reserves	$15,942	$27,581	$9,757
Gross IBNR Loss Reserves	16,600	18,988	19,611
Ending Gross Reserves	$32,542	$46,569	$29,368

Net of Reinsurance
Beginning Net Reserves	$—	$—	$—
Plus: Net Incurred Losses & LAE	15,780	28,326	23,414
Less: Calendar Year Payments	2,604	15,816	8,439
Ending Net Reserves	$13,176	$12,510	$14,975

Net Case Loss Reserves	$5,569	$12,480	$8,434
Net IBNR Loss Reserves	7,607	30	6,541
Ending Net Reserves	$13,176	$12,510	$14,975

Hurricanes Harvey, Irma and Maria impacted 2017 with a total estimated net loss for the year of $67.5 million and $0.3 million in additional Net RRPs.

Our estimated net losses in relation to these events were derived from ground-up analysis of our in-force contracts providing coverage in the affected regions. These analyses include information from brokers or customers and also consider catastrophe modeling analyses, underwriters’ review of certain contracts and industry and/or statistical estimates. Our estimates remain subject to change as additional data becomes available.

The magnitude and complexity of losses arising from these events inherently increases the level of uncertainty as well as management judgment involved in determining our estimated net reserve for loss expenses. As a result, our actual losses from these events may ultimately differ materially from our current estimates.

Alberta Wildfires

The following table sets forth our gross and net losses and LAE reserves, incurred losses and LAE, and payments for the Alberta Wildfires for the years ended December 31, 2017 and 2016:

	Years Ended December 31,
amounts in thousands	2017	2016
Gross of Reinsurance
Beginning Gross Reserves	$13,661	$—
Plus: Incurred Losses & LAE	(5,513)	19,347
Less: Calendar Year Payments	4,760	5,109
Less: Foreign Currency Exchange Impact	(373)	577
Ending Gross Reserves	$3,761	$13,661

Gross Case Loss Reserves	$3,761	$8,503
Gross IBNR Loss Reserves	—	5,158
Ending Gross Reserves	$3,761	$13,661

Net of Reinsurance
Beginning Net Reserves	$7,263	$—
Plus: Net Incurred Losses & LAE	(2,581)	11,682
Less: Calendar Year Payments	3,459	4,119
Less: Foreign Currency Exchange Impact	(255)	300
Ending Net Reserves	$1,478	$7,263

Net Case Loss Reserves	$1,478	$5,008
Net IBNR Loss Reserves	—	2,255
Ending Net Reserves	$1,478	$7,263

The Alberta wildfires impacted 2016 with a total estimated net loss for the year of $11.7 million and $1.8 million in additional RRPs. During 2017, the net loss decreased by $2.6 million due to favorable development. The RRP decreased by $0.6 million.

Hurricane Joaquin

The following table sets forth our gross and net losses and LAE reserves, incurred losses and LAE, and payments for Hurricane Joaquin for the years ended December 31, 2017, 2016 and 2015:

	Years Ended December 31,
amounts in thousands	2017	2016	2015
Gross of Reinsurance
Beginning Gross Reserves	$1,486	$22,735	$—
Plus: Incurred Losses & LAE	3,551	—	31,749
Less: Calendar Year Payments	4,898	21,249	9,014
Ending Gross Reserves	$139	$1,486	$22,735

Gross Case Loss Reserves	$77	$572	$3,113
Gross IBNR Loss Reserves	62	914	19,622
Ending Gross Reserves	$139	$1,486	$22,735

Net of Reinsurance
Beginning Net Reserves	$—	$1,933	$—
Plus: Net Incurred Losses & LAE	—	—	10,000
Less: Calendar Year Payments	—	1,933	8,067
Ending Net Reserves	$—	$—	$1,933

Net Case Loss Reserves	$—	$—	$1,933
Net IBNR Loss Reserves	—	—	—
Ending Net Reserves	$—	$—	$1,933

Hurricane Joaquin impacted 2015 with a total estimated net loss for the year of $10.0 million and $4.0 million in additional RRPs. At December 31, 2016 the RRPs were $2.6 million, reduced by $1.3 million as a result of losses reported not subject to excess of loss reinsurance protection.  At December 31, 2017, there was an overall RRP increase of $0.4 million as a result of a $3.6 million increase in gross losses with no net loss impact.

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

Our Company has established a reserve for uncollectible reinsurance in the amount of $12.6 million and $12.1 million as of December 31, 2017 and 2016, respectively. Our reserve is determined by considering reinsurer specific default risk as indicated by their financial strength ratings, as well as additional default risk for asbestos and environmental related recoverables or an individual impairment assessment for certain reinsurers that exhibit additional default risk. Actual uncollectible reinsurance could potentially differ from the estimate.  The increase in our reserves for uncollectible reinsurance as compared to 2016 is driven primarily by one of our reinsurers having been placed in liquidation by the State of California. We continue to monitor the liquidation process and assess our potential exposure.

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

Reserves for Losses and LAE

Reserves for losses and LAE represent an estimate of the expected cost of the ultimate settlement and administration of losses, based on facts and circumstances then known less the amount paid to date.  Our actuaries calculate indicated IBNR loss reserves by UWY for major product groupings using standard actuarial methodologies, which are projection or extrapolation techniques, including: (a) the loss ratio method, (b) the loss development method, and (c) the Bornhuetter-Ferguson method.  Each of these methodologies is generally applicable to both long tail and short tail lines of business depending on a variety of circumstances.  Informed subjective judgments as to our ultimate exposure to losses are an integral component of our loss reserving process due to numerous factors that contribute to the inherent uncertainty in the process of establishing loss reserves, including:

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

The following discusses the method used for calculating the IBNR for various lines of business and key assumptions used in applying the actuarial methods described.

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

The data distribution as of December 31, 2017 as measured by net case reserves outstanding is as follows:

	Short Tailed	Long Tailed	New Business	Total
U.S. Insurance:
Marine	61.2%	38.8%	0.0%	100.0%
P&C	5.5%	91.0%	3.5%	100.0%
Professional Liability	0.0%	99.8%	0.2%	100.0%

Int'l Insurance:
Marine	61.8%	35.2%	3.0%	100.0%
P&C	56.5%	7.6%	35.9%	100.0%
Professional Liability	0.0%	99.4%	0.6%	100.0%

GlobalRe	80.2%	9.8%	10.0%	100.0%

Sensitivity Analysis

The following table provides a sensitivity analysis of our Net Reserves for Losses and LAE as of December 31, 2017:

		Reasonably Likely Range of Deviation
	Total Net	Strengthening		Release
amounts in thousands	Loss Reserve	Amount	%	Amount	%
U.S. Insurance
Marine	$103,694	$3,950	3.8%	$3,805	3.7%
P&C	892,555	42,856	4.8%	40,892	4.6%
Professional Liability	113,423	11,558	10.2%	10,489	9.2%
Portfolio Effect (1)		(17,399)		(15,680)
Total U.S. Insurance	$1,109,672	$40,965	3.7%	$39,506	3.6%
Int'l Insurance
Marine	$221,318	$27,075	12.2%	$24,124	10.9%
P&C	103,479	16,121	15.6%	13,948	13.5%
Professional Liability	118,674	41,453	34.9%	30,722	25.9%
Portfolio Effect (1)		(32,134)		(21,839)
Total Int'l Insurance	$443,471	$52,515	11.8%	$46,955	10.6%
GlobalRe	152,237	38,550	25.3%	30,761	20.2%
Subtotal	$1,705,380	$132,030		$117,222
Portfolio Effect (1)	—	(79,840)		(66,582)
Group Total	$1,705,380	$52,190	3.1%	$50,640	3.0%

Increase (Decrease) to Net Income
Amount		$(41,230)		$40,005
Per Share (2)		$(1.37)		$1.33

(1) - The totals for each segment are adjusted for portfolio effect.  The portfolio effect is the reduction in risk which arises out of diversification in the portfolio.

(2) - Calculated using average diluted shares of 30,071 for the year ended December 31, 2017.

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

A portion of our premium is estimated for unreported premium, mostly for our Marine and Energy & Engineering products written by our Int’l Insurance reporting segment, as well as our A&H, Marine, P&C, Specialty Casualty, Agriculture and Surety products written by our GlobalRe reporting segment. Such premium estimates are based on submission data received from brokers and agents and recorded when the insurance policy or reinsurance contract is written or bound.  The estimates are regularly reviewed and updated taking into account the premium received to date versus the estimate and the age of the estimate.  To the extent that the actual premium varies from the estimates, the difference, along with the related loss reserves and underwriting expenses, is recorded in current operations.

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

Recoverability of Deferred Tax Assets

We recognize deferred tax assets and liabilities, which primarily result from temporary differences between the amounts recorded in our Consolidated Financial Statements and the tax basis of our assets and liabilities.  At each balance sheet date, we assess the need to establish a valuation allowance that reduces deferred tax assets when it is more likely than not that all, or some portion, of the deferred tax assets will not be realized.  The valuation allowance is based on all available information including projections of future taxable income from each tax-paying component in each tax jurisdiction, principally derived from available tax planning strategies.  Projections of future taxable income incorporate several assumptions of future business and operations that are apt to differ from actual experience. We regularly review our deferred tax assets for recoverability, taking into consideration our history of earnings, expectations for future earnings, taxable income in carryback years and the expected timing of the reversals of existing temporary differences. When we believe it is more likely than not that a deferred tax asset will not be realized, we establish a valuation allowance for that deferred tax asset.  Our valuation allowance as of December 31, 2017 is $1.8 million.

We have accounted for the tax effects of the Tax Act on a provisional basis. SAB 118 has provided guidance for companies that are still analyzing their accounting for the income tax effects of the Tax Act in the period of enactment, allowing for a measurement period of up to one year after the enactment date to finalize the recording of the related tax impacts. As of December 31, 2017, we have made a reasonable estimate of the effects on our deferred tax balances and the Transition Tax.

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

Recent Accounting Pronouncements

Refer to Note 1. Organization & Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements for a discussion of recently issued accounting pronouncements that we have not yet adopted.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Sensitive Instruments and Risk Management

Market risk represents the potential for loss due to adverse changes in the fair value of financial instruments.  We are exposed to potential loss from various market risks, including changes in interest rates, equity prices and foreign currency exchange rates.  Market risk is directly influenced by the volatility and liquidity in the markets in which the related underlying assets are traded.  The following is a discussion of our primary market risk exposures and how those exposures have been managed through December 31, 2017.  Our market risk sensitive instruments are entered into for purposes other than trading and speculation.

The carrying value of our investment portfolio as of December 31, 2017 was $3.4 billion of which 89.4% was invested in fixed maturity securities.  The primary market risk to our investment portfolio is interest rate risk associated with investments in fixed maturity securities.  We do not make direct investments in commodities.

For fixed maturity securities, short-term liquidity needs and the potential liquidity needs of our business are key factors in managing our portfolio.  Our portfolio duration relative to our liabilities’ duration is primarily managed through investment transactions.

There were no significant changes regarding our investment portfolio in our primary market risk exposures or in how those exposures were managed for the year ended December 31, 2017.  We do not currently anticipate significant changes in our primary market risk exposures or in how those exposures are managed in future reporting periods based upon what is known or expected to be in effect in future reporting periods.

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

For interest rate sensitive securities, modified duration modeling is used to calculate changes in fair values.  Durations on interest rate sensitive securities are adjusted for call, put and interest rate reset features.  Duration on tax-exempt securities is adjusted for the fact that the prices on such securities are less sensitive to changes in interest rates compared to treasury securities.  Average duration is calculated on a market value weighted basis using holdings as of December 31, 2017.

The following table summarizes the effect that an immediate, parallel shift in the interest rate yield curve would have on our interest rate sensitive securities as of December 31, 2017 and 2016:

	Interest Rate Shift in Basis Points
amounts in thousands	-100	-50	0	+50	+100
December 31, 2017:
Total market value	$3,354,341	$3,298,279	$3,240,596	$3,181,617	$3,121,990
Market value change from base	3.5%	1.8%		-1.8%	-3.7%
Change in unrealized value	$113,745	$57,683	$—	$(58,979)	$(118,606)

December 31, 2016:
Total market value	$2,929,824	$2,877,919	$2,820,936	$2,763,389	$2,705,842
Market value change from base	3.9%	2.0%		-2.0%	-4.1%
Change in unrealized value	$108,888	$56,983	$—	$(57,547)	$(115,094)

Common Equity Price Risk

Our portfolio of common equity securities currently valued at $52.4 million, as of December 31, 2017, which we carry on our Balance Sheet at fair value, has exposure to price risk.  This risk is defined as the potential loss in fair value resulting from adverse changes in stock prices.  Our portfolio is benchmarked to the S&P 500 index and changes in that index may approximate the impact on our portfolio.

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

The principal currencies creating foreign currency exchange risk for our operations are the GBP, EUR and the CAD. The following table shows the foreign currency denominated net asset position, with elimination of intercompany balances, in USD equivalent at December 31, 2017 and 2016, and the expected dollar change in fair value that would occur if exchange rates changed 10% from exchange rates in effect at those times:

	At Years Ended December 31,
amounts in thousands	2017	2016	2017	2016
Original Currency	Value of Net Assets in USD		10% depreciation of all foreign currency exchange rates against the USD
GBP	$43,117	$25,333	$(4,311)	$(2,534)
EURO	(73,172)	(29,870)	7,317	2,987
CAD	82,639	67,992	(8,264)	(6,799)
Total (1)	$52,584	$63,455	$(5,258)	$(6,346)

(1) Amount excludes additional currencies where the value of net assets in USD equivalent is less than 1% of total net assets of our Company

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

Management’s Report on Internal Control Over Financial Reporting

(a)	Management’s report on internal control over financial reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f).  Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on our evaluation under such framework, our management concluded that our internal control over financial reporting as of December 31, 2017 was effective.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our Company’s independent registered public accounting firm, KPMG LLP, has audited the effectiveness of our Company’s internal control over financial reporting as of December 31, 2017, as stated in their report in item (b) below.

(b)	Attestation report of the registered public accounting firm

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
The Navigators Group, Inc.:

Opinion on Internal Control Over Financial Reporting

We have audited The Navigators Group, Inc.’s and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2017 and 2016, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2017, and the related notes and financial statement schedules I to VI collectively, the consolidated financial statements, and our report dated February 21, 2018 expressed an unqualified opinion on those consolidated financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting

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

/s/ KPMG LLP

New York, NY
February 21, 2018

(c)	Changes in internal control over financial reporting

There was no further change during the fourth fiscal quarter in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information concerning our directors and executive officers is contained under “Election of Directors” in our definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 10, 2018 (our “Proxy Statement”), which information is incorporated herein by reference.  Information concerning the Audit Committee and the Audit Committee’s financial expert of our Company is contained under “Board of Directors and Committees” in our Proxy Statement, which information is incorporated herein by reference.  Information concerning compliance with Section 16(a) is contained under “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement.

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
b.

Exhibits: The exhibits listed in the accompanying Index to Exhibits on the following page include the management contracts and compensatory plans or arrangements required to be filed as exhibits to this Form 10‑K by Item 601(a)(10)(iii) of Regulation S‑K.

Exhibit No.	Description of Exhibit	Previously filed and Incorporated Herein by Reference to:
3-1	Restated Certificate of Incorporation	Form S-8 filed July 26, 2002 (File No. 333-97183)

3-2	Certificate of Amendment to the Restated Certificate of Incorporation	Form S-8 filed July 26, 2002 (File No. 333-97183)

3-3	By-laws, as amended	Form S-1 (File No. 33-5667) (P)

3-4	Certificate of Amendment to the Restated Certificate of Incorporation	Form 10-Q for June 30, 2006

4-1	Specimen of Common Stock certificate, par value $0.10 per share	Form S-8 filed June 20, 2003 (File No. 333-106317)

4-2	Second Supplemental Indenture, dated as of October 4, 2013, between the Company and The Bank of New York Mellon	Form 8-K filed October 4, 2013

10-1*	Stock Option Plan	Form S-1 (File No. 33-5667) (P)

10-2*	Non-Qualified Stock Option Plan	Form S-4 (File No. 33-75918) (P)

10-3	Employment Agreement with Stanley A. Galanski effective March 26, 2001	Form 10-Q for March 31, 2001

10-4	Employment Agreement with R. Scott Eisdorfer dated September 1, 1999	Form 10-K for December 31, 2001

10-5*	2002 Stock Incentive Plan	Proxy Statement filed May 29, 2002

10-6*	Employee Stock Purchase Plan	Proxy Statement filed April 30, 2003

10-7*	Executive Performance Incentive Plan	Proxy Statement filed April 7, 2008

10-8	Form of Indemnity Agreement by the Company and the Selling Stockholders (as defined therein)	Amendment No. 2 to Form S-3 dated October 1, 2003 (File No.333-108424)

10-9*	Second Amended and Restated 2005 Stock Incentive Plan	Proxy Statement filed April 12, 2013

10-10

Third Amended and Restated Funds at Lloyd's Letter of Credit Agreement, dated as of November 7, 2016, among the Company, ING Bank N.V., London Branch, individually and as Administrative Agent and Letter of Credit Agent,  JP Morgan Chase Bank N.A., and Barclays Bank PLC

Form 8-K filed November 8, 2016

10-11	Employment Agreement with Colin Sprott dated July 10, 2013	Form 10-K for December 31, 2013

10-12*	Non-Qualified Deferred Compensation Plan	Form 10-Q for March 31, 2015

10-13	Guarantee, dated February 16, 2017, entered into by the Company	Form 10-K for December 31, 2016

10-14	Share Purchase Agreement, dated as of December 15, 2017, by and between the Company and Ackermans & van Haaren NV, SIPEF NV, Mr. Jozef Gielen and Kapimar Comm.V	Form 8-K filed December 18, 2017

11-1	Statement re Computation of Per Share Earnings	**

21-1	Subsidiaries of Registrant	**

23-1	Consent of Independent Registered Public Accounting Firm	**

31-1	Certification of CEO per Section 302 of the Sarbanes-Oxley Act	**

31-2	Certification of CFO per Section 302 of the Sarbanes-Oxley Act	**

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

(P)  Paper filing only

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, our Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

The Navigators Group, Inc.
(Company)

Dated: February 21, 2018	By:	/s/ Ciro M. DeFalco
Ciro M. DeFalco
Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of our Company and in the capacities and on the dates indicated.

Name	Title	Date

/s/ ROBERT V. MENDELSOHN	Chairman	February 21, 2018
Robert V. Mendelsohn

/s/ STANLEY A. GALANSKI	President and Chief Executive Officer (Principal Executive Officer)	February 21, 2018
Stanley A. Galanski

/s/ CIRO M. DEFALCO	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 21, 2018
Ciro M. DeFalco

/s/ SAUL L. BASCH	Director	February 21, 2018
Saul L. Basch

/s/ TERENCE N. DEEKS	Director	February 21, 2018
Terence N. Deeks

/s/ MERYL D. HARTZBAND	Director	February 21, 2018
Meryl D. Hartzband

/s/ GEOFFREY E. JOHNSON	Director	February 21 2018
Geoffrey E. Johnson

/s/ DAVID M. PLATTER	Director	February 21, 2018
David M. Platter

/s/ PATRICIA H. ROBERTS	Director	February 21, 2018
Patricia H. Roberts

/s/ JANICE C. TOMLINSON	Director	February 21, 2018
Janice C. Tomlinson

/s/ MARC M. TRACT	Director	February 21 2018
Marc M. Tract

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

The Navigators Group, Inc.:

Opinion on the Financial Statements

We have audited the consolidated financial statements and the related notes and financial statement schedules I to VI (collectively, “the consolidated financial statements”) of The Navigators Group, Inc. and subsidiaries (the “Company”) as listed in the accompanying index. In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Navigators Group, Inc. and subsidiaries as of December 31, 2017 and 2016, and the results of their operations and their cash flows for each of the years in the three‑year period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), The Navigators Group, Inc.’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 21, 2018 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. An audit includes performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

We have served as the Company’s auditor since 1985.

/s/KPMG LLP

New York, New York
February 21, 2018

THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
amounts in thousands, except per share amounts	2017	2016
ASSETS
Investments:
Fixed Maturities, available-for-sale, at fair value (amortized cost: 2017: $3,027,408; 2016: $2,628,225)	$3,057,054	$2,635,882
Equity Securities, available-for-sale, at fair value (cost: 2017: $224,159; 2016: $327,911)	235,981	349,142
Other Invested Assets	1,720	1,960
Short-Term Investments, at fair value (amortized cost: 2017: $127,125; 2016: $143,451)	127,128	143,539
Total Investments	$3,421,883	$3,130,523
Cash	67,084	64,643
Premiums Receivable	351,393	306,686
Prepaid Reinsurance Premiums	228,569	213,377
Reinsurance Recoverable on Paid Losses	72,494	82,582
Reinsurance Recoverable on Unpaid Losses and Loss Adjustment Expenses	809,765	779,276
Deferred Policy Acquisition Costs	135,249	119,660
Accrued Investment Income	19,480	17,315
Goodwill and Other Intangible Assets	6,596	6,451
Current Income Tax Receivable, Net	16,667	20,556
Deferred Income Tax, Net	22,271	20,938
Other Assets	73,171	52,030
Total Assets	$5,224,622	$4,814,037
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Reserves for Losses and Loss Adjustment Expenses	$2,515,145	$2,289,727
Unearned Premiums	987,681	887,344
Reinsurance Balances Payable	136,192	108,980
Senior Notes	263,885	263,728
Accounts Payable and Other Liabilities	95,754	86,070
Total Liabilities	$3,998,657	$3,635,849
Stockholders' Equity:
Preferred Stock, ($.10 par value, authorized 1,000 shares, none issued)	$—	$—
Common Stock, ($.10 par value, authorized 50,000 shares, issued 36,530 shares for 2017 and 36,147 shares for 2016)	3,650	3,612
Additional Paid-In Capital	376,868	373,983
Treasury Stock, at cost (7,023 shares for 2017 and 2016)	(155,801)	(155,801)
Retained Earnings	981,380	947,519
Accumulated Other Comprehensive Income	19,868	8,875
Total Stockholders' Equity	$1,225,965	$1,178,188
Total Liabilities and Stockholders' Equity	$5,224,622	$4,814,037

The accompanying Notes to Consolidated Financial Statements are an integral part of these Financial Statements.

THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,
amounts in thousands, except per share amounts	2017	2016	2015
Gross Written Premiums	$1,713,265	$1,568,911	$1,453,502
Revenues:
Net Written Premiums	$1,271,330	$1,186,224	$1,043,860
Change in Net Unearned Premiums	(84,910)	(85,879)	(59,773)
Net Earned Premiums	1,186,420	1,100,345	984,087
Net Investment Income	89,293	79,451	68,718
Total Other-Than-Temporary Impairment Losses	(2,002)	(227)	(1,870)
Portion of Loss Recognized in Other Comprehensive Income (Before Tax)	(62)	77	172
Net Other-Than-Temporary Impairment Losses Recognized In Earnings	(2,064)	(150)	(1,698)
Net Realized Gains	45,073	9,186	8,373
Other Income (Loss)	(4,243)	8,701	(491)
Total Revenues	$1,314,479	$1,197,533	$1,058,989
Expenses:
Net Losses and Loss Adjustment Expenses	$806,265	$665,448	$572,598
Commission Expenses	184,731	165,045	129,977
Other Operating Expenses	233,230	234,096	223,516
Interest Expense	15,447	15,435	15,424
Total Expenses	$1,239,673	$1,080,024	$941,515
Income Before Income Taxes	74,806	117,509	117,474
Income Tax Expense	34,312	34,783	36,417
Net Income	$40,494	$82,726	$81,057
Net Income Per Common Share:
Basic	$1.38	$2.85	$2.82
Diluted	$1.35	$2.75	$2.73
Average Common Shares Outstanding:
Basic	29,441	29,074	28,785
Diluted	30,071	30,032	29,651

The accompanying Notes to Consolidated Financial Statements are an integral part of these Financial Statements.

THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended December 31,
amounts in thousands	2017	2016	2015
Net Income	$40,494	$82,726	$81,057
Other Comprehensive Income (Loss):
Change in Net Unrealized Gains (Losses) on Investments:
Unrealized Gains (Losses) on Investments arising during the period, net of Deferred Tax of $(8,748), $3,730 and $2,624 in 2017, 2016 and 2015, respectively	$23,123	$(6,927)	$(5,331)
Reclassification adjustment for Net Realized Gains included in Net Income net of Deferred Tax of $5,335, $(846) and $9,185 in 2017, 2016 and 2015, respectively	(14,100)	1,572	(17,058)
Change in Net Unrealized Gains (Losses) on Investments	$9,023	$(5,355)	$(22,389)
Change in Other-Than-Temporary Impairments
Non Credit Other-Than-Temporary Impairments arising during the period, net of Deferred Tax of $(16), $27 and $60 in 2017, 2016 and 2015, respectively	$40	$(50)	$(112)
Reclassification Adjustment for Other-Than-Temporary Impairment Credit Losses Recognized in Net Income net of Deferred Tax of $0, $0 and $(90) in 2017, 2016 and 2015, respectively	—	—	168
Change in Other-Than-Temporary Impairments	$40	$(50)	$56
Change in Foreign Currency Translation Gains (Losses), net of Deferred Tax of $(2,874), $5,017 and $351 in 2017, 2016 and 2015, respectively	$1,930	$(9,324)	$(622)
Other Comprehensive Income (Loss)	$10,993	$(14,729)	$(22,955)
Comprehensive Income	$51,487	$67,997	$58,102

The accompanying Notes to Consolidated Financial Statements are an integral part of these Financial Statements.

THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

			Additional				Accumulated Other	Total
	Common Stock		Paid-in	Treasury Stock		Retained	Comprehensive	Stockholders'
amounts in thousands	Shares	Amount	Capital	Shares	Amount	Earnings	Income (Loss)	Equity
Balance, December 31, 2014	35,586	$3,556	$345,244	7,023	$(155,801)	$787,666	$46,559	$1,027,224
Net Income	—	—	—	—	—	81,057	—	81,057
Changes in Comprehensive Income (Loss):
Change in Net Unrealized Gain (Loss) on Investments	—	—	—	—	—	—	(22,389)	(22,389)
Change in Net Non-Credit Other-Than- Temporary Impairment Losses	—	—	—	—	—	—	56	56
Change in Foreign Currency Translation Gain (Loss)	—	—	—	—	—	—	(622)	(622)
Total Comprehensive Income (Loss)	—	—	—	—	—	—	(22,955)	(22,955)
Shares Issued (1)	299	30	(4,205)	—	—		—	(4,175)
Share-Based Compensation	—	—	14,997	—	—	—	—	14,997
Balance, December 31, 2015	35,885	$3,586	$356,036	7,023	$(155,801)	$868,723	$23,604	$1,096,148
Net Income	—	—	—	—	—	82,726	—	82,726
Dividends Declared (2)	—	—	—	—	—	(3,930)	—	(3,930)
Changes in Comprehensive Income (Loss):
Change in Net Unrealized Gain (Loss) on Investments	—	—	—	—	—	—	(5,355)	(5,355)
Change in Net Non-Credit Other-Than- Temporary Impairment Losses	—	—	—	—	—	—	(50)	(50)
Change in Foreign Currency Translation Gain (Loss)	—	—	—	—	—	—	(9,324)	(9,324)
Total Comprehensive Income (Loss)	—	—	—	—	—	—	(14,729)	(14,729)
Shares Issued (1)	262	26	323	—	—		—	349
Share-Based Compensation	—	—	17,624	—	—		—	17,624
Balance, December 31, 2016	36,147	$3,612	$373,983	7,023	$(155,801)	$947,519	$8,875	$1,178,188
Net Income	—	—	—	—	—	40,494	—	40,494
Dividends Declared (2)	—	—	—	—	—	(6,633)	—	(6,633)
Changes in Comprehensive Income (Loss):
Change in Net Unrealized Gain (Loss) on Investments	—	—	—	—	—	—	9,023	9,023
Change in Net Non-Credit Other-Than- Temporary Impairment Losses	—	—	—	—	—	—	40	40
Change in Foreign Currency Translation Gain (Loss)	—	—	—	—	—	—	1,930	1,930
Total Comprehensive Income (Loss)	—	—	—	—	—	—	10,993	10,993
Shares Issued (1)	383	38	(10,944)	—	—	—	—	(10,906)
Share-Based Compensation	—	—	13,829	—	—	—	—	13,829
Balance, December 31, 2017	36,530	$3,650	$376,868	7,023	$(155,801)	$981,380	$19,868	$1,225,965

(1) Includes shares issued under the Second Amended and Restated 2005 Stock Incentive Plan, to directors and the Employees Stock Purchase Plan.

(2) Dividends Declared were $0.225 per share and $0.135 per share for the years ended December 31, 2017 and 2016, respectively. There were no dividends declared in 2015.

The accompanying Notes to Consolidated Financial Statements are an integral part of these Financial Statements.

THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
amounts in thousands	2017	2016	2015
Operating Activities:
Net Income	$40,494	$82,726	$81,057
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation & Amortization	3,645	5,429	5,386
Share-Based Compensation	13,829	17,624	14,997
Deferred Income Taxes	(8,879)	(5,755)	7,004
Net Realized Gains	(45,073)	(9,186)	(8,373)
Net Other-Than-Temporary Impairments Recognized in Earnings	2,064	150	1,698
Changes in Assets And Liabilities:
Reinsurance Recoverable on Paid and Unpaid Losses and Loss Adjustment Expenses	(20,399)	(2,835)	43,822
Reserves for Losses and Loss Adjustment Expenses	225,132	87,083	43,010
Prepaid Reinsurance Premiums	(15,168)	19,211	5,264
Unearned Premiums	100,160	66,668	54,509
Premiums Receivable	(45,035)	(30,070)	65,863
Deferred Policy Acquisition Costs	(15,552)	(27,677)	(12,531)
Accrued Investment Income	(2,139)	(1,314)	(1,210)
Reinsurance Balances Payable	27,362	1,568	(45,124)
Current Income Tax Receivable, Net	3,966	(1,988)	(8,072)
Other	936	27,791	(13,654)
Net Cash Provided by Operating Activities	$265,343	$229,425	$233,646
Investing Activities:
Fixed Maturities
Redemptions and Maturities	$373,380	$275,706	$180,876
Sales	225,962	446,666	376,522
Purchases	(1,008,537)	(962,419)	(648,059)
Equity Securities
Sales	207,838	54,798	96,405
Purchases	(62,887)	(92,329)	(215,405)
Change in Net Payable for Securities	2,135	(1,517)	1,851
Purchase of Other Invested Assets	—	(1,960)	—
Net Change in Short-Term Investments	17,877	73,541	(38,468)
Purchase of Property and Equipment	(3,474)	(3,918)	(3,577)
Net Cash Used in Investing Activities	$(247,706)	$(211,432)	$(249,855)
Financing Activities:
Proceeds from Employee Stock Purchase Plan	2,076	1,840	1,352
Proceeds of Stock Issued from Exercise of Stock Options	—	—	29
Payment of Employee Tax Withholding on Stock Compensation	(13,887)	(5,198)	(6,022)
Dividends Paid	(6,633)	(3,930)	—
Net Cash Used in Financing Activities	$(18,444)	$(7,288)	$(4,641)
Effect of Exchange Rate on Cash	3,248	(15,963)	—
Change in Cash	$2,441	$(5,258)	$(20,850)
Cash at Beginning of Year	64,643	69,901	90,751
Cash at End of Period	$67,084	$64,643	$69,901
Supplemental Information:
Income Taxes Paid, Net	$39,689	$34,830	$35,447
Interest Paid	$15,238	$15,238	$15,238
Issuance of Stock to Directors	$578	$633	$563

The accompanying Notes to Consolidated Financial Statements are an integral part of these Financial Statements.

THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  ORGANIZATION & SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

Unless the context requires otherwise, the terms “we,” “us,”  “our,” or “our Company” are used to mean The Navigators Group, Inc., a Delaware holding company established in 1982, and its subsidiaries.  The term “Parent Company” is used to mean The Navigators Group, Inc. without its subsidiaries. The accompanying consolidated financial statements of our Company have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP” or “U.S. GAAP”) and the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). All significant intercompany transactions and balances have been eliminated in consolidation.  The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported revenues and expenses during the reporting periods.  Certain amounts for the prior year have been reclassified to conform with the current period presentation.

Organization

We are an international insurance company with a long-standing area of specialization in Marine insurance. We also offer Property and Casualty (“P&C”) insurance, which consists primarily of general liability coverage and umbrella & excess liability coverage to commercial enterprises through our Primary and Excess Casualty divisions. We have also developed niches in Professional Liability insurance, through our Directors & Officers (“D&O”) and Errors & Omissions (“E&O”) divisions, as well as assumed reinsurance products.

We operate through various wholly-owned insurance and service companies. Our subsidiaries domiciled in the United States (“U.S.”) include two insurance companies, Navigators Insurance Company (“NIC”) and Navigators Specialty Insurance Company (“NSIC”), as well as our U.S. underwriting agency, Navigators Management Company, Inc. (“NMC”). NIC includes a branch in the United Kingdom (“U.K.”). We also have operations domiciled in the U.K., Hong Kong and Europe. Navigators International Insurance Company Ltd. (“NIIC”), Navigators Management (U.K.) Ltd. (“NMUK”) and Navigators Underwriting Ltd. (“NUL”) are domiciled in the U.K. and NUL includes European branches. Navigators Underwriting Agency Ltd. (“NUAL”), a Lloyd’s of London (“Lloyd’s”) underwriting agency, manages and provides the capital, through Navigators Corporate Underwriters Ltd. (“NCUL”), for our Lloyd’s Syndicate 1221 (“the Syndicate”), and is also domiciled in the U.K. We control 100% of the Syndicate’s stamp capacity.

Effective January 1, 2017, we sold our underwriting agency operations in Sweden and Denmark. The transaction represented a 100% disposition of our Sweden and Denmark corporations, NUAL AB and Navigators A/S, respectively. This transaction did not have a material impact on our financial statements.

Significant Accounting Policies

Cash

Cash includes cash on hand and demand deposits with banks, excluding such amounts held by the Syndicate included as Funds at Lloyd’s (“FAL”), which are classified as Short-Term Investments.

Investments

As of December 31, 2017 and 2016, all Fixed Maturity and Equity Securities held by our Company were carried at fair value and classified as available-for-sale.  Available-for-sale securities are debt and equity securities not classified as either held-to-maturity securities or trading securities and are reported at fair value, with unrealized gains and losses excluded from earnings and reported in Accumulated Other Comprehensive Income (“AOCI”) as a separate component of Stockholders’ Equity. Fixed Maturity securities include bonds, mortgage-backed and asset-backed securities, and redeemable preferred stocks.  Equity Securities consist of common stock, exchange traded funds and preferred stock.

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

For Fixed Maturities, our Company assesses the underlying fundamentals of each issuer to determine if there is a change in the amount or timing of expected cash flows. Management compares the amortized cost basis to the present value of the revised cash flows using the historical book yield to determine the credit loss portion of impairment which is recognized in earnings. All non-credit losses where we have the intent and ability to hold the security until recovery are recognized as changes in Other than Temporary Impairment (“ OTTI”) losses within AOCI.

Specifically for structured Fixed Maturities, our Company analyzes projections provided by our investment managers with respect to an expected principal loss under a range of scenarios and utilizes the most likely outcomes. The analysis relies on actual collateral performance measures such as default rate, prepayment rate and loss severity. These assumptions are applied throughout the remaining term of the deal, incorporating the transaction structure and priority of payments, to generate loss adjusted cash flows. Results of the analysis will indicate whether the security is expected ultimately to incur a loss or whether there is a material impact on yield due to either a projected loss or a change in cash flow timing. A break-even default rate is also calculated. A comparison of the break-even default rate to the actual default rate provides an indication of the level of cushion or coverage to the first dollar principal loss. For securities in which a tranche loss is present and the net present value of loss adjusted cash flows is less than book value, credit impairment is recognized in earnings. The output data also includes a number of additional metrics such as average life remaining, original and current credit support, over 60 day delinquency and security rating. The significant inputs used to measure the amount of credit loss recognized in earnings are actual delinquency rates, default probability, severity and prepayment assumptions.

Projected losses are a function of both loss severity and probability of default, which differ based on property type, vintage and the stress of the collateral.

Foreign Currency Remeasurement and Translation

The functional currency of each of our operations is generally the currency of the local operating environment, except for our Lloyd’s business which is United States Dollar (“USD”).  Transactions in currencies other than an operation’s functional currency are remeasured into the functional currency and the resulting foreign exchange gains and losses are reflected in net Other Income (Expense) in the Consolidated Statements of Income, with the exception of those related to foreign-denominated available-for-sale investments. For these investments, exchange rate fluctuations represent an unrealized appreciation/depreciation in the value of the securities and are included in the related component of AOCI.

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

Substantially all of our business is placed through agents and brokers.  We record estimates for both unreported direct and assumed premiums.  We also record the ceded portion of the estimated Gross Written Premiums and related acquisition costs. These estimates are mostly for our Marine and Energy & Engineering products written by our International Insurance (“Int’l Insurance”) reporting segment as well as our GlobalRe reporting segment. Such premium estimates are generally based on submission data received from brokers and agents and recorded when the insurance policy or reinsurance contract is written or bound.

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

Reserves for Losses and Loss Adjustment Expenses

Unpaid losses and LAE are determined on: (a) individual claims reported on direct business for insureds, (b) from reports received from ceding insurers for assumed business and (c) on estimates based on Company and industry experience for incurred but not reported (“IBNR”) claims and LAE.  Indicated IBNR reserves for losses and LAE are calculated by our actuaries using several standard actuarial methodologies, including the paid and incurred loss development and the paid and incurred Bornhuetter-Ferguson loss methods. Frequency/severity analyses are performed for certain books of business.  The Reserve for Losses and LAE has been established to cover the estimated unpaid cost of claims incurred.  Such estimates are regularly compared to indicated reserves and updated and any resulting adjustments are included in the current year’s results.  Management believes that the liability recognized for unpaid losses and LAE is a reasonable estimate of the ultimate unpaid claims incurred, however, no representation is made that the ultimate liability will not differ materially from the amounts recorded in the accompanying Consolidated Financial Statements.  Losses and LAE are recorded on an undiscounted basis.

Earnings per Share

Basic earnings per share (“EPS”) is computed by dividing Net income by the weighted average number of common shares outstanding for the period.  Diluted EPS reflects the basic EPS adjusted for the potential dilution that would occur if all issued stock options were exercised and all stock grants were fully vested.

Share-Based Compensation

Our Company applies a fair value based measurement method in accounting for its share-based payment arrangements with eligible employees and directors. The associated expense is estimated based on the fair value of the award at the grant date and is recognized in Net Income over the requisite service period with a corresponding increase in Shareholder’s Equity. Forfeitures of share-based payment awards are recognized as they occur.

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

Goodwill and Other Intangible Assets

Goodwill represents the excess of the cost of acquiring a business enterprise over the fair value of the net assets acquired.  Our Company’s recorded indefinite lived intangible assets represent acquired stamp capacity in the Syndicate.  Goodwill and indefinite lived intangible assets are reported at carrying value and are tested for impairment at least annually, and when permitted by the applicable accounting guidance, qualitative factors are assessed to determine whether it is necessary to calculate an asset’s fair value when testing an asset with an indefinite life for impairment.  Goodwill and indefinite lived intangible assets are considered impaired if the estimated fair value is less than its carrying value and any impairment loss is measured as the difference between the implied fair value and the carrying value.  Our Company did not recognize an impairment of goodwill or the indefinite lived intangible assets for any of the years ended December 31, 2017, 2016 and 2015.

As of December 31, 2017, the carrying value of goodwill and indefinite lived intangible assets was $6.6 million, which is $0.1 million more than the carrying value as of December 31, 2016, $6.5 million.  Changes in the carrying value of the goodwill and indefinite lived intangible assets are due to fluctuations in currency exchange rates between the USD and the GBP.

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

On December 22, 2017, the 2017 Tax Cuts and Jobs Act (the “Tax Act”) was enacted into law and the new legislation contains several key tax provisions that affected us, including a one-time mandatory Deemed Repatriation Transition Tax (“Transition Tax”) on accumulated foreign earnings and a reduction of the corporate income tax rate to 21% effective January 1, 2018, among others. We are required to recognize the effect of the tax law changes in the period of enactment, such as determining the Transition Tax, re-measuring our U.S. deferred tax assets and liabilities as well as reassessing the net realizability of our deferred tax assets and liabilities. In December 2017, the SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”), Income Tax Accounting Implications of the Tax Act, which allows us to record provisional amounts during a measurement period not to extend beyond one year of the enactment date. Since the Tax Act was passed late in the fourth quarter of 2017, and ongoing guidance and accounting interpretation is expected over the next 12 months, as of December 31, 2017, we have made a reasonable estimate of the effects on our deferred tax balances and in relation to the Transition Tax; however we will continue to gather additional information to more precisely compute these income tax impacts.  We expect to complete our analysis within the measurement period in accordance with SAB 118. Additional information can be found in Note 9, Income Taxes.

New Accounting Standards Adopted in 2017

Share-Based Compensation Accounting

Effective January 1, 2017, our Company adopted ASU 2016-09, “Improvements to Employee Share-Based Payment Accounting” issued by the FASB. This guidance requires all income tax effects of awards to be recognized in the income statement when the awards vest or are settled, eliminates the requirement that excess tax benefits be realized before companies can recognize them, requires the presentation of excess tax benefits as an operating activity on the statement of cash flows, allows employers to increase the amounts withheld to cover income taxes on share-based compensation awards without requiring liability classification, requires the presentation of employee taxes paid as a financing activity on the statement of cash flows, and requires companies to elect whether they will account for award forfeitures by recognizing forfeitures only as they occur or by estimating the number of awards expected to be forfeited.

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

Transition to Equity Method of Accounting

Effective January 1, 2017, our Company adopted ASU 2016-07, “Simplifying the Transition to the Equity Method of Accounting” issued by the FASB. This guidance eliminates the requirement to retrospectively apply equity method accounting when an investment that had been accounted for by another method initially qualifies for the equity method. Our Company did not have any investments transitioning to the equity method of accounting during 2017. The adoption of this guidance did not impact our results of operations, financial condition or liquidity.

Share-Based Compensation Modification Accounting

During the second quarter of 2017, our Company early adopted ASU 2017-09, “Scope of Modification Accounting” issued by the FASB. This guidance clarifies when changes to the terms or conditions of a share-based award must be accounted for as modifications. Under the new guidance, modification accounting is required if the value, vesting conditions or classification of the award changes. This guidance will be applied prospectively to awards modified on or after the adoption date. The adoption of this guidance did not impact our results of operations, financial condition or liquidity.

Recently Issued Accounting Standards Not Yet Adopted

Revenue From Contracts With Customers

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)”. This guidance affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards (for example, insurance contracts are not in scope of the new guidance). The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In August 2015, the FASB delayed the effective date by one year through the issuance of ASU 2015-14, “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date”. This guidance is effective for interim and annual reporting periods beginning after December 15, 2017. Early adoption was permitted for interim and annual reporting periods beginning after December 15, 2016. Substantially all of our revenue is not included in the scope of this guidance. We do generate an insignificant amount of fee income that is in the scope of this guidance, but will not be materially impacted by the adoption of this guidance. The adoption of this guidance will not have a material impact on our results of operations, financial condition or liquidity.

Classification and Measurement of Financial Instruments

In January 2016, the FASB issued ASU 2016-01 “Financial Instruments – Overall (Subtopic 825-10) – Recognition and Measurement of Financial Assets and Financial Liabilities” which requires equity investments (except those accounted for under the equity method of accounting, investments that are consolidated or those that meet a practicability exception) to be measured at fair value with changes in fair value recognized in net income, simplifies the impairment assessment of equity investments without readily determinable values by requiring a qualitative assessment to identify impairment, eliminates the requirement to disclose the methods and significant assumptions used to estimate the fair value for financial instruments measured at amortized cost, requires the use of the exit price notion when measuring the fair value of financial instruments for disclosure purposes, requires separate presentation in other comprehensive income of the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the organization has elected to measure the liabilities in accordance with the fair value option, requires the separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or the accompanying notes to the financial statements and clarifies that the reporting organization should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the organization’s other deferred tax assets. This guidance is effective for interim and annual reporting periods beginning after December 15, 2017 with early adoption permitted for certain of the amendments. The adoption of this guidance will result in a cumulative-effect adjustment of approximately $11.8 million relating to net unrealized gains in accumulated other comprehensive income for available-for-sale Equity Securities that will be measured at fair value with changes in fair value recognized in net income upon adoption of this guidance. The other aspects of this guidance impacting our Company relate to disclosures and will not impact our results of operations, financial condition or liquidity.

Leases

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)” which provides a new comprehensive model for lease accounting. The guidance will require a lessee to recognize a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. This guidance is effective for interim and annual reporting periods beginning after December 15, 2018, with early adoption permitted. Our Company’s future minimum lease payments, which represent minimum annual rental commitments and will be subject to this new guidance, totaled $91.2 million at December 31, 2017. The calculation of the lease liability and right-of-use asset requires further analysis of the underlying leases. Adoption of this guidance will impact our Company’s consolidated balance sheets but is not expected to have a material impact on our Company’s results of operations, financial condition and liquidity. Our Company is still evaluating the impact of adopting this standard on our consolidated financial statements.

Credit Losses

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326) – Measurement of Credit Losses on Financial Instruments” which replaces the “incurred loss” impairment methodology with an approach based on “expected losses” to estimate credit losses on certain types of financial instruments and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The guidance requires financial assets measured at amortized cost to be presented at the net amount expected to be collected. The allowance for credit losses is a valuation account that is deducted from the amortized cost of the financial asset to present the net carrying value at the amount expected to be collected on the financial asset. Credit losses relating to available-for-sale debt securities will be recorded through an allowance for credit losses. The guidance also provides for a simplified accounting model for purchased financial assets with credit deterioration since their origination. This guidance is effective for interim and annual periods beginning after December 15, 2019. Early adoption is permitted for interim and annual periods beginning after December 15, 2018. The application of this guidance is not expected to significantly impact our Company’s available-for-sale debt investment portfolio, but will impact our Company’s other financial assets, including our reinsurance recoverables and premium receivable. Upon adoption of this guidance, any impairment losses on our available-for-sale debt securities will be recorded as an allowance, subject to reversal, rather than as a reduction in amortized cost. Our Company is currently evaluating the impact of this guidance on our results of operations, financial condition and liquidity.

Cash Flows

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230) – Classification of Certain Cash Receipts and Cash Payments” which addresses diversity in practice in how eight specific cash receipts and cash payments should be presented and classified on the statement of cash flows. This guidance is effective for interim and annual periods beginning after December 15, 2017, with early adoptions permitted. The adoption of this guidance is not expected to impact our results of operations, financial condition or liquidity.

In November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows (Topic 230) – Restricted Cash” which addresses diversity in practice in the classification and presentation of changes in restricted cash on the statement of cash flows. This guidance will require a statement of cash flows to explain the change during the period in the total of cash, cash equivalents, restricted cash and restricted cash equivalents. Transfers between cash and cash equivalents and restricted cash and restricted cash equivalents will no longer be presented on the statement of cash flows. This guidance is effective for interim and annual periods beginning after December 15, 2017, with early adoption permitted. The guidance will be adopted on a retrospective basis. The adoption of this guidance is not expected to impact our results of operations, financial condition or liquidity.

Income Taxes

In October 2016, the FASB issued ASU 2016-16, “Income Taxes (Topic 740) – Intra-Entity Transfers of Assets Other than Inventory” that will require companies to account for the income tax effects of intercompany transfers of assets other than inventory when the transfer occurs. This guidance is effective for interim and annual periods beginning after December 15, 2017, with early adoption permitted as of the beginning of an annual period. The adoption of this guidance is not expected to impact our results of operations, financial condition or liquidity.

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

Tax Reform Reclassification from Other Comprehensive Income

In February 2018, the FASB issued ASU 2018-02, “Reclassification of Certain Tax Effects form Accumulated Other Comprehensive Income” that will permit entities to reclassify tax effects stranded in accumulated other comprehensive income as a result of tax reform to retained earnings. This guidance is effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years with early adoption in any period permitted. Our Company is currently evaluating the impact of this guidance on our results of operations, financial condition and liquidity.

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

The following tables set forth the financial data by segment for the years ended December 31, 2017, 2016 and 2015:

	Year Ended December 31, 2017
	U.S.	Int'l
amounts in thousands	Insurance	Insurance	GlobalRe	Corporate (1)	Total
Net Earned Premiums	$674,665	$333,792	$177,963	$—	$1,186,420
Net Losses and LAE	(443,353)	(229,601)	(133,311)	—	(806,265)
Commission Expenses	(77,729)	(68,824)	(39,136)	958	(184,731)
Other Operating Expenses	(128,905)	(83,464)	(20,861)	—	(233,230)
Other Underwriting Income (Expense)	461	—	565	(958)	68
Underwriting Profit (Loss)	$25,139	$(48,097)	$(14,780)	$—	$(37,738)
Net Investment Income				89,293	89,293
Net Realized Gains				43,009	43,009
Interest Expense				(15,447)	(15,447)
Other Loss				(4,311)	(4,311)
Income (Loss) Before Income Taxes	$25,139	$(48,097)	$(14,780)	$112,544	$74,806
Income Tax Expense				(34,312)	(34,312)
Net Income					$40,494
Losses and LAE ratio	65.7%	68.8%	74.9%		68.0%
Commission Expense Ratio	11.5%	20.6%	22.0%		15.6%
Other Operating Expense Ratio (2)	19.1%	25.0%	11.4%		19.6%
Combined Ratio	96.3%	114.4%	108.3%		103.2%

(1) - Includes Corporate segment intercompany eliminations.

(2) - Includes Other Operating Expenses and Other Underwriting Income (Expense).

	Year Ended December 31, 2016
	U.S.	Int'l
amounts in thousands	Insurance	Insurance	GlobalRe	Corporate (1)	Total
Net Earned Premiums	$629,308	$307,416	$163,621	$—	$1,100,345
Net Losses and LAE	(397,860)	(178,284)	(89,304)	—	(665,448)
Commission Expenses	(70,812)	(61,703)	(34,008)	1,478	(165,045)
Other Operating Expenses	(128,108)	(86,395)	(19,593)	—	(234,096)
Other Underwriting Income (Expense)	1,092	—	522	(1,478)	136
Underwriting Profit (Loss)	$33,620	$(18,966)	$21,238	$—	$35,892
Net Investment Income				79,451	79,451
Net Realized Gains				9,036	9,036
Interest Expense				(15,435)	(15,435)
Other Income				8,565	8,565
Income (Loss) Before Income Taxes	$33,620	$(18,966)	$21,238	$81,617	$117,509
Income Tax Expense				(34,783)	(34,783)
Net Income					$82,726
Losses and LAE ratio	63.2%	58.0%	54.6%		60.5%
Commission Expense Ratio	11.3%	20.1%	20.8%		15.0%
Other Operating Expense Ratio (2)	20.2%	28.1%	11.6%		21.2%
Combined Ratio	94.7%	106.2%	87.0%		96.7%

(1) - Includes Corporate segment intercompany eliminations.

(2) - Includes Other Operating Expenses and Other Underwriting Income (Expense).

	Year Ended December 31, 2015
	U.S.	Int'l
amounts in thousands	Insurance	Insurance	GlobalRe	Corporate (1)	Total
Net Earned Premiums	$555,836	$259,960	$168,291	$—	$984,087
Net Losses and LAE	(343,497)	(134,702)	(94,399)	—	(572,598)
Commission Expenses	(56,319)	(43,676)	(32,240)	2,258	(129,977)
Other Operating Expenses	(131,407)	(75,867)	(16,242)	—	(223,516)
Other Underwriting Income (Expense)	1,690	—	690	(2,258)	122
Underwriting Profit	$26,303	$5,715	$26,100	$—	$58,118
Net Investment Income				68,718	68,718
Net Realized Gains				6,675	6,675
Interest Expense				(15,424)	(15,424)
Other Loss				(613)	(613)
Income Before Income Taxes	$26,303	$5,715	$26,100	$59,356	$117,474
Income Tax Expense				(36,417)	(36,417)
Net Income					$81,057
Losses and LAE ratio	61.8%	51.8%	56.1%		58.2%
Commission Expense Ratio	10.1%	16.8%	19.2%		13.2%
Other Operating Expense Ratio (2)	23.4%	29.2%	9.2%		22.7%
Combined Ratio	95.3%	97.8%	84.5%		94.1%

(1) - Includes Corporate segment intercompany eliminations.

(2) - Includes Other Operating Expenses and Other Underwriting Income (Expense).

The following tables provide additional financial data by operating segment for the years ended December 31, 2017, 2016 and 2015:

	Year Ended December 31, 2017
amounts in thousands	Gross written premiums	Ceded written premiums	Net written premiums	Net earned premiums
U.S. Insurance
Marine	$156,171	$(72,431)	$83,740	$86,605
P&C	713,539	(173,501)	540,038	495,260
Professional Liability	118,583	(21,061)	97,522	92,800
Total	$988,293	$(266,993)	$721,300	$674,665
Int'l Insurance
Marine	$198,241	$(42,018)	$156,223	$152,396
P&C	159,123	(85,298)	73,825	88,517
Professional Liability	143,766	(37,962)	105,804	92,879
Total	$501,130	$(165,278)	$335,852	$333,792
GlobalRe	$223,842	$(9,664)	$214,178	$177,963
Total	$1,713,265	$(441,935)	$1,271,330	$1,186,420

	Year Ended December 31, 2016
amounts in thousands	Gross written premiums	Ceded written premiums	Net written premiums	Net earned premiums
U.S. Insurance
Marine	$169,405	$(70,858)	$98,547	$100,132
P&C	631,562	(135,888)	495,674	453,673
Professional Liability	118,428	(29,081)	89,347	75,503
Total	$919,395	$(235,827)	$683,568	$629,308

Int'l Insurance
Marine	$183,228	$(40,092)	$143,136	$141,593
P&C	181,094	(69,606)	111,488	89,455
Professional Liability	120,149	(28,806)	91,343	76,368
Total	$484,471	$(138,504)	$345,967	$307,416

GlobalRe	$165,045	$(8,356)	$156,689	$163,621

Total	$1,568,911	$(382,687)	$1,186,224	$1,100,345

	Year Ended December 31, 2015
amounts in thousands	Gross written premiums	Ceded written premiums	Net written premiums	Net earned premiums
U.S. Insurance
Marine	$158,124	$(61,916)	$96,208	$96,082
P&C	596,673	(152,168)	444,505	401,408
Professional Liability	110,984	(54,691)	56,293	58,346
Total	$865,781	$(268,775)	$597,006	$555,836
Int'l Insurance
Marine	$183,707	$(36,515)	$147,192	$149,256
P&C	130,729	(67,722)	63,007	55,320
Professional Liability	97,511	(29,768)	67,743	55,384
Total	$411,947	$(134,005)	$277,942	$259,960
GlobalRe	$175,774	$(6,862)	$168,912	$168,291
Total	$1,453,502	$(409,642)	$1,043,860	$984,087

The following is a summary of our Company's Gross Written Premiums allocated based on the location of the insured's head office:

	Years Ended December 31,
amounts in thousands	2017	2016	2015
United States	$1,203,695	$1,101,337	$1,057,895
Worldwide (Excluding the United States)	509,570	467,574	395,607
Total	$1,713,265	$1,568,911	$1,453,502

The assets of our Company are reviewed in total by management for purposes of decision making.

NOTE 3.  INVESTMENTS

The following tables set forth our Company’s available-for-sale investments as of December 31, 2017 and 2016 and include OTTI securities recognized within AOCI:

	December 31, 2017
		Gross	Gross
		Unrealized	Unrealized	Amortized
amounts in thousands	Fair Value	Gains	Losses	Cost
Fixed Maturities:
U.S. Treasury Bonds, Agency Bonds and Foreign Government Bonds	$393,563	$2,081	$(2,014)	$393,496
States, Municipalities and Political Subdivisions	814,632	20,136	(1,423)	795,919
Mortgage-Backed and Asset-Backed Securities:
Agency Mortgage-Backed Securities	407,619	2,352	(5,414)	410,681
Residential Mortgage Obligations	54,104	606	(79)	53,577
Asset-Backed Securities	328,753	2,138	(663)	327,278
Commercial Mortgage-Backed Securities	160,904	2,354	(1,182)	159,732
Subtotal	$951,380	$7,450	$(7,338)	$951,268
Corporate Exposures (1)	897,479	14,491	(3,737)	886,725
Total Fixed Maturities	$3,057,054	$44,158	$(14,512)	$3,027,408
Equity Securities:
Common Stocks	$52,439	$7,423	$(112)	$45,128
Preferred Stocks	183,542	6,071	(1,560)	179,031
Total Equity Securities	$235,981	$13,494	$(1,672)	$224,159
Short-Term Investments	127,128	3	—	127,125
Total Investments	$3,420,163	$57,655	$(16,184)	$3,378,692

(1) - Corporate Exposures consist of investments in corporate bonds, hybrid bonds and redeemable preferred stocks.

	December 31, 2016
		Gross	Gross
		Unrealized	Unrealized	Amortized
amounts in thousands	Fair Value	Gains	Losses	Cost
Fixed Maturities:
U.S. Treasury Bonds, Agency Bonds and Foreign Government Bonds	$273,776	$2,192	$(5,128)	$276,712
States, Municipalities and Political Subdivisions	547,415	11,542	(4,036)	539,909
Mortgage-Backed and Asset-Backed Securities:
Agency Mortgage-Backed Securities	487,364	4,016	(6,585)	489,933
Residential Mortgage Obligations	20,530	453	(55)	20,132
Asset-Backed Securities	314,601	824	(1,178)	314,955
Commercial Mortgage-Backed Securities	154,139	2,859	(1,904)	153,184
Subtotal	$976,634	$8,152	$(9,722)	$978,204
Corporate Exposures (1)	838,057	10,185	(5,528)	833,400
Total Fixed Maturities	$2,635,882	$32,071	$(24,414)	$2,628,225
Equity Securities:
Common Stocks	$164,087	$24,677	$(964)	$140,374
Preferred Stocks	185,055	2,339	(4,821)	187,537
Total Equity Securities	$349,142	$27,016	$(5,785)	$327,911
Short-Term Investments	143,539	88	—	143,451
Total Investments	$3,128,563	$59,175	$(30,199)	$3,099,587

(1) - Corporate Exposures consist of investments in corporate bonds, hybrid bonds and redeemable preferred stocks.

During 2016 our Company made strategic investments in certain companies which are reported as Other invested assets on the Consolidated Balance Sheet and accounted for using the equity method.  In applying the equity method, these investments are initially recorded at cost and are subsequently adjusted based on our Company’s proportionate share of the net income or loss of the companies. Our initial purchase price of $2.0 million has a current carrying value of $1.7 million and $2.0 million at December 31, 2017 and 2016, respectively.

As of December 31, 2017 and 2016, our Company did not have a concentration of greater than 5% of invested assets in a single non-U.S. government-backed issuer.

As of December 31, 2017 and 2016, Fixed Maturities for which non-credit OTTI was previously recognized and included in AOCI are now in a net unrealized net gains position of $0.5 million and $0.4 million, respectively.

The fair value of our Company’s investment portfolio may fluctuate significantly in response to various factors such as changes in interest rates, investment quality ratings, equity prices, foreign exchange rates and credit spreads.  Our Company does not have the intent to sell, nor is it more likely than not that it will have to sell, Fixed Maturities in unrealized loss positions that are not other-than-temporarily impaired before recovery. For structured securities, default probability and severity assumptions differ based on property type, vintage and the stress of the collateral. Our Company does not intend to sell, and it is more likely than not that our Company will not be required to sell, these securities before the recovery of the amortized cost basis. For Equity Securities, our Company also considers our intent to hold securities as part of the process of evaluating whether a decline in fair value represents an other-than-temporary decline in value. Our Company may realize investment losses to the extent our liquidity needs require the disposition of Fixed Maturity Securities in unfavorable interest rate, liquidity or credit spread environments. Significant changes in the factors our Company considers when evaluating investments for impairment losses could result in a significant change in impairment losses reported in the Consolidated Financial Statements.

The contractual maturity dates for Fixed Maturities categorized by the number of years until maturity as of December 31, 2017 are shown in the following table:

	December 31, 2017
		Amortized
amounts in thousands	Fair Value	Cost
Due in One Year or Less	$228,479	$228,255
Due after One Year Through Five Years	809,718	809,195
Due After Five Years Through Ten Years	359,745	352,524
Due After Ten Years	707,732	686,166
Mortgage-Backed and Asset-Backed Securities	951,380	951,268
Total	$3,057,054	$3,027,408

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

The following tables summarize all securities in a gross unrealized loss position as of December 31, 2017 and 2016, showing the aggregate fair value and gross unrealized loss by the length of time those securities have continuously been in a gross unrealized loss position:

	December 31, 2017
	Less than 12 months		Greater than 12 months		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
amounts in thousands	Value	(Losses)	Value	(Losses)	Value	(Losses)
Fixed Maturities:
U.S. Treasury Bonds, Agency Bonds and Foreign Government Bonds	$273,672	$(1,502)	$54,484	$(512)	$328,156	$(2,014)
States, Municipalities and Political Subdivisions	74,097	(503)	45,085	(920)	119,182	(1,423)
Mortgage-Backed and Asset-Backed Securities:
Agency Residential Mortgage-Backed Securities	87,496	(346)	236,745	(5,068)	324,241	(5,414)
Residential Mortgage Obligations	12,418	(62)	546	(17)	12,964	(79)
Asset-Backed Securities	85,877	(468)	24,733	(195)	110,610	(663)
Commercial Mortgage-Backed Securities	20,482	(95)	22,903	(1,087)	43,385	(1,182)
Subtotal	$206,273	$(971)	$284,927	$(6,367)	$491,200	$(7,338)
Corporate Exposures (1)	295,433	(1,690)	121,410	(2,047)	416,843	(3,737)
Total Fixed Maturities	$849,475	$(4,666)	$505,906	$(9,846)	$1,355,381	$(14,512)
Equity Securities:
Common Stocks	$11,245	$(81)	$1,770	$(31)	$13,015	$(112)
Preferred Stocks	50,861	(1,524)	662	(36)	51,523	(1,560)
Total Equity Securities	$62,106	$(1,605)	$2,432	$(67)	$64,538	$(1,672)
Total Fixed Maturities and Equity Securities	$911,581	$(6,271)	$508,338	$(9,913)	$1,419,919	$(16,184)

(1) - Corporate Exposures consist of investments in corporate bonds, hybrid bonds and redeemable preferred stocks.

	December 31, 2016
	Less than 12 months		Greater than 12 months		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
amounts in thousands	Value	(Losses)	Value	(Losses)	Value	(Losses)
Fixed Maturities:
U.S. Treasury Bonds, Agency Bonds and Foreign Government Bonds	$150,891	$(2,570)	$16,819	$(2,558)	$167,710	$(5,128)
States, Municipalities and Political Subdivisions	137,731	(3,111)	13,255	(925)	150,986	(4,036)
Mortgage-Backed and Asset-Backed Securities:
Agency Residential Mortgage-Backed Securities	349,119	(6,155)	12,401	(430)	361,520	(6,585)
Residential Mortgage Obligations	953	(18)	926	(37)	1,879	(55)
Asset-Backed Securities	95,514	(970)	48,093	(208)	143,607	(1,178)
Commercial Mortgage-Backed Securities	51,932	(1,164)	7,910	(740)	59,842	(1,904)
Subtotal	$497,518	$(8,307)	$69,330	$(1,415)	$566,848	$(9,722)
Corporate Exposures (1)	325,733	(5,086)	26,005	(442)	351,738	(5,528)
Total Fixed Maturities	$1,111,873	$(19,074)	$125,409	$(5,340)	$1,237,282	$(24,414)
Equity Securities:
Common Stocks	$31,272	$(634)	$1,471	$(330)	$32,743	$(964)
Preferred Stocks	113,742	(4,785)	523	(36)	114,265	(4,821)
Total Equity Securities	$145,014	$(5,419)	$1,994	$(366)	$147,008	$(5,785)
Total Fixed Maturities and Equity Securities	$1,256,887	$(24,493)	$127,403	$(5,706)	$1,384,290	$(30,199)

(1) - Corporate Exposures consist of investments in corporate bonds, hybrid bonds and redeemable preferred stocks.

Our Company analyzes impaired securities quarterly to determine if any impairments are other-than-temporary. The above securities with unrealized losses have been determined to be temporarily impaired based on our evaluation.

At December 31, 2017, there were 454 Fixed Maturities and 22 Equity Securities in an unrealized loss position. In the above table, the gross unrealized loss for the greater than 12 months category consists primarily of Agency Residential Mortgage-Backed Securities and Corporate Bonds and is mostly due to an increase in interest rates since time or purchase.  The gross unrealized loss for the less than 12 months category consists primarily of Corporate Bonds and Preferred Stocks, which are reported in Equity Securities, due to an increase in interest rates since time of purchase, as well as Foreign Government Bonds due to an unfavorable exchange rate movement in our Canadian portfolio.   At December 31, 2016, there were 413 Fixed Maturities and 75 Equity Securities in an unrealized loss position. In the above table, the gross unrealized loss for the greater than 12 months category consists primarily of Agency and Foreign Government Bonds mostly due to an unfavorable foreign exchange movement in our Canadian portfolio. To a lesser extent the gross unrealized loss for the greater than 12 months category is driven by unrealized losses in our longer dated Municipal Securities which were impacted by rising interest rates and credit spreads widening.  The gross unrealized loss for the less than 12 months category consists primarily of Agency Residential Mortgage Backed Securities, Corporate Bonds and Preferred Stocks, which are reported in Equity Securities, due to an increase in interest rates.

As of December 31, 2017 and 2016, the largest unrealized loss by a non-government backed issuer in the investment portfolio was $0.7 million and $1.0 million, respectively.

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

Our Company had four credit related OTTI loss totaling $2.1 million during the year ended December 31, 2017 from our Equity Securities portfolio. Our Company had one credit related OTTI loss totaling $0.2 million during the year ended December 31, 2016 from our Fixed Maturities portfolio. Our Company had three credit related OTTI losses totaling $1.7 million from our Equity Securities portfolio during the year ended December 31, 2015.

The following table summarizes the cumulative amounts related to our Company’s credit loss portion of the OTTI losses on Fixed Maturities for the years ended December 31, 2017, 2016 and 2015.

	Years Ended December 31,
amounts in thousands	2017	2016	2015
Beginning Balance	$2,361	$2,361	$2,361
Additions for Credit Loss Impairments recognized in the current period on securities not previously impaired	—	150	—
Additions for Credit Loss Impairments recognized in the current period on securities previously impaired	—	—	—
Reductions for Credit Loss Impairments previously recognized on securities sold during the period	—	(150)	—
Ending Balance	$2,361	$2,361	$2,361

Our Company’s Net Investment Income was derived from the following sources:

	Years Ended December 31,
amounts in thousands	2017	2016	2015
Fixed Maturities	$76,784	$67,772	$61,572
Equity Securities	15,108	14,271	9,813
Short-Term Investments	1,064	727	683
Total Investment Income	$92,956	$82,770	$72,068
Investment Expenses	(3,663)	(3,319)	(3,350)
Net Investment Income	$89,293	$79,451	$68,718

Realized Gains and Losses, excluding net OTTI losses recognized in earnings, for the periods indicated, were as follows:

	Years Ended December 31,
amounts in thousands	2017	2016	2015
Fixed Maturities:
Gains	$4,041	$5,681	$4,756
Losses	(3,249)	(4,271)	(5,926)
Fixed Maturities, net	$792	$1,410	$(1,170)
Short-Term Investments:
Gains	$1,631	$890	$130
Losses	(612)	(1,552)	(383)
Short-Term Investments, Net	$1,019	$(662)	$(253)
Equity Securities:
Gains	$44,783	$9,096	$14,331
Losses	(1,521)	(658)	(4,535)
Equity Securities, Net	$43,262	$8,438	$9,796
Net Realized Gains (Losses)	$45,073	$9,186	$8,373

Net Realized Gains of $45.1 million for the year ended December 31, 2017 is primarily due to the liquidation of our actively managed common stock equity securities portfolio in December 2017 as we reassess our common equity strategy.

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

The following tables present, for each of the fair value hierarchy levels as defined by the accounting guidance for fair value measurements and described below, our Company’s Fixed Maturities and Equity Securities by asset class that are measured at fair value on a recurring basis, as well as the fair value of the 5.75% Senior notes due October 15, 2023 (the “5.75% Senior notes”) carried at amortized cost as of December 31, 2017 and 2016:

	December 31, 2017
amounts in thousands	Level 1	Level 2	Level 3	Total
Fixed Maturities:
U.S. Treasury Bonds, Agency Bonds and Foreign Government Bonds	$178,251	$215,312	$—	$393,563
States, Municipalities and Political Subdivisions	—	814,632	—	814,632
Mortgage-Backed and Asset-Backed Securities:
Agency Mortgage-Backed Securities	—	407,619	—	407,619
Residential Mortgage Obligations	—	54,104	—	54,104
Asset-Backed Securities	—	328,753	—	328,753
Commercial Mortgage-Backed Securities	—	160,904	—	160,904
Subtotal	$—	$951,380	$—	$951,380
Corporate Exposures	—	897,479	—	897,479
Total Fixed Maturities	$178,251	$2,878,803	$—	$3,057,054
Equity Securities:
Common Stocks	52,439	—	—	52,439
Preferred Stocks	—	183,542	—	183,542
Total Equity Securities	$52,439	$183,542	$—	$235,981
Short-Term Investments	127,128	—	—	127,128
Total Assets Measured at Fair Value	$357,818	$3,062,345	$—	$3,420,163
Senior Notes	$—	$277,951	$—	$277,951
Total Liabilities Measured at Fair Value	$—	$277,951	$—	$277,951
	December 31, 2016
amounts in thousands	Level 1	Level 2	Level 3	Total
Fixed Maturities:
U.S. Treasury Bonds, Agency Bonds and Foreign Government Bonds	$47,704	$226,072	$—	$273,776
States, Municipalities and Political Subdivisions	—	547,415	—	547,415
Mortgage-Backed and Asset-Backed Securities:
Agency Mortgage-Backed Securities	—	487,364	—	487,364
Residential Mortgage Obligations	—	20,530	—	20,530
Asset-Backed Securities	—	314,601	—	314,601
Commercial Mortgage-Backed Securities	—	154,139	—	154,139
Subtotal	$—	$976,634	$—	$976,634
Corporate Exposures	—	838,057	—	838,057
Total Fixed Maturities	$47,704	$2,588,178	$—	$2,635,882
Equity Securities:
Common Stocks	164,087	—	—	164,087
Preferred Stocks	—	185,055	—	185,055
Total Equity Securities	$164,087	$185,055	$—	$349,142
Short-Term Investments	143,539	—	—	143,539
Total Assets Measured at Fair Value	$355,330	$2,773,233	$—	$3,128,563
Senior Notes	$—	$280,316	$—	$280,316
Total Liabilities Measured at Fair Value	$—	$280,316	$—	$280,316

All other financial assets and liabilities including Cash, Premium Receivables, Reinsurance Recoverables and Reinsurance Balance Payables are carried at cost, which approximates fair value.

Our Company did not have any significant transfers between the Level 1 and Level 2 classifications for the years ended December 31, 2017 and 2016.

As of December 31, 2017 and 2016, our Company did not have any Level 3 assets.

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

The following table summarizes activity for our Company’s Reserves for Losses and LAE for the years ended December 31, 2017, 2016 and 2015:

	Years Ended December 31,
amounts in thousands	2017	2016	2015
Net Reserves for Losses and LAE at Beginning of Year	$1,510,451	$1,393,126	$1,308,136
Provision for Losses and LAE for Claims Occurring in the Current Year	771,955	693,976	637,267
Increase (Decrease) in Estimated Losses and LAE for Claims Occurring in Prior Years	34,310	(28,528)	(64,669)
Incurred Losses and LAE	$806,265	$665,448	$572,598
Losses and LAE Paid for Claims Occurring During:
Current Year	(144,095)	(119,485)	(159,802)
Prior Years	(478,979)	(412,544)	(320,863)
Losses and LAE Payments	$(623,074)	$(532,029)	$(480,665)
Foreign Currency Adjustment	11,738	(16,094)	(6,943)
Net Reserves for Losses and LAE at End of Period	1,705,380	1,510,451	1,393,126
Reinsurance Recoverables on Unpaid Losses and LAE	809,765	779,276	809,518
Gross Reserves for Losses and LAE at End of Period	$2,515,145	$2,289,727	$2,202,644

The reporting and operating segments breakdowns of prior period net reserve strengthening (releases) for the years ended December 31, 2017, 2016 and 2015 are as follows:

	Years Ended December 31,
amounts in thousands	2017	2016	2015
U.S. Insurance
Marine	$1,696	$(10,122)	$(24,825)
P&C	1,613	2,790	(706)
Professional Liability	13,405	5,984	(3,788)
Total	$16,714	$(1,348)	$(29,319)
Int'l Insurance
Marine	$6,518	$(22,068)	$(21,914)
P&C	3,118	(7,051)	(8,458)
Professional Liability	5,198	4,100	4,156
Total	$14,834	$(25,019)	$(26,216)
GlobalRe	$2,762	$(2,161)	$(9,134)
Total Strengthening (Releases)	$34,310	$(28,528)	$(64,669)

For the year ended December 31, 2017, our Incurred Losses and LAE increased $140.8 million as compared to the same period in 2016.

The Provision for Losses and LAE for Claims Occurring in the Current Year increased primarily due to additional net current accident year (“AY”) loss activity related to a higher level of catastrophe (“CAT”) losses incurred during the year ended December 31, 2017, including Hurricanes Irma ($28.3 million), Maria ($23.4 million) and Harvey ($15.8 million), Typhoon Hato ($4.2 million) the Puebla Mexican Earthquake ($3.5 million), and $9.6 million of other CAT events, as compared to the same period in 2016, which included Alberta Wildfires ($11.7 million), Hurricane Matthew ($7.1 million), Ecuador Earthquake ($3.8 million) and Taiwan Earthquake ($3.3 million).  Additionally, growth in Net Earned Premium over the prior year added to the increase in Provision for Losses and LAE for Claims Occurring in the Current Year.

The following is a discussion of CAT losses incurred of $84.8 million for the year ended December 31, 2017:

•

Our U.S. Insurance reporting segment incurred $8.2 million of CAT losses, including $6.6 million and $1.6 million in our P&C and Marine operating segments, respectively, primarily due to Hurricanes Harvey, Irma and Maria.

•

Our Int’l Insurance reporting segment incurred $32.9 million of CAT losses, including $16.9 million and $16.0 million within our P&C and Marine operating segments, primarily due to Hurricanes Irma, Maria and Harvey, Typhoon Hato, and to a lesser extent, the California Wildfires and Puebla Mexican Earthquake.

•	Our GlobalRe reporting segment incurred $43.7 million of CAT losses primarily due to Hurricanes Irma, Maria and Harvey, and the Puebla Mexican Earthquake.

For the year ended December 31, 2016, our Incurred Losses and LAE increased $92.9 million as compared to the same period in 2015.

The Provision for Losses and LAE for Claims Occurring in the Current Year increased primarily due to additional net current AY loss activity related to higher level of catastrophe losses during the year ended December 31, 2016, including the Alberta Wildfires, ($11.7 million), Hurricane Matthew ($7.1 million), Ecuador Earthquake ($3.8 million) and Taiwan Earthquake ($3.3 million), as compared to the same period in 2015 which was impacted by large loss activity.

The following is a discussion of CAT losses incurred of $26.8 million for the year ended December 31, 2016:

•	Our Int’l Insurance reporting segment incurred $17.4 million of CAT losses, primarily due to Hurricane Matthew and the Alberta Wildfires.
•	Our GlobalRe reporting segment incurred $9.4 million of CAT losses, primarily due to the Alberta Wildfires and the Ecuador Earthquake.

Our December 31, 2017 Net Reserves for Losses and LAE include $18.5 million of net incurred but not reported (“IBNR”) claims activities for numerous catastrophe events.  We caution that the magnitude and complexity of losses arising from these events inherently increases the level of uncertainty and therefore the level of management judgement involved in arriving at our estimated Net Reserves for Losses and LAE.  As a result, our actual losses for these events may ultimately differ materially from our current estimates.

The following is a discussion of the relevant factors related to the prior period net reserve strengthening of $34.3 million recorded for the year ended December 31, 2017:

Our U.S. Insurance reporting segment recorded prior period net reserve strengthening of $16.7 million.  The drivers are as follows:

•	Our Marine operating segment recorded prior period net reserve strengthening of $1.7 million driven by large loss activity within our Cargo product line.
•

Our P&C operating segment recorded prior period net reserve strengthening of $1.6 million driven by large loss activity within our Primary Casualty division, partially offset by ongoing favorable performance within our Excess Casualty, Environmental and Other P&C divisions.

•	Our Professional Liability operating segment recorded prior period net reserve strengthening of $13.4 million driven by large loss activity within our D&O division.

Our Int’l Insurance reporting segment recorded prior period net reserve strengthening of $14.8 million.  The drivers are as follows:

•	Our Marine operating segment recorded prior period net reserve strengthening of $6.5 million due to unfavorable loss development predominately from our Cargo, Specie and P&I products.
•

Our P&C operating segment recorded prior period net reserve strengthening of $3.1 million primarily due to unfavorable loss development within our Property division, partially offset by favorable loss emergence in our Energy & Engineering division.

•	Our Professional Liability operating segment recorded prior period net reserve strengthening of $5.2 million primarily due to large loss development within our E&O and D&O divisions.

Our GlobalRe reporting segment recorded prior period net reserve strengthening of $2.8 million primarily driven by the settlement of a large claim in our A&H product, and unfavorable loss emergence within our P&C product. This strengthening was partially offset by reserve releases in our Agriculture and Marine products due to favorable loss emergence.

The following is a discussion of the relevant factors related to the prior period net reserve releases of $28.5 million recorded for the year ended December 31, 2016:

Our U.S. Insurance reporting segment recorded prior period net reserve releases of $1.3 million.  The drivers are as follows:

•

Our Marine operating segment recorded prior period net reserve releases of $10.1 million driven by favorable claims development in the Craft, Marine Liability, Customs Bonds and Inland Marine products.

•

Our P&C operating segment recorded prior period net reserve strengthening of $2.8 million driven by large loss activity within our Primary Casualty division, partially offset by ongoing favorable performance within our Excess Casualty, Environmental and Other P&C divisions.

•	Our Professional Liability operating segment recorded prior period net reserve strengthening of $6.0 million driven by unfavorable development on a few large D&O claims.

Our Int’l Insurance reporting segment recorded prior period net reserve releases of $25.0 million.  The drivers are as follows:

•	Our Marine operating segment recorded prior period net reserve releases of $22.1 million due to favorable claims development predominately from our Marine Liability product.
•

Our P&C operating segment recorded prior period net reserve releases of $7.1 million primarily due to favorable claims development in our Energy & Engineering division, partially offset by large loss activity within our Property division.

•

Our Professional Liability operating segment recorded prior period net reserve strengthening of $4.1 million primarily due to a decline in expected recoveries from a large reinsurer resulting in an increase in bad debt reserve within our D&O division.

Our GlobalRe reporting segment recorded prior period net reserve releases of $2.2 million primarily driven by favorable loss development in our A&H, P&C and Professional Liability products, partially offset by large loss activity in our Marine product.

The following is a discussion of the relevant factors related to the prior period net reserve releases of $64.7 million recorded for the year ended December 31, 2015:

Our U.S. Insurance reporting segment recorded prior period net reserve releases of $29.3 million.  The drivers are as follows:

•	Our Marine operating segment recorded prior period net reserve releases of $24.8 million driven by favorable claims development in the Marine Liability, Inland Marine and Cargo products.
•

Our P&C operating segment recorded prior period net reserve releases of $0.7 million driven by ongoing favorable performance within our Excess Casualty, Environmental and Other P&C divisions, mostly offset by large loss activity within our Primary Casualty division.

•

Our Professional Liability operating segment recorded prior period net reserve releases of $3.8 million driven by favorable emergence in our E&O division, partially offset by unfavorable development in several large D&O claims.

Our Int’l Insurance reporting segment recorded prior period net reserve releases of $26.2 million.  The drivers are as follows:

•

Our Marine operating segment recorded prior period net reserve releases of $21.9 million primarily due to favorable claims development on the Marine Liability, Protection and Indemnity and Specie products.

•	Our P&C operating segment recorded prior period net reserve releases of $8.5 million due to favorable claims development on the Offshore Energy product within the Energy & Engineering division.
•

Our Professional Liability operating segment recorded prior period net reserve strengthening of $4.2 million driven by adverse development in our D&O division related to two large losses, partially offset by favorable claims development on our E&O division.

Our GlobalRe reporting segment recorded prior period net reserve releases of $9.1 million primarily driven by favorable loss development in our Marine, P&C and A&H products.

Supplemental tables related to Short Duration Contracts

Effectively all property and casualty insurance contracts are described as “Short Duration Contracts” as opposed to life insurance, by the Securities and Exchange Commission. Our Company only issues short duration contracts. Below are two tables with reserve data for each reporting and operating segment. These tables are presented net of reinsurance. The first table reflects incurred claims development as of December 31, 2017, as well as the cumulative claims frequency and the total of Incurred But Not Reported (“IBNR”) liabilities and expected development on reported claims included within the net incurred claims amounts.  The second table reflects the cumulative paid claims development as of December 31, 2017.  The conversion of all non USD currencies amounts, for all accident years, is in USD as of December 31, 2017.

The information provided in our supplemental tables related to short duration contracts includes estimates.  Beginning in the 2016 calendar year, the Company implemented a process for the business underwritten through Syndicate 1221 that captures and retains more detailed incurred claim data to enable it to assign AY information as accurately and completely as possible using the data available. Prior to the 2016 calendar year, records for Syndicate 1221 were not available by individual AY, which impacts the presentation of our Int’l Insurance and, to a limited extent, our Global Re supplemental tables for 2015 and prior reporting years.  For this 2017 calendar year report, we revised and improved the allocation process used in our 2016 presentation in relation to our Syndicate 1221 business.  For the 2016 calendar year report, we applied an allocation process using inception to date gross paid and case information through 2016 to extrapolate the data for reporting years 2012 through 2015 in our supplemental tables.  Upon further consideration, for 2017 reporting, the Company developed a process to allocate the Syndicate 1221 incurred claims to individual prior accident years using only data known as of the end of such calendar year.

While the estimation process used in 2016 provided information regarding the systematic nature of loss emergence, the revised and improved process applied in the current calendar year more accurately reflects information on variability of loss emergence from period to period.  We believe that this process is more aligned with the objectives of this disclosure, and aligns with the first table of this Note 5, which summarizes the activity for our Company’s Reserves for Losses and LAE for the years ended December 31, 2017, 2016 and 2015.

In addition, due to the limitations of the data available for our Syndicate 1221 business, the supplemental tables below for our Int’l Insurance and GlobalRe reporting segments begin with the 2012 reporting year and will increase by one year until ten years are presented.

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

The information about incurred claims development and cumulative paid claims and Allocated Loss Adjustment Expense (“ALAE”), net of reinsurance, for the years ended December 31, 2008 through 2016, is presented as unaudited supplementary information.

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

	U.S. Marine
	Loss and ALAE, Net of Reinsurance
amounts in thousands except # of reported claims	For the Years Ended December 31,										As of December 31, 2017
AY	2008	2009	2010	2011	2012	2013	2014	2015	2016	2017	Total IBNR	# of Reported Claims
2008	$56,878	$67,421	$72,259	$73,734	$73,494	$68,393	$68,557	$66,717	$66,937	$66,849	$282	3,194
2009		62,556	59,278	56,052	50,501	48,366	49,571	51,783	50,874	51,537	205	2,323
2010			64,753	63,812	60,035	54,813	52,847	57,008	56,458	56,281	(224)	2,007
2011				70,219	69,293	67,640	63,099	61,912	60,329	59,750	630	1,910
2012					85,275	87,606	72,219	68,841	70,337	70,887	(619)	1,856
2013						61,356	57,865	51,748	54,381	56,319	144	1,814
2014							59,270	42,684	41,006	45,762	(377)	1,927
2015								61,106	51,864	50,331	5,148	2,187
2016									53,011	48,791	12,748	2,352
2017										54,061	23,327	1,986
									Total	$560,568

	U.S. Marine
	Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
amounts in thousands	For the Years Ended December 31,
AY	2008	2009	2010	2011	2012	2013	2014	2015	2016	2017
2008	$7,554	$36,397	$54,175	$56,460	$62,398	$62,700	$63,027	$63,140	$64,029	$64,433
2009		12,947	29,266	35,449	41,650	43,450	46,033	46,894	49,573	50,191
2010			16,582	32,323	39,825	42,896	48,114	51,887	55,096	55,249
2011				14,955	39,821	48,850	52,408	56,955	57,929	58,558
2012					27,254	46,308	54,673	60,734	67,220	69,059
2013						17,831	35,471	41,488	47,162	51,466
2014							10,717	23,415	34,899	41,021
2015								16,945	31,010	40,586
2016									11,610	25,154
2017										18,947
									Total	$474,664
									Net reserves < 2008	15,187
									Total Net reserves	$101,091

	U.S. Marine
	Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance
Years	1	2	3	4	5	6	7	8	9	10
U.S. Marine	27.7%	31.8%	16.7%	8.4%	7.7%	3.3%	2.2%	1.9%	1.3%	0.6%

	U.S. P&C
	Loss and ALAE, Net of Reinsurance
amounts in thousands except # of reported claims	For the Years Ended December 31,										As of December 31, 2017
AY	2008	2009	2010	2011	2012	2013	2014	2015	2016	2017	Total IBNR	# of Reported Claims
2008	$151,401	$152,659	$138,860	$135,255	$136,498	$138,499	$142,641	$147,763	$152,814	$154,169	$3,706	10,937
2009		127,237	129,613	130,860	135,984	141,186	146,321	147,036	150,294	149,622	6,143	8,515
2010			96,885	96,446	94,317	100,006	103,038	104,955	107,914	110,170	7,776	7,874
2011				79,832	78,093	86,557	89,666	90,613	98,238	100,461	12,051	6,450
2012					103,089	89,758	91,502	99,207	107,245	111,146	18,194	4,579
2013						139,517	125,952	129,100	137,298	149,409	20,569	3,898
2014							191,515	159,477	148,541	155,248	51,231	3,880
2015								244,311	218,973	214,547	76,700	3,672
2016									271,351	243,754	190,052	3,136
2017										295,386	263,648	2,527
									Total	$1,683,912

	U.S. P&C
	Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
amounts in thousands	For the Years Ended December 31,
AY	2008	2009	2010	2011	2012	2013	2014	2015	2016	2017
2008	$10,266	$32,307	$54,663	$78,024	$99,825	$111,420	$119,766	$128,886	$142,284	$146,295
2009		11,245	33,049	55,773	86,736	110,648	123,981	129,461	136,636	138,829
2010			11,985	26,482	46,478	65,094	77,302	85,740	90,625	97,125
2011				3,630	14,579	30,359	46,638	58,489	70,486	79,682
2012					4,761	17,311	27,513	47,005	67,502	82,906
2013						7,146	20,914	48,716	84,494	118,506
2014							5,229	13,264	44,468	74,979
2015								3,575	24,057	78,856
2016									5,831	29,131
2017										12,860
									Total	$859,169
									Net reserves < 2008	24,266
									Total Net reserves	$849,009

	U.S. P&C
	Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance
Years	1	2	3	4	5	6	7	8	9	10
U.S. P&C	5.0%	10.9%	17.1%	18.6%	15.7%	10.0%	5.7%	5.5%	5.1%	2.6%

	U.S. Professional Liability
	Loss and ALAE, Net of Reinsurance
amounts in thousands except # of reported claims	For the Years Ended December 31,										As of December 31, 2017
AY	2008	2009	2010	2011	2012	2013	2014	2015	2016	2017	Total IBNR	# of Reported Claims
2008	$34,346	$38,449	$39,130	$35,844	$37,603	$37,939	$37,497	$37,620	$41,766	$43,003	$875	770
2009		47,473	53,273	61,023	58,600	60,789	58,487	58,660	58,143	61,083	788	1,370
2010			52,302	64,020	68,375	75,619	74,535	86,787	85,348	86,164	932	1,431
2011				58,116	62,087	70,240	73,028	79,181	79,136	82,558	699	1,726
2012					61,196	54,480	57,097	55,917	58,344	58,563	2,254	2,175
2013						60,899	54,982	49,104	48,298	54,228	3,915	1,982
2014							50,020	35,870	39,826	42,060	5,255	2,017
2015								31,659	30,764	31,088	8,721	1,674
2016									41,673	36,650	12,608	1,806
2017										51,708	44,396	1,902
									Total	$547,105

	U.S. Professional Liability
	Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
amounts in thousands	For the Years Ended December 31,
AY	2008	2009	2010	2011	2012	2013	2014	2015	2016	2017
2008	$1,880	$15,288	$25,042	$30,581	$34,902	$35,206	$35,598	$37,175	$42,056	$42,046
2009		3,837	21,742	41,675	51,642	55,378	53,859	57,744	58,095	58,150
2010			2,981	23,147	46,868	54,019	59,765	82,013	84,511	84,529
2011				3,204	23,878	43,551	59,576	65,710	75,641	78,258
2012					3,855	22,635	35,681	44,028	49,675	54,728
2013						4,677	22,167	32,904	38,876	47,062
2014							2,304	14,371	29,392	35,114
2015								2,257	11,249	18,428
2016									2,382	18,687
2017										2,682
									Total	$439,684
									Net reserves < 2008	881
									Total Net reserves	$108,302

	U.S. Professional Liability
	Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance
Years	1	2	3	4	5	6	7	8	9	10
U.S. Professional Liability	5.8%	30.6%	25.9%	13.7%	9.2%	8.9%	3.3%	1.4%	5.7%	0.0%

	Int'l Marine
	Loss and ALAE, Net of Reinsurance
amounts in thousands except # of reported claims	For the Years Ended December 31,						As of December 31, 2017
AY	2012	2013	2014	2015	2016	2017	Total IBNR	# of Reported Claims
2008	$85,148	$80,793	$80,589	$84,122	$84,449	$83,962	(135)	5,733
2009	96,465	91,705	90,527	83,477	82,074	81,729	(265)	5,045
2010	132,080	130,102	119,156	114,940	112,259	108,523	(428)	5,129
2011	100,162	85,720	82,441	77,848	73,970	74,309	(500)	4,643
2012	110,316	132,245	107,636	100,029	93,052	92,983	(1,224)	4,908
2013		87,987	94,614	82,641	81,989	84,100	3,168	4,716
2014			104,397	117,974	116,899	119,767	(1,483)	4,986
2015				99,067	95,001	96,614	(1,913)	7,400
2016					88,388	95,584	8,335	9,114
2017						107,915	32,198	7,385
					Total	$945,486

	Int'l Marine
	Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
amounts in thousands	For the Years Ended December 31,
AY	2012	2013	2014	2015	2016	2017
2008	$71,355	$73,799	$75,255	$79,024	$80,185	$80,183
2009	66,388	70,553	73,321	76,783	77,487	78,772
2010	78,509	90,871	96,920	100,897	103,188	103,646
2011	45,896	59,341	63,778	68,702	69,672	70,022
2012	23,382	54,954	70,657	78,789	81,411	83,381
2013		23,731	46,552	58,687	64,859	67,730
2014			29,977	57,629	81,941	90,619
2015				22,862	54,550	76,044
2016					23,665	55,420
2017						29,082
					Total	$734,899
					Net reserves < 2008	11,072
					Total Net reserves	$221,659

	Int'l Marine
	Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance
Years	1	2	3	4	5	6	7	8	9	10
Int'l Marine	25.1%	29.7%	19.0%	7.8%	4.3%	2.4%	2.3%	1.9%	1.5%	0.0%

	Int'l P&C
	Loss and ALAE, Net of Reinsurance
amounts in thousands except # of reported claims	For the Years Ended December 31,						As of December 31, 2017
AY	2012	2013	2014	2015	2016	2017	Total IBNR	# of Reported Claims
2008	$37,256	$34,428	$34,495	$33,877	$41,536	$41,472	$67	913
2009	38,680	40,896	40,984	40,692	34,186	34,461	206	885
2010	43,096	42,527	41,922	42,196	42,822	42,613	309	1,089
2011	71,531	61,564	59,405	59,529	59,516	55,127	221	1,216
2012	45,693	37,520	36,444	32,472	32,622	33,075	152	1,358
2013		36,044	37,520	36,599	34,499	35,443	1,027	1,592
2014			27,829	22,787	20,997	16,449	(1,396)	1,300
2015				34,889	36,689	33,969	10	1,986
2016					79,393	92,108	18,665	3,556
2017						56,953	10,229	2,213
					Total	$441,670

	Int'l P&C
	Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
amounts in thousands	For the Years Ended December 31,
AY	2012	2013	2014	2015	2016	2017
2008	$38,275	$39,489	$39,869	$40,398	$40,249	$40,333
2009	28,919	33,223	33,685	33,317	33,405	33,494
2010	35,192	40,880	43,429	41,102	41,204	41,691
2011	38,548	47,851	50,753	53,318	54,239	52,225
2012	13,238	21,578	27,084	30,135	31,332	31,596
2013		7,160	18,441	25,840	28,682	30,279
2014			3,902	9,015	13,232	16,805
2015				6,845	18,436	29,624
2016					26,190	55,749
2017						15,019
					Total	$346,815
					Net reserves < 2008	825
					Total Net reserves	$95,680

	Int'l P&C
	Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance
Years	1	2	3	4	5	6	7	8	9	10
Int'l P&C	25.0%	32.4%	26.5%	13.0%	4.3%	-1.0%	-1.5%	0.9%	-0.1%	0.2%

	Int'l Professional Liability
	Loss and ALAE, Net of Reinsurance
amounts in thousands except # of reported claims	For the Years Ended December 31,						As of December 31, 2017
AY	2012	2013	2014	2015	2016	2017	Total IBNR	# of Reported Claims
2008	$11,749	$13,524	$13,798	$13,829	$14,082	$14,463	$258	439
2009	16,661	17,225	17,365	17,016	16,020	15,988	758	624
2010	14,423	14,023	14,225	14,221	15,864	14,639	247	745
2011	15,390	18,125	19,429	8,923	6,989	12,823	1,769	665
2012	6,835	11,506	12,789	13,457	17,168	18,068	2,365	1,102
2013		10,218	4,099	14,532	15,748	16,842	1,607	1,174
2014			20,662	24,519	23,861	21,758	4,216	1,747
2015				28,319	30,539	35,586	9,550	2,370
2016					36,167	34,218	22,567	2,744
2017						47,697	41,954	1,522
					Total	$232,082

	Int'l Professional Liability
	Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
amounts in thousands	For the Years Ended December 31,
AY	2012	2013	2014	2015	2016	2017
2008	$12,198	$13,360	$13,754	$13,784	$14,071	$14,105
2009	8,954	10,901	12,983	14,008	14,331	14,918
2010	5,909	7,320	10,659	12,840	13,597	13,643
2011	1,221	2,038	2,994	4,087	4,677	16,642
2012	2,141	3,236	4,293	5,600	7,526	6,933
2013		733	2,285	3,078	9,478	13,906
2014			1,387	2,493	5,228	8,945
2015				3,457	5,939	17,502
2016					2,076	6,955
2017						2,024
					Total	$115,573
					Net reserves < 2008	274
					Total Net reserves	$116,783

	Int'l Professional Liability
	Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance
Years	1	2	3	4	5	6	7	8	9	10
Int'l Professional	6.7%	8.8%	16.6%	20.8%	15.2%	5.4%	35.0%	0.8%	2.8%	0.2%

	GlobalRe
	Loss and ALAE, Net of Reinsurance
amounts in thousands except # of reported claims	For the Years Ended December 31,						As of December 31, 2017
AY	2012	2013	2014	2015	2016	2017	Total IBNR	# of Reported Claims
2008	$14,467	$14,846	$14,198	$13,792	$13,487	$13,123	$529	306
2009	11,247	11,381	11,267	10,516	10,567	10,406	53	200
2010	13,150	13,110	14,142	11,908	12,631	13,159	(54)	201
2011	53,868	76,362	76,164	73,610	72,877	73,530	(438)	769
2012	107,189	99,116	92,730	88,367	115,058	119,771	(815)	1,456
2013		114,873	118,779	102,632	105,172	102,433	1,067	1,285
2014			119,379	142,058	121,716	118,255	5,062	1,070
2015				101,764	91,767	94,428	6,897	896
2016					88,543	90,755	15,972	749
2017						129,150	60,576	428
					Total	$765,010

	GlobalRe
	Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
amounts in thousands	For the Years Ended December 31,
AY	2012	2013	2014	2015	2016	2017
2008	$11,775	$11,799	$11,661	$11,640	$11,702	$11,797
2009	8,694	8,930	9,060	10,018	10,133	10,133
2010	10,005	10,349	10,529	11,154	11,207	11,272
2011	43,450	71,138	71,816	72,102	72,246	72,414
2012	37,746	77,227	83,408	84,801	111,962	117,782
2013		53,476	82,701	90,721	98,484	100,059
2014			66,286	119,249	105,648	108,794
2015				41,660	64,527	76,973
2016					36,352	66,277
2017						43,663
					Total	$619,164
					Net reserves < 2008	2,504
					Total Net reserves	$148,350

	GlobalRe
	Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance
Years	1	2	3	4	5	6	7	8	9	10
GlobalRe	39.3%	34.0%	3.2%	3.8%	8.2%	3.3%	3.3%	0.5%	0.2%	0.7%

The reconciliation of the net incurred and paid claims development tables to the Reserve for losses and LAE in the consolidated statement of financial position is as follows:

	Carried Reserves Reconciliation
amounts in thousands	As of December 31, 2017
	Total Net Reserves	Reinsurance Recoverables on Unpaid Claims	Total Gross Reserves
U.S. Marine	$101,091	$98,373	$199,464
U.S. P&C	849,009	371,651	1,220,660
U.S. Professional Liability	108,302	49,650	157,952
Int'l Marine	221,659	90,792	312,451
Int'l P&C	95,680	126,365	222,045
Int'l Professional Liability	116,783	55,393	172,176
GlobalRe	148,350	17,541	165,891
Liabilities for Unpaid Claims and Claim Adjustment Expenses	$1,640,874	$809,765	$2,450,639
Unallocated Claims Adjustment Expenses			64,269
Other			237
Total Gross Liability for Unpaid Claims and Claim Adjustment Expense			$2,515,145

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

The following table lists our Company’s 10 largest reinsurers measured by the amount of total reinsurance recoverables as of December 31, 2017, and the reinsurers’ ratings from A.M. Best and S&P:

	Reinsurance Recoverables
	Unearned	Paid/Unpaid		Collateral
amounts in thousands	Premium	Losses (1)	Total	Held	A.M. Best	S&P
Everest Reinsurance Company	29,333	90,005	119,338	9,564	A+	A+
Swiss Reinsurance America Corporation	18,987	71,062	90,049	8,069	A+	AA-
National Indemnity Company	5,770	61,413	67,183	5,423	A++	AA+
Transatlantic Reinsurance Company	8,587	50,487	59,074	2,588	A+	A+
Munich Reinsurance America Inc.	10,991	46,751	57,742	5,171	A+	AA-
Allied World Reinsurance	6,511	32,422	38,933	1,637	A	A-
Aspen Insurance UK Ltd.	8,921	29,093	38,014	8,775	A	A
Employers Mutual Casualty Company	12,096	22,509	34,605	11,172	A	NR
Scor Global P&C SE	5,938	25,228	31,166	6,393	A+	AA-
Partner Reinsurance Europe	5,257	25,472	30,729	11,408	A	A+
Top 10 Reinsurers	112,391	454,442	566,833	70,200
Others	116,178	427,817	543,995	110,464
Total	228,569	882,259	1,110,828	180,664

(1) - Net of reserve for uncollectible reinsurance of approximately $12.6 million.

Our Company holds reserves for uncollectible reinsurance in the amounts of $12.6 million and $12.1 million as of December 31, 2017 and 2016, respectively. This reserve is determined by reinsurer specific default risk as indicated by their financial strength ratings as well as additional default risk for asbestos and environmental related recoverables. Actual uncollectible reinsurance could exceed or be less than our reserve balance. The increase in our reserves for uncollectible reinsurance as compared to 2016 is driven primarily by one of our reinsurers having been placed in liquidation by the State of California. We continue to monitor the liquidation process and assess our potential exposure.

Our Company holds collateral of $180.7 million, which consists of $136.4 million in ceded balances payable, $41.3 million in letters of credit and $3.0 million of funds held as trust account balances.   NIC and NSIC are required to collateralize reinsurance obligations due to us from reinsurers not authorized by their respective states of domicile.

The following table summarizes the components of Net Written Premium:

	Years Ended December 31,
amounts in thousands	2017	2016	2015
Direct	$1,489,422	$1,403,865	$1,277,728
Assumed	223,843	165,046	175,774
Ceded	(441,935)	(382,687)	(409,642)
Net Written Premiums	$1,271,330	$1,186,224	$1,043,860

The following table summarizes the components of Net Earned Premium:

	Years Ended December 31,
amounts in thousands	2017	2016	2015
Direct	$1,425,582	$1,330,265	$1,223,840
Assumed	187,609	171,978	175,153
Ceded	(426,771)	(401,898)	(414,906)
Net Earned Premiums	$1,186,420	$1,100,345	$984,087

The following table summarizes the components of Net Losses and LAE Incurred:

	Years Ended December 31,
amounts in thousands	2017	2016	2015
Direct	$938,640	$795,414	$703,361
Assumed	148,606	87,995	97,947
Ceded	(280,981)	(217,961)	(228,710)
Net Losses and LAE	$806,265	$665,448	$572,598

NOTE 7.  DEBT

Credit Facilities

On November 4, 2016, NUAL entered into an Australian Dollar credit facility, which was subsequently amended on October 30, 2017, with Barclays Bank PLC. Letter of Credit commissions are payable under this facility at a rate of 1.55% per annum.  The facility may be cancelled by either party after providing written notice.  This credit facility contains customary covenants for facilities of this type, including a restriction on future encumbrances that are outside the ordinary course of business, and a requirement to maintain at least £75.0 million of Funds at Lloyd’s. As of December 31, 2017, letters of credit with an aggregate face amount of 24.0 million Australian Dollars were outstanding under the credit facility, and our Company was in compliance with all covenants.

On November 7, 2016, we entered into a credit facility agreement with ING Bank N.V., London Branch, individually and as Administrative Agent for a syndicate of lenders (the “Club Facility”), which is secured by all the common stock of NIC and requires us to maintain at least forty percent of the outstanding amounts under such facility as Funds at Lloyd’s. The Club Facility has two tranches with one tranche extending a $140.0 million commitment and the other tranche extending a £60.0 million commitment. In addition, in order to support the increased underwriting capacity of the Syndicate for the 2017 UWY, we amended the $25.0 million credit facility with ING Bank N.V., London Branch, dated November 20, 2015, on November 7, 2016, to extend the term for an additional two years (the “Bilateral Facility”). Both of these facilities, as well as the November 4, 2016 facility, are used to fund underwriting obligations at Lloyd’s for the 2017 UWY, as well as open prior UWYs.

The Bilateral Facility is a non-committed facility which has an applicable fee rate ranging from 0.85% to 1.20% per annum based upon our Company’s S&P rating. For the Club Facility the applicable fee rate payable ranges from 0.95% to 1.60% per annum based on a tiered schedule that is based on our then-current financial strength ratings issued by S&P and A.M. Best and the amount of our own collateral utilized to fund our participation in the Syndicate.  If any letters of credit remain outstanding under these facilities after December 31, 2018, we would be required to post additional collateral to secure the remaining letters of credit.  As of December 31, 2017, letters of credit with an aggregate face amount of $125.0 million and £60.0 million were outstanding under the Club Facility and we had an aggregate of $1.1 million of cash collateral posted.  As of December 31, 2017 there were letters of credit with a face amount of $25.0 million outstanding under the Bilateral Facility.

The Bilateral and Club Facilities contain customary covenants for facilities of this type, including restrictions on indebtedness and liens, limitations on mergers, dividends and the sale of assets, and requirements as to maintaining certain consolidated tangible net worth, statutory surplus and other financial ratios. These credit facilities also provide for customary events of default, including failure to pay principal, interest or fees when due, failure to comply with covenants, any representation or warranty made by our Company being false in any material respect, default under certain other indebtedness, certain insolvency or receivership events affecting our Company and our subsidiaries, the occurrence of certain material judgments, or a change in control of our Company.  As of December 31, 2017, our Company was in compliance with all covenants.

Senior notes

On October 4, 2013, our Company completed a public debt offering of $265.0 million principal amount of the 5.75% Senior notes due on October 15, 2023 and received net proceeds of $263.3 million. Our Company used a portion of the proceeds for the redemption of the 7.0% Senior notes due May 1, 2016 (“7.0% Senior notes”), as well as a $17.9 million call premium in connection with the redemption of the 7.0% Senior notes.  The unamortized discount as of December 31, 2017 and 2016 was $1.1 million and $1.3 million, respectively.

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

The terms of the 5.75% Senior notes contain various restrictive business and financial covenants, including a restriction on indebtedness, and other restrictions typical for debt obligations of this type, including limitations on mergers, liens and dispositions of the Common stock of certain subsidiaries.  As of December 31, 2017, our Company was in compliance with all such covenants.

NOTE 8.  COMMITMENT AND CONTINGENCIES

Rental Commitments

Future minimum annual rental commitments as of December 31, 2017 under various non-cancellable operating leases for our office facilities, which expire at various dates through 2031, are as follows:

Rental Commitments for Years Ended December 31,
amounts in thousands
2018	$12,075
2019	11,469
2020	11,395
2021	10,315
2022	9,654
2023-2031	36,296
Total Minimum Operating Lease Payments	$91,204

We are also liable for additional payments to the landlords for certain annual cost increases. Rent expense for the years ended December 31, 2017, 2016 and 2015 was $13.2 million, $13.2 million and $12.9 million, respectively.

Legal Contingencies

In the ordinary course of conducting business, our Parent Company’s subsidiaries are involved in various legal proceedings.  Most of these proceedings consist of claims litigation involving our Parent Company’s subsidiaries as either: (a) liability insurers defending or providing indemnity for third party claims brought against insureds or (b) insurers defending first party coverage claims brought against them.  In general, our Company believes we have valid defenses to these cases. Our Company’s management believes that the ultimate liability, if any, with respect to these legal proceedings, after consideration of provisions made for potential losses and cost of defense, will not be material to our Company’s Consolidated Balance Sheets, Statements of Income and Statements of Cash Flows

Share Purchase Agreement

On December 15, 2017, our Company entered into a Share Purchase Agreement with Ackermans & van Haaren NV, a Belgian limited liability company (“AvH”), SIPEF NV, a Belgian limited liability company (“SIPEF”), Mr. Jozef Gielen, an individual (“Gielen”), and Kapimar Comm.V, a Belgian limited liability company (collectively the “Sellers”), pursuant to which our Company agreed to purchase all of the shares of Bracht, Deckers & Mackelbert NV, an insurance underwriting agency organized under the laws of Belgium (“BDM”), and Assurances Continentales – Continentale Verzekeringen NV, an insurance company licensed under the laws of Belgium (“ASCO”).  In the proposed transaction, our Company will also acquire Canal Re S.A., a reinsurance company licensed under the laws of the Grand Duchy of Luxembourg and a wholly-owned subsidiary of ASCO (“Canal Re”). As aggregate consideration for the purchase of the shares of BDM and ASCO, our Company will pay EUR 35 million (which is approximately USD $42 million, based on the exchange rate as of December 31, 2017) in cash at the closing of the transaction, which is subject to the satisfaction or waiver of customary closing conditions, including among other things, regulatory approvals from the National Bank of Belgium with respect to the transfer of ASCO shares and from the Luxembourg Insurance Commission with respect to the indirect transfer of the shares of Canal Re.

The Purchase Agreement may be terminated under certain circumstances, including (i) by either our Company or Sellers due to a failure to obtain the necessary regulatory approvals noted above on or before May 31, 2018; or (ii) by either our Company or Sellers if the other party has failed to fulfill its specified conditions to closing the transaction on or before the scheduled date of the closing. In the event that the specified conditions to closing for the Sellers are otherwise satisfied and the Sellers terminate the Purchase Agreement due to a failure by our Company to fulfill its specified conditions to closing, our Company is required to pay the Sellers a termination fee equal to EUR 5 million, (which is approximately USD $6 million, based on the exchange rate as of December 31, 2017). In the event that the specified conditions to closing for our Company are otherwise satisfied and our Company terminates the Purchase Agreement due to a failure by a Seller to fulfill its specified conditions to closing, such Seller is required to pay our Company a termination fee equal to EUR 10 million, (which is approximately USD $12 million, based on the exchange rate as of December 31, 2017). Additionally, the Sellers have agreed to reimburse the Purchaser up to EUR 5 million, (which is approximately USD $6 million, based on the exchange rate as of December 31, 2017) in the event of adverse development of claims incurred prior to December 31, 2016 as measured on December 31, 2019.

Guarantees

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

State Loan and Grant Contingencies

In 2013, the State of Connecticut (“the State”) awarded our Company up to $11.5 million ($8.0 million in loans and $3.5 million in grants) to move our corporate headquarters to Stamford, Connecticut.  The loan is non-interest bearing has a term of 10 years and is subject to forgiveness based on our compliance with certain conditions set forth in the agreement with the State.  The amount of the loan to be received is dependent on our Company reaching certain milestones for creation of new jobs over a five-year period, and the funds are to be used to offset certain equipment purchases, facility costs, training of employees and other eligible project-related costs.  As of December 31, 2017, our Company received $9.9 million of the award ($7.5 million in loans and $2.4 million of the grant) and earned a loan forgiveness credit of $7.0 million with the State. Our Company is recognizing the amount of loan and grants received over the period in which offsetting expenses are recognized. Our Company recognized $1.3 million, $1.4 million and $1.4 million for the years ended December 31, 2017, 2016 and 2015.  As of December 31, 2017 and December 31, 2016, our Company has deferred revenue of $4.4 million and $4.8 million, respectively, which is included in Other liabilities on the Consolidated Balance Sheets.

NOTE 9.  INCOME TAXES

Our Company is subject to the tax laws and regulations of the U.S. and the foreign countries in which it operates.  Our Company files a consolidated U.S. Federal tax return, which includes all domestic subsidiaries and the U.K. Branch.  The income from the foreign operations is designated as either U.S. connected income or non-U.S. connected income.  Lloyd’s is required to pay U.S. income tax on U.S. connected income written by Lloyd’s syndicates. Lloyd’s and the Internal Revenue Service (“IRS”) have entered into an agreement whereby the amount of tax due on U.S. connected income is calculated by Lloyd’s and remitted directly to the IRS.  These amounts are then charged to the corporate member in proportion to its participation in the relevant syndicates. Our Company’s corporate member is subject to this agreement and receives U.K. tax credits in the U.K. for any U.S. income tax incurred up to the U.K. income tax charged on the U.S. connected income.  The non-U.S. connected insurance income would generally constitute taxable income under the Subpart F income section of the U.S. Internal Revenue Code (“Subpart F”) since less than 50% of the Syndicate’s  premiums are derived within the U.K. and would therefore be subject to U.S. taxation when the Lloyd’s year of account closes.  Taxes are accrued at a 35% rate on our Company’s foreign source insurance income and foreign tax credits, where available, are utilized to offset U.S. tax as permitted.  Our Company’s effective tax rate for the Syndicate taxable income could substantially exceed 35% to the extent our Company is unable to offset U.S. taxes paid under Subpart F tax regulations with U.K. tax credits on future underwriting year distributions.  Our Company’s undistributed foreign earnings are intended to be permanently reinvested.  As a result of the Tax Act’s one-time Transition Tax on the earnings of foreign subsidiaries, as of December 31, 2017 our Company expects the unrecognized deferred tax liability attributable to indefinitely reinvested earnings to be immaterial.

On December 22, 2017, the President signed the Tax Act. The Tax Act, among other things, lowered the U.S. corporate income tax rate from 35% to 21% effective January 1, 2018. Consequently, we revalued our net deferred tax assets as of December 31, 2017 by $17.1 million to reflect the estimated impact of the Tax Act. As a result of the Tax Act we are subject to the Transition Tax and we anticipate incurring a one-time adjustment of approximately $2.6 million due to the tax on previously untaxed accumulated and current earnings and profits on certain foreign subsidiaries.  In computing taxable income, P&C insurers reduce underwriting income by loss and loss adjustment expenses incurred. The deduction for losses incurred is discounted for tax at the interest rates and for the loss payment patterns prescribed by the U.S. Treasury. The Tax Act changes the prescribed interest rates to rates based on corporate bond yield curves and extends the applicable time periods for the loss payment pattern. These changes are effective for tax years beginning after 2017 and are subject to a transition rule that spreads the additional tax payment from the amount determined by applying these changes over the subsequent eight years beginning in 2018. This item is a taxable temporary difference and has no direct impact on total tax expense for 2017 and future years. While we have substantially completed our provisional analysis of the income tax effects of the Tax Act and recorded a reasonable estimate of such effects, including but not limited to, the re-measurement of deferred tax assets (liabilities), future discounting for loss reserves and the Transition Tax, the net one-time charge related to the Tax Act may differ, possibly materially, due to further refinement of our calculations, changes in interpretations and assumptions that we have made, additional guidance that may be issued by the U.S. Government, and actions and related accounting policy decisions we may take as a result of the Tax Act. We will complete our analysis over a one-year measurement period, as described in SAB 118, and any adjustments during this measurement period will be included in net earnings from continuing operations as an adjustment to income tax expense in the reporting period when such adjustments are determined.

The components of current and deferred income tax expense (benefit) are as follows:

	Years Ended December 31,
amounts in thousands	2017	2016	2015
Current Income Tax Expense (Benefit):
Federal and Foreign	$42,427	$39,900	$27,937
State and Local	764	638	1,476
Subtotal	$43,191	$40,538	$29,413
Deferred Income Tax Expense (Benefit):
Federal and Foreign	$(8,879)	$(5,755)	$7,004
State and local	—	—	—
Subtotal	$(8,879)	$(5,755)	$7,004
Total Income Tax Expense (Benefit)	$34,312	$34,783	$36,417

A reconciliation of total income taxes applicable to pre‑tax operating income and the amounts computed by applying the federal statutory income tax rate to the pre‑tax operating income were as follows:

	Years Ended December 31,
amounts in thousands	2017		2016		2015
Computed Expected Tax Expense	$26,182	35.0%	$41,128	35.0%	$41,116	35.0%
Tax-Exempt Interest	(5,394)	(7.2%)	(4,559)	(3.9%)	(4,987)	(4.2%)
Dividends Received Deduction	(4,689)	(6.3%)	(3,812)	(3.2%)	(2,086)	(1.8%)
Proration of DRD and Tax-Exempt Interest	1,512	2.0%	1,256	1.1%	1,061	0.9%
Current State and Local Income Taxes, Net of Federal Income Tax Deduction	497	0.7%	415	0.4%	959	0.8%
Stock Compensation Fair Market Value	(5,027)	(6.7%)	N/A	N/A	N/A	N/A
Change in Valuation Allowance	1,182	1.6%	—	—	—	—
Deferred Tax Expense due to Tax Law Changes	17,107	22.9%	N/A	N/A	N/A	N/A
Transition Tax	2,587	3.5%	N/A	N/A	N/A	N/A
Other	355	0.4%	355	0.2%	354	0.3%
Actual Tax Expense and Rate	$34,312	45.9%	$34,783	29.6%	$36,417	31.0%

N/A - Not applicable

The tax effects of cumulative temporary differences that give rise to federal, foreign, state and local deferred tax assets and deferred tax liabilities were as follows:

	December 31,
amounts in thousands	2017	2016
Deferred Tax Assets:
Loss Reserve Discount	$20,425	$25,420
Unearned Premiums	24,352	33,886
Compensation Related	8,462	15,288
Lloyd's Year of Account Deferral	9,400	—
State and Local Net Deferred Tax Assets	616	699
Net Currency Translation Adjustments	2,084	5,363
Other	152	3,618
Total Gross Deferred Tax Assets	$65,491	$84,274
Less: Valuation Allowance	(1,798)	(699)
Total Deferred Tax Assets	$63,693	$83,575
Deferred Tax Liabilities:
Loss Reserve Discount - (Transition Rule)	$(5,066)	$—
Net Unrealized Gains/Losses on Securities	(8,708)	(10,142)
Deferred Acquisition Costs	(20,670)	(29,401)
Lloyd's Year of Account Deferral	—	(15,471)
Net Unrealized Foreign Exchange	(3,782)	(3,575)
Other	(3,196)	(4,048)
Total Deferred Tax Liabilities	$(41,422)	$(62,637)
Net Deferred Income Tax Asset (Liability)	$22,271	$20,938

Unrecognized tax benefits are differences between tax positions taken in the tax returns and benefits recognized in the financial statements. Our Company has no unrecognized tax benefits as of December 31, 2017, 2016 and 2015. Our Company did not incur any interest or penalties related to unrecognized tax benefits for the years ended December 31, 2017, 2016 and 2015. Our Company is currently under examination by the IRS for tax years 2014 and 2015.  In addition, our Company is generally subject to state or local or foreign tax examinations by tax authorities for open tax years in the respective locations.

Our Company had state and local deferred tax assets amounting to potential future tax benefits of $0.6 and $0.7 million as of December 31, 2017 and 2016, respectively.  Included in the deferred tax assets are minimal state and local net operating loss carry-forwards.  A valuation allowance was established for the full amount of these potential future tax benefits due to the uncertainty associated with their realization.  Our Company’s state and local tax carry-forwards as of December 31, 2017 expire from 2027 to 2035.  Additionally, our Company has established a valuation allowance of $1.2 million for our deferred tax asset on our foreign operations in the U.K. Net operating losses were incurred as a result of the catastrophe losses incurred during the third quarter of 2017 and their significance to the 2017 financial results of our Company’s international operations.  U.K. net operating losses have the ability to be carried forward without expiration. However, upon evaluation, management determined that a valuation allowance was necessary for a portion of the deferred tax assets where it was more likely than not that the deferred tax assets would not be utilized in future periods.

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that, the deferred tax assets will be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.  Management considers the scheduled reversal of deferred tax liabilities, tax planning strategies and anticipated future taxable income in making this assessment and believes it is more likely than not that our Company will realize the benefits of its deductible differences as of December 31, 2017, net of any valuation allowance.

NOTE 10.  STOCKHOLDERS’ EQUITY

Our authorized share capital consists of 50 million common shares with a par value of $0.10 per share and 1 million  preferred shares with a par value of $0.10 per share. Our Company has not issued any preferred shares as of December 31, 2017.

The following table represents changes in our Company’s issued and outstanding common shares for the periods indicated. We completed a two-for-one stock split on January 20, 2017. All share and per share data prior to January 20, 2017 has been retroactively restated on a post-split basis.

	Years Ended December 31,
amounts in thousands	2017	2016	2015
Beginning Balance	29,124	28,862	28,562
Net Vested Stock Grants	343	220	254
Employee Stock Purchase Plan	40	42	42
Stock Options Exercised	—	—	4
Ending Balance	29,507	29,124	28,862

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

For the years ended December 31, 2017 and 2016, our Company paid total dividends of $0.225 and $0.135 per share, respectively, to stockholders of record of our Company’s Common Stock.     For the year ended December 31, 2015, our Company did not pay any dividends.

The declaration and amount of any future dividend will be at the discretion of the Board of Directors, and will depend upon our Company’s financial condition, results of operations, business requirements, regulatory and legal constraints and any other factors the Board of Directors deems relevant. Refer to Footnote 16 – Subsequent Events.

NIC may pay dividends to our Parent Company out of its statutory earned surplus pursuant to statutory restrictions imposed under the New York insurance law.  As of December 31, 2017, the maximum amount available for the payment of dividends by NIC without prior regulatory approval is $105.7 million.  NIC paid a dividend to our Parent Company of $19.0 million and $5.0 million in 2017 and 2016, respectively.

NCUL may pay dividends to our Parent Company up to the extent of available profits that have been distributed from the Syndicate.  The Syndicate’s capital and surplus as filed with Lloyd’s consists of undistributed profits on closed and open UWYs.  In connection with the business plan approved in November 2017, NCUL posted all of the available undistributed profits on closed years of $218.3 million to support a portion of the FAL requirement and therefore that amount is not available for distribution to NCUL, which ultimately is not available to our Parent Company in the form of a dividend.  As of December 31, 2017, NCUL does not have the ability to pay dividends to the Parent Company.

NIIC may pay dividends to our Parent Company out of its statutory profits subject to the restrictions imposed under UK Company law and Insurance regulation.  As of December 31, 2017, the maximum amount available for the payment of dividends by NIIC without prior regulatory approval is $8.4 million.

The amount and nature of net assets that are restricted from payment of dividends as of December 31, 2017 and 2016 are presented in the following table:

	As of December 31,
amounts in thousands	2017	2016
Restricted Net Assets:
NIC and NSIC:
Fixed Maturities at Fair Value (Amortized Cost: 2017, $9,856; 2016, $9,820)	$10,655	$10,690
Short Term Investments, at Fair Value	290	290
Cash	1,242	7,168
Total NIC and NSIC (1)	$12,187	$18,148
NHUK:
Fixed Maturities at Fair Value (Amortized Cost: 2017, $472,701; 2016, $457,225)	$471,831	$452,053
Short Term Investments, at Fair Value	83,778	63,729
Total NHUK (2)	$555,609	$515,782
Total Restricted Net Assets	$567,796	$533,930

(1) - The restricted net assets for NIC and NSIC primarily consist of fixed maturities on deposit with various state insurance departments.  The cash as of December 31, 2017 and 2016, as presented in the table above, was on deposit with a U.K. bank to comply with the regulatory requirements of the Prudential Regulation Authority for the underwriting activities of the U.K. Branch.

(2) - The restricted net assets for NHUK consists of fixed maturities and cash held in trust for the benefit of syndicate policyholders and short term investments primarily consisting of overseas deposits in various countries with Lloyd's to support underwriting activities in those countries.

NOTE 11. EARNINGS PER SHARE

The following is a reconciliation of the basic and diluted EPS computations for the years ended December 31, 2017, 2016 and 2015:

	Years Ended December 31,
amounts in thousands, except per share amounts	2017	2016	2015
Net Income	$40,494	$82,726	$81,057
Basic Weighted Average Shares	29,441	29,074	28,785
Effect of Common Stock Equivalents:
Assumed Exercise of Stock Options and Vesting of Stock Grants	630	958	866
Diluted Weighted Average Shares	30,071	30,032	29,651
Net Income per Common Share:
Basic	$1.38	$2.85	$2.82
Diluted	$1.35	$2.75	$2.73

NOTE 12.  STATUTORY FINANCIAL INFORMATION

The following table presents statutory Net Income and capital and surplus in accordance with statutory accounting practices:

	Years Ended December 31,
amounts in millions	2017	2016	2015
NIC & NSIC:
Statutory Net Income	$79.3	$84.2	$60.8
Statutory Capital and Surplus	$1,056.6	$1,027.3	$949.1
The Syndicate:
Syndicate's Net Income	$(23.4)	$46.3	$41.0
Syndicate's Capital and Surplus	$168.7	$180.7	$177.5
NIIC:
Statutory Net Income	$(8.4)	$0.4	$—
Statutory Capital and Surplus	$62.9	$70.7	$—

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

Differences	SAP	U.S. GAAP
Acquisition and Commission Costs	Expensed when incurred	Costs are generally deferred
Bonds	Generally stated at amortized cost	Stated at fair value
Deferred tax assets	Certain temporary differences are not recognized	All temporary differences recognized
Receivables over 90 days outstanding and other intangible assets	Not recognized	Generally recognized (subject to valuation allowances)
Provision for Reinsurance	Recorded through a charge to surplus	Recorded through income when deemed uncollectible
Unearned premiums and loss reserves	Net of ceded amounts	Gross of ceded amounts

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

NIIC is subject to oversight and regulation by the PRA and the FCA.  The following table represents some of the significant differences between U.K. GAAP and U.S. GAAP as they relate to our NIIC operations:

Differences	U.K. GAAP	U.S. GAAP
Unrealized gains/losses	Recognized in income	Recognized in AOCI
Foreign exchange gains/losses on translation	Recognized in income	Recognized in AOCI

As of December 31, 2017 and 2016, all insurance subsidiaries individually exceed the minimum required statutory capital and surplus requirements and all U.S. domestic insurance subsidiaries individually exceeded risk-based capital minimum requirements.

NOTE 13. STOCK-BASED COMPENSATION

In May 2005 our shareholders approved the 2005 Stock Incentive Plan authorizing the issuance in aggregate of 1,000,000 incentive stock options, non-incentive stock options, restricted shares and stock appreciation rights for our common stock. In April 2009, the stockholders approved an amendment to the 2005 Stock Incentive Plan increasing the available number of awards from 1,000,000 to 1,500,000. In April 2013, the stockholders further amended and restated the 2005 Stock Incentive Plan increasing the available number of awards from 1,500,000 to 2,000,000 in the Second Amended and Restated 2005 Stock Incentive Plan. The stock split that occurred on January 20, 2017 doubled the number of awards from 2,000,000 to 4,000,000. As of December 31, 2017, 3,156,664 of such awards were issued leaving 843,336 awards available to be issued in subsequent periods.

Stock-based compensation granted under our Company’s stock plans is expensed in tranches over the vesting period. Options and non-performance based grants generally vest equally over a three or four year period and the options had a maximum term of ten years. Our Company’s performance based share grants generally consist of three types of awards. The performance units issued in 2017, 2016 and 2015 will cliff vest on the third anniversary of the date of the grant in an amount as determined by the rate of cumulative annual growth in tangible book value for the three years immediately prior to the vesting date, with actual shares that vest ranging between 150% to 50% of that portion of the original award.

During 2017, 2016 and 2015, the total compensation cost for share-based payment arrangements recognized in the income statement was $13.8 million, $17.6 million and $15.0 million, and the recorded tax benefits related to share-based awards were $2.9 million, $6.2 million and $5.2 million, respectively.

As of December 31, 2017 and 2016, the total unrecognized compensation expense related to nonvested stock awards was $18.0 million and $22.3 million, respectively, which is expected to be recognized as expense over weighted average periods of 1.9 years and 1.8 years, respectively.  The aggregate fair value of all unvested restricted stock units as of December 31, 2017 and 2016 was $49.9 million and $87.2 million, respectively.  The aggregate fair value did not change after the stock split, as shares were doubled and the price per share halved.

Restricted Stock Units

The activity related to our Company’s restricted stock unit awards was as follows:

	Year Ended December 31, 2017
	Number of Awards	Weighted Average Grant Date Fair Value (1)
Nonvested at the beginning of the year	197,422	$37.24
Granted	35,297	$56.05
Vested	(59,930)	$36.21
Forfeited	(13,250)	$39.41
Nonvested at the end of the year	159,539	$41.60

(1) Fair value is based on the closing price of our common shares on the NASDAQ on the grant date.

During 2017, 2016 and 2015, we granted 35,297, 84,000 and 64,316 restricted stock units, respectively, with weighted average grant-date fair values per share of $56.05, $44.52 and $38.72, respectively.

During 2017, 2016 and 2015, the total fair value of restricted stock units vested was $3.3 million, $2.5 million and $2.6 million, respectively.

Performance-based Equity Awards

The activity related to our Company’s performance-based equity awards was as follows:

	Year Ended December 31, 2017
	Number of Awards	Weighted Average Grant Date Fair Value (1)
Nonvested at the beginning of the year	1,176,742	$35.85
Granted	253,333	$55.70
Performance Adjustment	83,071	$30.49
Vested	(520,285)	$30.38
Forfeited	(26,500)	$41.60
Nonvested at the end of the year	966,361	$43.39

(1) Fair value is based on the closing price of our common shares on the NASDAQ on the grant date.

During 2017, 2016 and 2015, we granted 253,333, 404,946 and 370,100 performance-based equity awards, respectively, with weighted average grant-date fair values per share of $55.70, $40.77 and $37.25, respectively.

During 2017, 2016 and 2015, the total fair value of performance-based equity awards vested was $29.0 million, $11.5 million and $12.5 million, respectively.

Stock Options

During 2017, 2016 and 2015, our Company did not grant any stock options. There are currently no stock options outstanding with the last exercise of stock options occurring during 2015.

Employee Stock Purchase Plan

We offer an Employee Stock Purchase Plan (the “ESPP”) to all of our eligible employees.  Employees are offered the opportunity to purchase our Company’s Common stock at 90% of fair market value at the lower of the price at the beginning or the end of each six month offering period.  Each employee can invest up to 10% of their base compensation subject to the lesser of 1,000 common stock shares or total market value of $25,000.  There were 40,488 shares purchased in 2017 from funds withheld during the July 1, 2016 to December 31, 2016 and January 1, 2017 to June 30, 2017 offering periods.  There were 41,224 shares purchased in 2016 in the aggregate from funds withheld during the offering periods of July 1, 2015 to December 31, 2015 and January 1, 2016 to June 30, 2016. We expense both the value of the 10% discount and the “look-back” option, which provides for the more favorable price at either the beginning or end of the offering period.

NOTE 14.  RETIREMENT PLANS

We have a 401(k) Plan for all U.S. eligible employees.  Each eligible employee can contribute a portion of their salary, limited by certain Federal regulations.  The expense recorded for all contributions to the 401(k) Plan for the year ended December 31, 2017 was $7.5 million, consisting of $4.9 million for the retirement savings contributions and $2.6 million for the non-discretionary matching contributions. The expense recorded for all contributions to the 401(k) Plan for the year ended December 31, 2016 was $7.4 million, consisting of $4.2 million for the retirement savings contributions and $3.2 million for the non-discretionary matching contributions. The expense recorded for all contributions to the 401(k) Plan for the year ended December 31, 2015 was $6.3 million, consisting of $3.8 million for the retirement savings contributions and $2.5 million for the non-discretionary matching contributions.

Our Company sponsors a defined contribution plan for all of our Company’s U.K. employees under U.K. regulations.  Contributions, which are fully vested when made, are equal to 15.0% of each eligible employee’s gross base salary for all U.K. employees hired prior to November 2014 and 12.0% for all employees hired after November 2014.  The expense recorded for the U.K. defined contribution plan was $2.6 million, $2.9 million and $2.9 million for the years ended December 31, 2017, 2016 and 2015, respectively.

Our Company sponsors defined contribution plans for employees in several of our other European offices, outside of the U.K., under each countries’ regulations.  Contributions, which are fully vested when made, range by European office between 2.1% and 26.0% of each eligible employee’s gross base salary.  The expense recorded for the other European offices defined contribution plans was $0.3 million, $0.5 million and $0.5 million for the years ended December 31, 2017, 2016 and 2015, respectively.

Such expenses are included in Other operating expenses.

NOTE 15. CONDENSED QUARTERLY FINANCIAL DATA (Unaudited)

The following is a summary of quarterly financial data for the periods indicated:

	March 31,	June 30,	September 30,	December 31,
amounts in thousands, except per share amounts	2017	2017	2017	2017
Gross Written Premiums	$450,305	$452,179	$402,038	$408,743
Revenues:
Net Written Premiums	$337,163	$333,282	$296,016	$304,869
Change in Unearned Premiums	(51,032)	(39,447)	5,339	230
Net Earned Premiums	$286,131	$293,835	$301,355	$305,099
Net Investment Income	21,448	22,265	22,598	22,982
Total Other-Than-Temporary Impairment Losses	(1,077)	29	(957)	3
Portion of Loss Recognized in Other Comprehensive Income (Before Tax)	(16)	(29)	(15)	(3)
Net Other-Than-Temporary Impairment Losses Recognized in Earnings	(1,093)	—	(972)	—
Net Realized Gains	1,049	1,694	5,190	37,141
Other Income (Loss)	1,068	(411)	(1,699)	(3,201)
Total Revenues	$308,603	$317,383	$326,472	$362,021

Expenses:
Net Losses and LAE	$169,600	$177,110	$276,171	$183,384
Commission Expenses	47,844	48,173	45,509	43,205
Other Operating Expenses	58,538	60,766	45,773	68,153
Interest Expense	3,861	3,861	3,862	3,863
Total Expenses	$279,843	$289,910	$371,315	$298,605
Income (Loss) Before Income Taxes	28,760	27,473	(44,843)	63,416
Income Tax Expense (Benefit)	$7,650	$6,971	$(16,864)	$36,555
Net Income (Loss)	$21,110	$20,502	$(27,979)	$26,861

Comprehensive Income (Loss)	$35,911	$35,699	$(18,311)	$(1,812)

Combined Ratio	96.4%	97.3%	121.9%	96.6%
Net Income (Loss) per Share:
Basic	$0.72	$0.70	$(0.95)	$0.91
Diluted	$0.70	$0.69	$(0.95)	$0.89

	March 31,	June 30,	September 30,	December 31,
amounts in thousands, except per share amounts	2016	2016	2016	2016
Gross Written Premiums	$413,877	$412,565	$374,930	$367,539
Revenues:
Net Written Premiums	$319,820	$306,535	$277,001	$282,868
Change in Unearned Premiums	(55,462)	(38,543)	7,009	1,117
Net Earned Premiums	$264,358	$267,992	$284,010	$283,985
Net Investment Income	19,594	19,875	19,875	20,107
Total Other-Than-Temporary Impairment Losses	(109)	(162)	23	21
Portion of Loss Recognized in Other Comprehensive Income (Before Tax)	109	12	(23)	(21)
Net Other-Than-Temporary Impairment Losses Recognized in Earnings	—	(150)	—	—
Net Realized Gains	1,597	1,960	1,586	4,043
Other Income (Loss)	2,549	4,430	(183)	1,905
Total Revenues	$288,098	$294,107	$305,288	$310,040

Expenses:
Net Losses and LAE	$152,956	$167,206	$172,793	$172,493
Commission Expenses	37,554	40,726	42,611	44,154
Other Operating Expenses	60,809	59,074	56,137	58,076
Interest Expense	3,858	3,858	3,859	3,860
Total Expenses	$255,177	$270,864	$275,400	$278,583
Income Before Income Taxes	32,921	23,243	29,888	31,457
Income Tax Expense	$9,989	$7,053	$7,875	$9,866
Net Income	$22,932	$16,190	$22,013	$21,591

Comprehensive Income (Loss)	$45,721	$35,228	$18,760	$(31,712)

Combined Ratio	95.1%	99.6%	95.6%	96.7%
Net Income per Share:
Basic	$0.79	$0.56	$0.76	$0.74
Diluted	$0.77	$0.54	$0.73	$0.71

NOTE 16. SUBSEQUENT EVENTS

On February 15, 2018, our Board of Directors declared a cash dividend on our Company’s Common Stock of $0.07 per share, payable on March 23, 2018 to stockholders of record on March 2, 2018.

On February 7, 2018, NMUK entered into a Renewal Rights Agreement with Thomas Miller Specialty Underwriting Agency Limited (“Thomas Miller”), pursuant to which Thomas Miller agreed to acquire the renewal rights to our Company’s fixed-premium protection and indemnity business. Our Company will remain responsible for all losses occurring prior to February 8, 2018 on such business. We do not expect this transaction to have a material effect on our financial statements.

SCHEDULE I

THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES

Summary of Consolidated Investments -

Other than Investments in Related Parties

	December 31, 2017
		Gross	Gross
		Unrealized	Unrealized	Amortized
amounts in thousands	Fair Value(1)	Gains	Losses	Cost
Fixed Maturities:
U.S. Treasury Bonds, Agency Bonds and Foreign Government Bonds	$393,563	$2,081	$(2,014)	$393,496
States, Municipalities and Political Subdivisions	814,632	20,136	(1,423)	795,919
Mortgage-Backed and Asset-Backed Securities:
Agency Mortgage-Backed Securities	407,619	2,352	(5,414)	410,681
Residential Mortgage Obligations	54,104	606	(79)	53,577
Asset-Backed Securities	328,753	2,138	(663)	327,278
Commercial Mortgage-Backed Securities	160,904	2,354	(1,182)	159,732
Subtotal	$951,380	$7,450	$(7,338)	$951,268
Corporate Exposures (2)	897,479	14,491	(3,737)	886,725
Total Fixed Maturities	$3,057,054	$44,158	$(14,512)	$3,027,408
Equity Securities:
Common Stocks	52,439	7,423	(112)	45,128
Preferred Stocks	183,542	6,071	(1,560)	179,031
Total Equity Securities	$235,981	$13,494	$(1,672)	$224,159
Other Invested Assets	1,720	—	—	1,720
Short-Term Investments	127,128	3	—	127,125
Total Investments	$3,421,883	$57,655	$(16,184)	$3,380,412

(1)  Other invested assets are accounted for using the equity method of accounting.  All other investments are shown at fair value.

(2)  Corporate Exposures consist of investments in corporate bonds, hybrid bonds and redeemable preferred stocks.

SCHEDULE II

THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES

Condensed Financial Information of Registrant

The Navigators Group, Inc.

Balance Sheets

(Parent Company)

	December 31,
amounts in thousands	2017	2016
ASSETS
Investments	$1,668	$1,660
Cash	7,567	11,003
Investments in Subsidiaries	1,423,843	1,381,652
Goodwill and Other Intangible Assets	2,534	2,534
Current Income Tax Receivable, Net	30,573	13,160
Other Assets	28,063	36,428
Total Assets	$1,494,248	$1,446,437

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
Senior Notes	$263,885	$263,728
Accounts Payable and Other Liabilities	1,224	1,347
Accrued Interest Payable	3,174	3,174
Total Liabilities	$268,283	$268,249

Stockholders' Equity:
Preferred Stock, $.10 par value, authorized 1,000 shares, none issued	$—	$—
Common Stock, $.10 par value, authorized 50,000 shares, issued 36,530 shares for 2017 and 36,147 shares for 2016	3,650	3,612
Additional Paid-In Capital	376,868	373,983
Treasury Stock, at cost (7,023 shares for 2017 and 2016)	(155,801)	(155,801)
Retained Earnings	981,380	947,519
Accumulated Other Comprehensive Income:
Net Unrealized Gains (Losses) on Securities Available-for-Sale, Net of Tax	19,874	8,882
Foreign Currency Translation Adjustment, Net of Tax	(6)	(7)
Total Stockholders' Equity	$1,225,965	$1,178,188
Total Liabilities and Stockholders' Equity	$1,494,248	$1,446,437

SCHEDULE II

THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES

Condensed Financial Information of Registrant (Continued)

The Navigators Group, Inc.

Statements of Income

(Parent Company)

	Years Ended December 31,
amounts in thousands	2017	2016	2015
Revenues:
Net Investment Income	$7	$53	$147
Total Revenues	$7	$53	$147
Expenses:
Interest Expense	15,447	15,435	15,424
Other (Income) Expense	(28)	22	—
Total Expenses	$15,419	$15,457	$15,424
Income (Loss) Before Income Tax Benefit	$(15,412)	$(15,404)	$(15,277)
Income Tax Benefit	(5,709)	(8,009)	(5,472)
Income (Loss) Before Equity in Undistributed Net Income of Wholly Owned Subsidiaries	$(9,703)	$(7,395)	$(9,805)
Equity in Undistributed Net Income of Wholly-Owned Subsidiaries	50,197	90,121	90,862
Net Income	$40,494	$82,726	$81,057

SCHEDULE II

THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES

Condensed Financial Information of Registrant (Continued)

The Navigators Group, Inc.

Statements of Cash Flows

(Parent Company)

	Years Ended December 31,
amounts in thousands	2017	2016	2015
Operating Activities:
Net Income	$40,494	$82,726	$81,057
Adjustments to Reconcile Net Income to Net Cash Provided By (Used in) Operations:
Equity in Undistributed Net Income of Wholly-Owned Subsidiaries	(50,197)	(90,121)	(90,862)
Dividends Received from Subsidiaries	19,000	5,000	—
Other	5,841	5,737	9,542
Net Cash Provided By (Used in) Operating Activities	$15,138	$3,342	$(263)
Investing Activities:
Fixed Maturities, Available-for-Sale
Sales	$—	$—	$1,250
Purchases	—	—	—
Equity Securities
Sales	—	—	—
Purchases	—	—	—
Net (Increase) Decrease in Short-Term Investments	(8)	87,942	3,918
Net Cash Provided By (Used in) Investing Activities	$(8)	$87,942	$5,168
Financing Activities:
Capital Contribution to Subsidiary	$(1)	$(79,250)	$—
Proceeds of Stock Issued from Employee Stock Purchase Plan	1,846	1,840	1,352
Proceeds of Stock Issued from Exercise of Stock Options	—	—	29
Dividends Paid	(6,633)	(3,930)	—
Payment of Employee Tax Withholding on Stock Compensation	(13,778)	(5,358)	(6,169)
Net cash Provided By (Used in) Financing Activities	$(18,566)	$(86,698)	$(4,788)
Increase (Decrease) in Cash	$(3,436)	$4,586	$117
Cash at Beginning of Year	11,003	6,417	6,300
Cash at End of Year	$7,567	$11,003	$6,417

SCHEDULE III

THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES

Supplementary Insurance Information

								Amortization
	Deferred			Other Policy				of Deferred
	Policy	Reserve		Claims and	Net	Net	Losses	Policy	Other	Net
	Acquisition	for Losses	Unearned	Benefits	Earned	Investment	and LAE	Acquisition	Operating	Written
amounts in thousands	Costs	and LAE	Premiums	Payable	Premiums	Income (1)	Incurred	Costs	Expenses	Premiums
Year ended December 31, 2017
U.S. Insurance	$54,674	$1,629,015	$575,068	$—	$674,665	$—	$443,353	$77,729	$128,905	$721,300
Int'l Insurance	38,988	716,352	260,982	—	333,792	—	229,601	68,824	83,464	335,852
GlobalRe	41,587	169,778	151,631	—	177,963	—	133,311	39,136	20,861	214,178
Corporate	—	—	—	—	—	89,293	—	(958)	—	—
	$135,249	$2,515,145	$987,681	$—	$1,186,420	$89,293	$806,265	$184,731	$233,230	$1,271,330
Year ended December 31, 2016
U.S. Insurance	$50,028	$1,564,524	$519,505	$—	$629,308	$—	$397,860	$70,812	$128,108	$683,568
Int'l Insurance	37,385	605,105	252,442	—	307,416	—	178,284	61,703	86,395	345,967
GlobalRe	32,247	120,098	115,397	—	163,621	—	89,304	34,008	19,593	156,689
Corporate	—	—	—	—	—	79,451	—	(1,478)	—	—
	$119,660	$2,289,727	$887,344	$—	$1,100,345	$79,451	$665,448	$165,045	$234,096	$1,186,224
Year ended December 31, 2015
U.S. Insurance	$37,372	$1,478,391	$476,803	$—	$555,836	$—	$343,497	$56,319	$131,407	$597,006
Int'l Insurance	25,451	608,783	221,544	—	259,960	—	134,702	43,676	75,867	277,942
GlobalRe	29,160	115,470	122,329	—	168,291	—	94,399	32,240	16,242	168,912
Corporate	—	—	—	—	—	68,718	—	(2,258)	—	—
	$91,983	$2,202,644	$820,676	$—	$984,087	$68,718	$572,598	$129,977	$223,516	$1,043,860

(1)	As we evaluate the underwriting results of each of our reportable segments separately from the results of our investment portfolio, we do not allocate net investment income to our reportable segments.

SCHEDULE IV

THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES

Reinsurance - Written Premium

		Ceded to	Assumed		Percentage
	Direct	Other	from Other	Net	of Amount
amounts in thousands	Amount	Companies	Companies	Amount	Assumed to Net
Year ended December 31, 2017
Accident & Health	$—	$—	$80,605	$80,605	100%
Property & Liability	1,489,422	441,935	143,238	1,190,725	12%
Total	$1,489,422	$441,935	$223,843	$1,271,330	18%
Year ended December 31, 2016
Accident & Health	$—	$—	$53,814	$53,814	100%
Property & Liability	1,403,865	382,687	111,232	1,132,410	10%
Total	$1,403,865	$382,687	$165,046	$1,186,224	14%
Year ended December 31, 2015
Accident & Health	$—	$—	$87,088	$87,088	100%
Property & Liability	1,277,728	409,642	88,686	956,772	9%
Total	$1,277,728	$409,642	$175,774	$1,043,860	17%

SCHEDULE V

THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES

Valuation and Qualifying Accounts

	Balance at	Charged (Credited) to	Charged to	Deductions	Balance at
amounts in thousands	January 1	Costs and Expenses	Other Accounts	(Describe)	December 31
Year ended December 31, 2017
Allowance for Uncollectable Reinsurance	$12,078	$519	$—	$—	$12,597
Valuation Allowance in Deferred Taxes	$699	$1,099	$—	$—	$1,798
Year ended December 31, 2016
Allowance for Uncollectable Reinsurance	$6,921	$5,157	$—	$—	$12,078
Valuation Allowance in Deferred Taxes	$721	$(22)	$—	$—	$699
Year ended December 31, 2015
Allowance for Uncollectable Reinsurance	$11,332	$(4,411)	$—	$—	$6,921
Valuation Allowance in Deferred Taxes	$776	$(55)	$—	$—	$721

SCHEDULE VI

THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES

Supplementary Information Concerning P&C Insurance Operations

						Losses and LAE		Amortization
	Deferred Policy	Reserve		Net	Net	Expenses Incurred Related to		of Deferred Policy	Other	Net
amounts in thousands	Acquisition	for Losses	Unearned	Earned	Investment	Current	Prior	Acquisition	Operating	Written
Affiliation with Registrant	Costs	and LAE	Premiums	Premiums	Income	Year	Years	Costs	Expenses	Premiums
Consolidated Subsidiaries:
Year ended December 31, 2017	$135,249	$2,515,145	$987,681	$1,186,420	$89,293	$771,955	$34,310	$184,731	$233,230	$1,271,330

Year ended December 31, 2016	$119,660	$2,289,727	$887,344	$1,100,345	$79,451	$693,976	$(28,528)	$165,045	$234,096	$1,186,224

Year ended December 31, 2015	$91,983	$2,202,644	$820,676	$984,087	$68,718	$637,267	$(64,669)	$129,977	$223,516	$1,043,860