Form 10-Q
period 2018-03-31
NAVIGATORS GROUP INC
filed 2018-05-08
CIK 793547

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2018

or

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

The number of common shares outstanding as of April 27, 2018 was 29,722,278.

THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES

INDEX

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2018	2017
amounts in thousands, except per share amounts	(Unaudited)
ASSETS
Investments:
Fixed Maturities, available-for-sale, at fair value (amortized cost: 2018: $2,987,492; 2017: $3,027,408)	$2,970,934	$3,057,054
Equity Securities, at fair value (cost: 2018: $245,754; 2017: $224,159)	254,394	235,981
Other Invested Assets	35,276	30,488
Short-Term Investments, available-for-sale, at fair value (amortized cost: 2018: $6,707; 2017: $6,477)	6,704	6,480
Total Investments	$3,267,308	$3,330,003
Cash and Cash Equivalents	165,177	102,735
Restricted Cash and Cash Equivalents	58,956	56,229
Premiums Receivable	413,253	351,393
Prepaid Reinsurance Premiums	228,902	228,569
Reinsurance Recoverable on Paid Losses	82,506	72,494
Reinsurance Recoverable on Unpaid Losses and Loss Adjustment Expenses	790,388	809,765
Deferred Policy Acquisition Costs	151,661	135,249
Accrued Investment Income	20,738	19,480
Goodwill and Other Intangible Assets	6,668	6,596
Current Income Tax Receivable, Net	10,497	16,667
Deferred Income Tax, Net	31,026	22,271
Other Assets	81,686	73,171
Total Assets	$5,308,766	$5,224,622
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Reserves for Losses and Loss Adjustment Expenses	$2,521,827	$2,515,145
Unearned Premiums	1,059,085	987,681
Reinsurance Balances Payable	128,919	136,192
Senior Notes	263,926	263,885
Payable for Investments Purchased	23,776	—
Accounts Payable and Other Liabilities	94,281	95,754
Total Liabilities	$4,091,814	$3,998,657
Stockholders' Equity:
Preferred Stock ($.10 par value per share, authorized 1,000 shares, none issued)	$—	$—
Common Stock ($.10 par value per share, authorized 50,000 shares, issued 36,733 shares for 2018 and 36,530 shares for 2017)	3,670	3,650
Additional Paid-In Capital	372,866	376,868
Treasury Stock, at cost (7,023 shares for 2018 and 2017)	(155,801)	(155,801)
Retained Earnings	1,015,109	981,380
Accumulated Other Comprehensive Income	(18,892)	19,868
Total Stockholders' Equity	$1,216,952	$1,225,965
Total Liabilities and Stockholders' Equity	$5,308,766	$5,224,622

See accompanying Notes to Interim Consolidated Financial Statements.

THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended March 31,
amounts in thousands, except per share amounts	2018	2017
Gross Written Premiums	$495,224	$450,305
Revenues:
Net Written Premiums	393,262	337,163
Change in Unearned Premiums	(70,635)	(51,032)
Net Earned Premiums	$322,627	$286,131
Net Investment Income	23,702	21,448
Net Realized and Unrealized Gains (Losses):
Total Other-Than-Temporary Impairment Losses	(37)	(1,077)
Portion of Loss Recognized in Other Comprehensive Income (Before Tax)	37	(16)
Net Other-Than-Temporary Impairment Losses Recognized in Earnings	—	(1,093)
Net Realized Gains on Investments Sold	1,169	1,049
Net Unrealized Losses on Equity Securities at Fair Value	(3,181)	—
Total Net Realized and Unrealized Losses	(2,012)	(44)
Other Income (Loss)	(117)	1,068
Total Revenues	$344,200	$308,603

Expenses:
Net Losses and Loss Adjustment Expenses	$186,145	$169,600
Commission Expenses	54,152	47,844
Other Operating Expenses	62,926	58,538
Interest Expense	3,864	3,861
Total Expenses	$307,087	$279,843

Income Before Income Taxes	$37,113	$28,760
Income Tax Expense	6,235	7,650

Net Income	$30,878	$21,110

Net Income per Common Share:
Basic	$1.04	$0.72
Diluted	$1.02	$0.70

Average Common Shares Outstanding:
Basic	29,595	29,283
Diluted	30,137	30,000

Cash Dividends Declared per Common Share	$0.07	$0.045

See accompanying Notes to Interim Consolidated Financial Statements.

THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)

	Three Months Ended March 31,
amounts in thousands	2018	2017
Net Income	$30,878	$21,110
Other Comprehensive Income (Loss):
Change in Net Unrealized Gains (Losses) on Available-For-Sale Investments:
Unrealized Gains (Losses) on Investments arising during the period, net of Deferred Tax of $9,623 and $(7,771) in 2018 and 2017, respectively	(34,305)	14,434
Reclassification adjustment for Net Realized Gains (Losses) included in Net Income net of Deferred Tax of $509 and $(114) in 2018 and 2017, respectively	(1,733)	211
Change in Net Unrealized Gains (Losses) on Investments	$(36,038)	$14,645
Change in Other-Than-Temporary Impairments
Non Credit Other-Than-Temporary Impairments arising during the period, net of Deferred Tax of $9 and $(6) in 2018 and 2017, respectively	(30)	10
Reclassification Adjustment for Other-Than-Temporary Impairment Credit Losses Recognized in Net Income net of Deferred Tax of $0 and $(222) in 2018 and 2017, respectively	—	412
Change in Other-Than-Temporary Impairments	$(30)	$422
Change in Foreign Currency Translation Gains (Losses), net of Deferred Tax of $(1,082) and $143 in 2018 and 2017, respectively	2,228	(266)
Other Comprehensive Income (Loss)	$(33,840)	$14,801
Comprehensive Income (Loss)	$(2,962)	$35,911

See accompanying Notes to Interim Consolidated Financial Statements.

THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (Unaudited)

			Additional				Accumulated Other	Total
	Common Stock		Paid-in	Treasury Stock		Retained	Comprehensive	Stockholders'
amounts in thousands	Shares	Amount	Capital	Shares	Amount	Earnings	Income (Loss)	Equity
Balance, December 31, 2017	36,530	$3,650	$376,868	7,023	$(155,801)	$981,380	$19,868	$1,225,965
Net Income	—	—	—	—	—	30,878	—	30,878
Dividends Declared	—	—	—	—	—	(2,069)	—	(2,069)
Changes in Comprehensive Income:
Change in Net Unrealized Loss on Available-For-Sale Investments	—	—	—	—	—	—	(36,038)	(36,038)
Change in Net Non-Credit Other-Than- Temporary Impairment Losses	—	—	—	—	—	—	(30)	(30)
Change in Foreign Currency Translation Gain	—	—	—	—	—	—	2,228	2,228
Total Comprehensive Loss	—	—	—	—	—	—	(33,840)	(33,840)
Cumulative Effect of Adoption of ASU 2016-01 at January 1st, Net of Tax	—	—	—	—	—	7,748	(7,748)	—
Cumulative Effect of Adoption of ASU 2018-02 at January 1st, Net of Tax	—	—	—	—	—	(2,828)	2,828	—
Shares Issued (1)	203	20	(4,988)	—	—	—	—	(4,968)
Share-Based Compensation	—	—	986	—	—	—	—	986
Balance, March 31, 2018	36,733	$3,670	$372,866	7,023	$(155,801)	$1,015,109	$(18,892)	$1,216,952

(1) - Includes shares issued under the Second Amended and Restated 2005 Stock Incentive Plan to Directors and the Employee Stock Purchase Plan.

See accompanying Notes to Interim Consolidated Financial Statements.

THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended March 31,
amounts in thousands	2018	2017
Operating Activities:
Net Income	$30,878	$21,110
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation & Amortization	807	1,184
Share-Based Compensation	986	4,467
Deferred Income Taxes	(5)	(8,598)
Total Net Realized and Unrealized Gains	2,012	44
Changes in Assets And Liabilities:
Reinsurance Recoverable on Paid and Unpaid Losses and Loss Adjustment Expenses	9,382	(9,593)
Reserves for Losses and Loss Adjustment Expenses	6,353	41,664
Prepaid Reinsurance Premiums	(237)	(11,186)
Unearned Premiums	70,755	62,139
Premiums Receivable	(61,403)	(74,566)
Deferred Policy Acquisition Costs	(16,328)	(6,539)
Accrued Investment Income	(1,247)	(792)
Reinsurance Balances Payable	(7,468)	9,187
Current Income Tax Receivable, Net	6,251	19,098
Other	(4,973)	(10,276)
Net Cash Provided by Operating Activities	$35,763	$37,343

Investing Activities:
Fixed Maturities
Redemptions and Maturities	$175,867	$86,049
Sales	110,089	34,973
Purchases	(246,359)	(175,679)
Equity Securities
Sales	14,989	13,316
Purchases	(36,799)	(11,492)
Net Sales and Purchases of Other Invested Assets	(4,585)	(2,570)
Net Sales, Maturities and Purchases of Short-Term Investments	22	(1,546)
Net Change in Unsettled Security Transactions	21,581	6,757
Net Purchase of Property and Equipment	(1,150)	(956)
Net Cash Provided by (Used in) Investing Activities	$33,655	$(51,148)

Financing Activities:
Proceeds from Employee Stock Purchase Plan	$452	$1,147
Payment of Employee Tax Withholding on Stock Compensation	(5,508)	(10,295)
Dividends Paid	(2,069)	(1,324)
Net Cash Used in Financing Activities	$(7,125)	$(10,472)

Effect of Exchange Rate on Unrestricted and Restricted Cash and Cash Equivalents	$2,876	$887

Change in Unrestricted and Restricted Cash and Cash Equivalents	$65,169	$(23,390)
Unrestricted and Restricted Cash and Cash Equivalents at Beginning of Year	158,964	172,846
Unrestricted and Restricted Cash and Cash Equivalents at End of Period	$224,133	$149,456

Supplemental Information:
Income Taxes Paid, Net	$294	$136
Interest Paid	$—	$—
Issuance of Stock to Directors	$783	$578

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

Basis of Presentation

The Consolidated Balance Sheet at March 31, 2018 and the Consolidated Statements of Income, Comprehensive Income (Loss), Stockholders’ Equity and Cash Flows for the periods ended March 31, 2018 and 2017 are unaudited. The Balance Sheet at December 31, 2017 is derived from our audited Financial Statements. The accompanying Interim Consolidated Financial Statements reflect all adjustments, which, in the opinion of management, are necessary to fairly present the results of our Company for the interim periods presented on the basis of U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the U.S. Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. All significant intercompany transactions and balances have been eliminated in consolidation. The preparation of these Financial Statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the Financial Statements and the reported revenues and expenses during the reporting periods. The results of operations for any interim period are not necessarily indicative of results for the full year. The Interim Consolidated Financial Statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2017. Certain amounts for the prior period have been reclassified to conform with the current period presentation.

Income Taxes

On December 22, 2017, the 2017 Tax Cuts and Jobs Act (the “Tax Act”) was enacted into law and the new legislation contained several key tax provisions that affected us, including a one-time mandatory Deemed Repatriation Transition Tax (“Transition Tax”) on accumulated foreign earnings and a reduction of the corporate income tax rate to 21% effective January 1, 2018, among others. We were required to recognize the effect of the tax law changes in the period of enactment, such as determining the Transition Tax, re-measuring our U.S. deferred tax assets and liabilities as well as reassessing the net realizability of our deferred tax assets and liabilities. In December 2017, the SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”), Income Tax Accounting Implications of the Tax Act, which allowed us to record provisional amounts during a measurement period not to extend beyond one year of the enactment date. During the fourth quarter of 2017, we made a reasonable estimate of the effects on our deferred tax balances and in relation to the Transition Tax. During the first quarter of 2018, we did not make any changes to this estimate; however we continue to gather additional information to more precisely compute these income tax impacts.  We expect to complete our analysis within the measurement period in accordance with SAB 118.

The interim income tax provision has been computed based on our estimated annual Effective Tax Rate, which represents our best estimate on a year to date basis for the interim period. As a result, the tax provision for a given quarter equals the difference between the provision recorded cumulatively year to date less the amount recorded cumulatively as of the end of the prior interim period. Our Effective Tax Rate for the quarter differs from the federal tax rate of 21% primarily due to an excess tax benefit related to the vesting of stock compensation at fair market value, tax-exempt investment income and the dividends received deduction.

Short-Term Investments Reclassifications

During the first quarter of 2018, cash and overseas deposits that were misclassified within Short-Term Investments were reclassified representing an immaterial correction. Cash of $20.5 million as of December 31, 2017 was reclassified from Short-Term Investments to Cash and Cash Equivalents. Overseas deposits of $28.8 million as of December 31, 2017 were reclassified from Short-Term Investments  to Other Invested Assets. The reclassification of cash within Short-Term Investments to Cash and Cash Equivalents impacted the Statement of Cash Flows for the three months ended March 31, 2017 by increasing Net Cash Used in Investing Activities by $7.5 million.

New Accounting Standards Adopted in 2018

Revenue From Contracts With Customers

Effective January 1, 2018, our Company adopted ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)”. This guidance affects any contracts with customers to transfer goods or services or for the transfer of nonfinancial assets unless those contracts are within the scope of other standards (for example, insurance contracts are not in scope of the new guidance). The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Our Company generates an insignificant amount of fee income that is within the scope of this guidance and was not materially impacted by the adoption of this guidance. The adoption of this guidance did not have a material impact on our results of operations, financial condition or liquidity.

Classification and Measurement of Financial Instruments

Effective January 1, 2018, our Company adopted ASU 2016-01 “Financial Instruments – Overall (Subtopic 825-10) – Recognition and Measurement of Financial Assets and Financial Liabilities”. This guidance requires equity investments (except those accounted for under the equity method of accounting, investments that are consolidated or those that meet a practicability exception) to be measured at fair value with changes in fair value recognized in net income, simplifies the impairment assessment of equity investments without readily determinable values by requiring a qualitative assessment to identify impairment, eliminates the requirement to disclose the methods and significant assumptions used to estimate the fair value for financial instruments measured at amortized cost, requires the use of the exit price notion when measuring the fair value of financial instruments for disclosure purposes, requires separate presentation in other comprehensive income of the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the organization has elected to measure the liabilities in accordance with the fair value option, requires the separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or the accompanying notes to the financial statements and clarifies that the reporting organization should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the organization’s other deferred tax assets.

As of January 1, 2018, the adoption of this guidance resulted in a $7.7 million net after-tax increase to Retained Earnings with a corresponding decrease to Accumulated Other Comprehensive Income (Loss), resulting in no change to our Total Stockholders’ Equity. This adjustment reflects the cumulative effect adjustment to reclassify Net Unrealized Gain on Investments in Accumulated Other Comprehensive Income (Loss) for available-for-sale Equity Securities to Retained Earnings upon adoption. Upon the adoption of this guidance, Equity Securities have been measured at fair value with changes in fair value recognized in Net Income through Net Unrealized Gains (Losses) on Equity Securities at Fair Value. The other aspects of this guidance only impacted disclosure or did not apply to our Company and therefore did not impact our results of operations, financial condition or liquidity.

Cash Flows

Effective January 1, 2018, our Company adopted ASU 2016-15, “Statement of Cash Flows (Topic 230) – Classification of Certain Cash Receipts and Cash Payments” which addresses diversity in practice in how eight specific cash receipts and cash payments should be presented and classified on the statement of cash flows. The adoption of this guidance did not impact our results of operations, financial condition or liquidity.

Effective January 1, 2018, our Company adopted ASU 2016-18, “Statement of Cash Flows (Topic 230) – Restricted Cash” which addresses diversity in practice in the classification and presentation of changes in restricted cash on the statement of cash flows. This guidance requires a statement of cash flows to explain the change during the period in the total of cash, cash equivalents, restricted cash and restricted cash equivalents. Transfers between cash and cash equivalents and restricted cash and restricted cash equivalents will no longer be presented on the statement of cash flows. To assist in meeting the requirements of this guidance to provide a reconciliation from the Statement of Cash Flows to the Balance Sheet, upon adoption of this guidance our Company added new accounts titled “Cash and Cash Equivalents” and “Restricted Cash and Cash Equivalents” and reclassified amounts previously held in Short-Term Investments to these accounts for all periods presented. This resulted in the reclassification of $71.3 million of restricted and unrestricted cash and cash equivalent balances as of December 31, 2017. This guidance was adopted on a retrospective basis. Prior to the adoption of this guidance, restricted and unrestricted cash and cash equivalent balances included in the Short-Term Investments account had been presented as a cash flow provided by (used in) investing activities. Consequently, the Statement of Cash Flows for the three months ended March 31, 2017 includes a revision to increase “Net Cash Used in Investing Activities” by $14.7 million.

Income Taxes

Effective January 1, 2018, our Company adopted ASU 2016-16, “Income Taxes (Topic 740) – Intra-Entity Transfers of Assets Other than Inventory” that requires companies to account for the income tax effects of intercompany transfers of assets other than inventory when the transfer occurs. The adoption of this guidance did not impact our results of operations, financial condition or liquidity.

Definition of a Business

Effective January 1, 2018, our Company adopted ASU 2017-01, “Clarifying the Definition of a Business” that provides guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. This guidance will be applied to transactions prospectively. The adoption of this guidance did not impact our results of operations, financial condition or liquidity.

Tax Reform Reclassification from Other Comprehensive Income

Effective January 1, 2018, our Company early adopted ASU 2018-02, “Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income” that permits entities to reclassify tax effects stranded in accumulated other comprehensive income as a result of tax reform to retained earnings. The total impact of the remeasurement and other adjustments was reflected in 2017 income from continuing operations, regardless of where deferred taxes were originally recorded. As of January 1, 2018, the adoption of this guidance resulted in a one-time reclassification of $2.8 million, decreasing Retained Earnings and increasing Accumulated Other Comprehensive Income (Loss) primarily from the remeasurement of deferred tax assets and liabilities associated with unrealized gains and losses on investments and currency translation adjustments using the 21% corporate tax rate.

Significant Accounting Policies

There were no notable changes in our significant accounting policies subsequent to our Annual Report on Form 10-K for the year ended December 31, 2017, with the exception of changes related to the adoption of ASU 2016-01 and ASU 2016-18 impacting the following accounting policies:

Cash and Cash Equivalents and Restricted Cash and Cash Equivalents

Cash includes cash on hand and demand deposits with banks. Cash Equivalents include highly liquid investments with original maturities of three months or less including money-market funds. Restricted Cash and Cash Equivalents primarily relates to funds that are held to support regulatory and contractual obligations.

Investments

Fixed Maturities held by our Company were carried at fair value and classified as available-for-sale. Available-for-sale securities are debt securities not classified as either held-to-maturity securities or trading securities and are reported at fair value, with unrealized gains and losses excluded from earnings and reported in Accumulated Other Comprehensive Income (“AOCI”) as a separate component of Stockholders’ Equity. Fixed Maturities include bonds, mortgage-backed and asset-backed securities, and redeemable preferred stocks.

Upon adoption of ASU 2016-01 on January 1, 2018, Equity Securities held by our Company were carried at fair value with any changes in fair value recognized in Net Income through the Net Unrealized Gains (Losses) on Equity Securities at Fair Value account. Prior to the adoption of ASU 2016-01, Equity Securities were carried at fair value and classified as available-for-sale. For our policy on Equity Securities classified as available-for-sale, refer to Note 1 within our Annual Report on Form 10-K for the year ended December 31, 2017. Equity Securities consist of common stock, exchange traded funds, mutual funds and preferred stock.

Other Invested Assets consist of investments our Company made in certain strategic companies which are accounted for using the equity method of accounting and overseas deposits which are carried at fair value.

For our investments applying the equity method, these investments are initially recorded at cost and are subsequently adjusted based on our Company’s proportionate share of the net income or loss of the companies.  Changes in the carrying value of such investments are recorded in Other Income. In applying the equity method, we use the most recently available financial information provided by the companies which is generally three months prior to the end of the reporting period.

Overseas deposits include private funds held by the Syndicate and invested according to local regulatory requirements. The compositions of the overseas deposits vary and the deposits are based on the portfolio level reporting that is provided by Lloyd’s. The fair values of these overseas deposits were measured using the net asset value practical expedient and therefore have not been categorized within the fair value hierarchy. Changes in the fair value of the Overseas deposits are recorded in Net Investment Income.

Short-Term Investments are carried at fair value.  Short-Term Investments have maturities greater than three months but less than one year from the purchase date.

All prices for our Fixed Maturities, Equity Securities and Short-Term Investments are classified as Level 1, Level 2 or Level 3 under the fair value hierarchy, as defined in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification 820 (“ASC 820”).

Premiums and discounts on Fixed Maturities  are amortized into interest income over the life of the security using the interest method.  For Mortgage-Backed and Asset-Backed Securities, anticipated prepayments and expected maturities are utilized in applying the interest rate method.  An effective yield is calculated based on projected principal cash flows at the time of original purchase.  The effective yield is used to amortize the purchase price of the security over the security’s expected life.  Book values are adjusted to reflect the amortization of premium or accretion of discount on a monthly basis. The projected principal cash flows are based on certain prepayment assumptions, which are generated using a prepayment model.  The prepayment model uses a number of factors to estimate prepayment activity including the current levels of interest rates (refinancing incentive), time of year (seasonality), economic activity (including housing turnover) and term and age of the underlying collateral (burnout, seasoning).  Prepayment assumptions associated with the Mortgage-Backed and Asset-Backed Securities are reviewed on a periodic basis.  When changes in prepayment assumptions are deemed necessary as the result of actual prepayments differing from anticipated prepayments, securities are revalued based upon the new prepayment assumptions utilizing the retrospective adjustment method, whereby the effective yield is recalculated to reflect actual payments to date and anticipated future payments.  The investment in such securities is adjusted to the amount that would have existed had the new effective yield been applied since the acquisition of the security.  Such adjustments, if any, are included in Net Investment Income for the current period.

Realized Gains and Losses on sales of investments are recognized when the related trades are executed and are determined on the basis of the specific identification method.

Impairment of Invested Assets

Management regularly reviews our Fixed Maturities portfolio to evaluate the necessity of recording impairment losses for other-than-temporary declines in the fair value of securities.

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

For our policy on evaluating Equity Securities for impairment prior to the adoption of ASU 2016-01 on January 1, 2018, refer to Note 1 within our Annual Report on Form 10-K for the year ended December 31, 2017.

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

Financial data by segment for the three months ended March 31, 2018 and 2017 was as follows:

	Three Months Ended March 31, 2018
	U.S.	Int'l
amounts in thousands	Insurance	Insurance	GlobalRe	Corporate (1)	Total
Net Earned Premiums	$172,913	$93,210	$56,504	$—	$322,627
Net Losses and LAE	(110,422)	(45,843)	(29,880)	—	(186,145)
Commission Expenses	(20,861)	(19,756)	(13,768)	233	(54,152)
Other Operating Expenses	(36,991)	(20,530)	(5,405)	—	(62,926)
Other Underwriting Income (Expense)	98	—	138	(233)	3
Underwriting Profit	$4,737	$7,081	$7,589	$—	$19,407
Net Investment Income				23,702	23,702
Total Net Realized and Unrealized Losses				(2,012)	(2,012)
Interest Expense				(3,864)	(3,864)
Other Loss				(120)	(120)

Income Before Income Taxes	$4,737	$7,081	$7,589	$17,706	$37,113
Income Tax Expense				(6,235)	(6,235)
Net Income					$30,878

Losses and LAE Ratio	63.9%	49.2%	52.9%		57.7%
Commission Expense Ratio	12.1%	21.2%	24.4%		16.8%
Other Operating Expense Ratio (2)	21.3%	22.0%	9.3%		19.5%
Combined Ratio	97.3%	92.4%	86.6%		94.0%

(1) - Includes Corporate segment intercompany eliminations.

(2) - Includes Other Operating Expenses and Other Underwriting Income (Expense).

	Three Months Ended March 31, 2017
	U.S.	Int'l
amounts in thousands	Insurance	Insurance	GlobalRe	Corporate (1)	Total
Net Earned Premiums	$164,004	$84,086	$38,041	$—	$286,131
Net Losses and LAE	(98,826)	(50,705)	(20,069)	—	(169,600)
Commission Expenses	(20,384)	(19,233)	(8,492)	265	(47,844)
Other Operating Expenses	(33,472)	(19,793)	(5,273)	—	(58,538)
Other Underwriting Income (Expense)	110	—	176	(265)	21
Underwriting Profit (Loss)	11,432	(5,645)	4,383	$—	10,170
Net Investment Income				21,448	21,448
Total Net Realized and Unrealized Losses				(44)	(44)
Interest Expense				(3,861)	(3,861)
Other Income				1,047	1,047

Income (Loss) Before Income Taxes	$11,432	$(5,645)	$4,383	$18,590	$28,760
Income Tax Expense				(7,650)	(7,650)
Net Income					$21,110

Losses and LAE Ratio	60.3%	60.3%	52.8%		59.3%
Commission Expense Ratio	12.4%	22.9%	22.3%		16.7%
Other Operating Expense Ratio (2)	20.3%	23.5%	13.4%		20.4%
Combined Ratio	93.0%	106.7%	88.5%		96.4%

(1) - Includes Corporate segment intercompany eliminations.

(2) - Includes Other Operating Expenses and Other Underwriting Income (Expense).

Revenue by operating segment for the three months ended March 31, 2018 and 2017 was as follows:

	Three Months Ended March 31, 2018				Three Months Ended March 31, 2017				% Change
amounts in thousands	Gross Written Premiums	Ceded Written Premiums	Net Written Premiums	Net Earned Premiums	Gross Written Premiums	Ceded Written Premiums	Net Written Premiums	Net Earned Premiums	Gross Written Premiums	Ceded Written Premiums	Net Written Premiums	Net Earned Premiums
U.S. Insurance
Marine	$41,724	$(17,480)	$24,244	$21,092	$40,950	$(17,520)	$23,430	$22,694	1.9%	(0.2%)	3.5%	(7.1%)
P&C	168,193	(44,912)	123,281	127,590	170,634	(38,198)	132,436	119,123	(1.4%)	17.6%	(6.9%)	7.1%
Professional Liability	30,011	(4,189)	25,822	24,231	26,021	(5,769)	20,252	22,187	15.3%	(27.4%)	27.5%	9.2%
Total	$239,928	$(66,581)	$173,347	$172,913	$237,605	$(61,487)	$176,118	$164,004	1.0%	8.3%	(1.6%)	5.4%

Int'l Insurance
Marine	$56,478	$(8,054)	$48,424	$39,279	$68,833	$(10,926)	$57,907	$37,495	(17.9%)	(26.3%)	(16.4%)	4.8%
P&C	33,960	(13,667)	20,293	21,769	40,368	(29,646)	10,722	22,180	(15.9%)	(53.9%)	89.3%	(1.9%)
Professional Liability	37,434	(7,167)	30,267	32,162	32,659	(6,021)	26,638	24,411	14.6%	19.0%	13.6%	31.8%
Total	$127,872	$(28,888)	$98,984	$93,210	$141,860	$(46,593)	$95,267	$84,086	(9.9%)	(38.0%)	3.9%	10.9%

GlobalRe	$127,424	$(6,493)	$120,931	$56,504	$70,840	$(5,062)	$65,778	$38,041	79.9%	28.3%	83.8%	48.5%

Total	$495,224	$(101,962)	$393,262	$322,627	$450,305	$(113,142)	$337,163	$286,131	10.0%	(9.9%)	16.6%	12.8%

NOTE 3.  INVESTMENTS

The following tables set forth our Company’s Available-For-Sale Investments as of March 31, 2018 and December 31, 2017 and include Other-Than-Temporary-Impairment (“OTTI”) securities recognized within Accumulated Other Comprehensive Income (“AOCI”):

	March 31, 2018
		Gross	Gross	Cost or
	Fair	Unrealized	Unrealized	Amortized
amounts in thousands	Value	Gains	(Losses)	Cost
Fixed Maturities:
U.S. Treasury Bonds, Agency Bonds and Foreign Government Bonds	$357,303	$1,192	$(4,082)	$360,193
States, Municipalities and Political Subdivisions	721,232	11,912	(4,554)	713,874
Mortgage-Backed and Asset-Backed Securities:
Agency Residential Mortgage-Backed Securities	379,354	1,389	(13,466)	391,431
Residential Mortgage Obligations	63,430	499	(266)	63,197
Asset-Backed Securities	369,337	1,361	(1,701)	369,677
Commercial Mortgage-Backed Securities	161,391	1,088	(2,051)	162,354
Subtotal	$973,512	$4,337	$(17,484)	$986,659
Corporate Exposures (1)	918,887	6,140	(14,019)	926,766
Total Fixed Maturities	$2,970,934	$23,581	$(40,139)	$2,987,492
Short-Term Investments	6,704		(3)	6,707
Total Available-For-Sale Investments	$2,977,638	$23,581	$(40,142)	$2,994,199

(1) - Corporate Exposures consist of investments in corporate bonds, hybrid bonds and redeemable preferred stocks.

	December 31, 2017
		Gross	Gross	Cost or
	Fair	Unrealized	Unrealized	Amortized
amounts in thousands	Value	Gains	(Losses)	Cost
Fixed Maturities:
U.S. Treasury Bonds, Agency Bonds and Foreign Government Bonds	$393,563	$2,081	$(2,014)	$393,496
States, Municipalities and Political Subdivisions	814,632	20,136	(1,423)	795,919
Mortgage-Backed and Asset-Backed Securities:
Agency Residential Mortgage-Backed Securities	407,619	2,352	(5,414)	410,681
Residential Mortgage Obligations	54,104	606	(79)	53,577
Asset-Backed Securities	328,753	2,138	(663)	327,278
Commercial Mortgage-Backed Securities	160,904	2,354	(1,182)	159,732
Subtotal	$951,380	$7,450	$(7,338)	$951,268
Corporate Exposures (1)	897,479	14,491	(3,737)	886,725
Total Fixed Maturities	$3,057,054	$44,158	$(14,512)	$3,027,408
Equity Securities:
Common Stocks	$52,439	$7,423	$(112)	$45,128
Preferred Stocks	183,542	6,071	(1,560)	179,031
Total Equity Securities	$235,981	$13,494	$(1,672)	$224,159
Short-Term Investments	6,480	3	—	6,477
Total Available-For-Sale Investments	$3,299,515	$57,655	$(16,184)	$3,258,044

(1) - Corporate Exposures consist of investments in corporate bonds, hybrid bonds and redeemable preferred stocks.

The following table sets forth our Company’s Equity Securities at fair value as of March 31, 2018:

	March 31, 2018
		Gross	Gross
	Fair	Unrealized	Unrealized	Cost
amounts in thousands	Value	Gains	(Losses)
Equity Securities:
Common Stocks	$59,734	$7,163	$(611)	$53,182
Preferred Stocks	194,660	4,827	(2,739)	192,572
Total Equity Securities	$254,394	$11,990	$(3,350)	$245,754

Our Company made investments in certain companies, which are reported as Other Invested Assets on the Consolidated Balance Sheet and accounted for using the equity method.  In applying the equity method, these investments were initially recorded at cost and subsequently adjusted based on our Company’s proportionate share of the net income or loss of the investments. Our initial purchase price for these investments was $2.0 million with a current carrying value of $1.7 million at March 31, 2018 and  December 31, 2017, as reflected on our Consolidated Balance Sheet.

Other Invested Assets also includes overseas deposits with a fair value of $33.6 million at March 31, 2018 and $28.8 million at December 31, 2017.  The overseas deposits consist of investments in private funds which are managed centrally by The Corporation of Lloyds in support of all Lloyd’s market participants. The funds consist of fixed income securities, bank deposits, and cash invested in local markets which are intended to fulfill regulatory deposit requirements in worldwide jurisdictions. Our Company’s ability to withdraw from the funds is restricted by an annual and quarterly funding and release process managed by Lloyd’s in conjunction with Syndicate 1221’s capital requirements in various jurisdictions.

As of March 31, 2018 and December 31, 2017, our Company did not have a concentration of greater than 5% of invested assets in a single non-government backed issuer.

As of March 31, 2018 and December 31, 2017, Fixed Maturities for which Non-Credit OTTI was previously recognized and included in AOCI were in a Net Unrealized Gain position of $0.4 million and $0.5 million, respectively.

The fair value of our Company’s Fixed Maturities investment portfolio may fluctuate significantly in response to various factors such as changes in interest rates, investment quality ratings, foreign exchange rates and credit spreads. Our Company does not have the intent to sell nor is it more likely than not that it will have to sell Fixed Maturities in unrealized loss positions that are not other-than-temporarily impaired before recovery. For structured securities, default probability and severity assumptions differ based on property type, vintage and the stress of the collateral. Our Company does not intend to sell, and it is more likely than not that our Company will not be required to sell, these securities before the recovery of the amortized cost basis. Our Company may realize investment losses to the extent our liquidity needs require the disposition of Fixed Maturity securities in unfavorable interest rate, liquidity or credit spread environments. Significant changes in the factors our Company considers when evaluating investments for impairment losses could result in a significant change in impairment losses reported in the Consolidated Financial Statements.

The contractual maturity dates for Fixed Maturities categorized by the number of years until maturity as of March 31, 2018 are shown in the following table:

	March 31, 2018
	Fair	Amortized
amounts in thousands	Value	Cost
Due in one year or less	$232,015	$232,571
Due after one year through five years	820,868	829,156
Due after five years through ten years	322,289	321,789
Due after ten years	622,250	617,317
Mortgage-Backed and Asset-Backed Securities	973,512	986,659
Total	$2,970,934	$2,987,492

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

The following tables summarize all Available-For-Sale securities in a gross unrealized loss position as of March 31, 2018 and December 31, 2017, showing the aggregate fair value and gross unrealized loss by the length of time those securities have continuously been in a gross unrealized loss position:

	March 31, 2018
	Less than 12 months		Greater than 12 months		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
amounts in thousands	Value	(Losses)	Value	(Losses)	Value	(Losses)
Fixed Maturities:
U.S. Treasury Bonds, Agency Bonds and Foreign Government Bonds	$273,221	$(3,294)	$48,016	$(788)	$321,237	$(4,082)
States, Municipalities and Political Subdivisions	216,589	(2,854)	42,844	(1,700)	259,433	(4,554)
Mortgage-Backed and Asset-Backed Securities:
Agency Residential Mortgage-Backed Securities	113,897	(3,147)	223,552	(10,319)	337,449	(13,466)
Residential Mortgage Obligations	45,912	(252)	405	(14)	46,317	(266)
Asset-Backed Securities	160,208	(1,329)	23,794	(372)	184,002	(1,701)
Commercial Mortgage-Backed Securities	59,809	(480)	22,411	(1,571)	82,220	(2,051)
Subtotal	$379,826	$(5,208)	$270,162	$(12,276)	$649,988	$(17,484)
Corporate Exposures (1)	556,966	(10,530)	118,233	(3,489)	675,199	(14,019)
Total Fixed Maturities	$1,426,602	$(21,886)	$479,255	$(18,253)	$1,905,857	$(40,139)

(1) - Corporate Exposures consist of investments in corporate bonds, hybrid bonds and redeemable preferred stocks.

	December 31, 2017
	Less than 12 months		Greater than 12 months		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
amounts in thousands	Value	(Losses)	Value	(Losses)	Value	(Losses)
Fixed Maturities:
U.S. Treasury Bonds, Agency Bonds and Foreign Government Bonds	$273,672	$(1,502)	$54,484	$(512)	$328,156	$(2,014)
States, Municipalities and Political Subdivisions	74,097	(503)	45,085	(920)	119,182	(1,423)
Mortgage-Backed and Asset-Backed Securities:
Agency Residential Mortgage-Backed Securities	87,496	(346)	236,745	(5,068)	324,241	(5,414)
Residential Mortgage Obligations	12,418	(62)	546	(17)	12,964	(79)
Asset-Backed Securities	85,877	(468)	24,733	(195)	110,610	(663)
Commercial Mortgage-Backed Securities	20,482	(95)	22,903	(1,087)	43,385	(1,182)
Subtotal	$206,273	$(971)	$284,927	$(6,367)	$491,200	$(7,338)
Corporate Exposures (1)	295,433	(1,690)	121,410	(2,047)	416,843	(3,737)
Total Fixed Maturities	$849,475	$(4,666)	$505,906	$(9,846)	$1,355,381	$(14,512)
Equity Securities:
Common Stocks	$11,245	$(81)	$1,770	$(31)	$13,015	$(112)
Preferred Stocks	50,861	(1,524)	662	(36)	51,523	(1,560)
Total Equity Securities	$62,106	$(1,605)	$2,432	$(67)	$64,538	$(1,672)
Total Fixed Maturities and Equity Securities	$911,581	$(6,271)	$508,338	$(9,913)	$1,419,919	$(16,184)

(1) - Corporate Exposures consist of investments in corporate bonds, hybrid bonds and redeemable preferred stocks.

Our Company analyzes impaired securities quarterly to determine if any impairments are other-than-temporary.  The above securities with unrealized losses are deemed to be temporarily impaired based on our evaluation.

As of March 31, 2018, there were 699 Fixed Maturities  in an unrealized loss position. As of December 31, 2017, there were 454 Fixed Maturities and 22 Equity Securities in an unrealized loss position. As of March 31, 2018, the gross unrealized loss for the greater than 12 months category consists primarily of Agency Residential Mortgage-Backed Securities and Corporate Exposures

principally due to an increase in interest rates and spread widening. As of December 31, 2017, the gross unrealized loss for the greater than 12 months category consists primarily of Agency Residential Mortgage Backed Securities Corporate Exposures and is mostly due to an increase in interest rates since time of purchase. The gross unrealized loss for the less than 12 months category for the period ended March 31, 2018 consists primarily of Corporate Exposures due to spread widening.  The gross unrealized loss for the less than 12 months category for the period ended December 31, 2017 consists primarily of Corporate Bonds and Preferred Stocks, which are reported in Equity Securities, due to an increase in interest rates since time of purchase, as well as Foreign Government Bonds due to an unfavorable exchange rate movement in our Canadian portfolio.

As of March 31, 2018 and December 31, 2017, the largest unrealized loss by a non-government backed issuer in the investment portfolio was $1.1 million and $0.7 million, respectively.

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

Upon adoption of ASU 2016-01 as of January 1, 2018, changes in the fair value of Equity Securities are recognized through Net Income. Our Company had two credit related OTTI losses in the Equity portfolio of $1.1 million during the three months ended March 31, 2017.

As of March 31, 2018 and 2017, the cumulative amounts related to our Company’s credit loss portion of the OTTI losses on Fixed Maturities was $2.4 million.  There were no changes to the cumulative amounts of our Company’s credit loss portion of OTTI for the three months ended March 31, 2018 and 2017.

Our Company’s Net Investment Income was derived from the following sources:

	Three Months Ended March 31,
amounts in thousands	2018	2017
Fixed Maturities	$21,052	$18,341
Equity Securities	2,925	3,784
Short-Term Investments	227	83
Other Invested Assets	186	129
Total Investment Income	$24,390	$22,337
Investment Expenses	(688)	(889)
Net Investment Income	$23,702	$21,448

Realized Gains and Losses on Investments Sold, excluding net OTTI losses recognized in earnings, for the periods indicated, were as follows:

	Three Months Ended March 31,
amounts in thousands	2018	2017
Fixed Maturities:
Gains	$1,806	$468
Losses	(275)	(1,256)
Fixed Maturities, Net	$1,531	$(788)
Short-Term:
Gains	$18	$106
Losses	(174)	(80)
Short-Term, Net	$(156)	$26

Other Invested Assets:
Gains	$50	$6
Losses	(41)	(111)
Other Invested Assets, Net	$9	$(105)

Equity Securities:
Gains	$—	$1,916
Losses	(215)	—
Equity Securities, Net	$(215)	$1,916
Net Realized Gains on Investments Sold	$1,169	$1,049

The following table presents the portion of Net Unrealized Losses recognized during the period that relates to Equity Securities held as of March 31, 2018:

Three Months Ended March 31,
amounts in thousands	2018
Equity Securities:
Total Net Realized and Unrealized Losses recognized during the period	$(3,396)
Less: Net Realized Losses on Investments Sold recognized during the period	(215)
Net Unrealized Losses recognized during the reporting period	$(3,181)

NOTE 4.  FAIR VALUE MEASUREMENT

The fair value of our financial instruments is determined based on the following fair value hierarchy:

Level 1 – Quoted prices for identical instruments in active markets.  Examples are listed equities and fixed income securities traded on an exchange.  U.S. Treasury securities are reported as Level 1 and are valued based on unadjusted quoted prices for identical assets in active markets that our Company can access.

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

The following tables present, for each of the fair value hierarchy levels as defined by the accounting guidance for fair value measurements described above, our Company’s Fixed Maturities and Equity Securities by asset class that are measured at fair value on a recurring basis, as well as the fair value of the 5.75% Senior Notes due October 15, 2023 (the “Senior Notes”) carried at amortized cost as of March 31, 2018 and December 31, 2017:

	March 31, 2018
amounts in thousands	Level 1	Level 2	Level 3	Total
Fixed Maturities:
U.S. Treasury Bonds, Agency Bonds and Foreign Government Bonds	$130,902	$226,401	$—	$357,303
States, Municipalities and Political Subdivisions	—	721,232	—	721,232
Mortgage-Backed and Asset-Backed Securities:
Agency Residential Mortgage-Backed Securities	—	379,354	—	379,354
Residential Mortgage Obligations	—	63,430	—	63,430
Asset-Backed Securities	—	369,337	—	369,337
Commercial Mortgage-Backed Securities	—	161,391	—	161,391
Subtotal	$—	$973,512	$—	$973,512
Corporate Exposures	—	918,887	—	918,887
Total Fixed Maturities	$130,902	$2,840,032	$—	$2,970,934
Equity Securities:
Common Stocks	$37,133	$22,601	$—	$59,734
Preferred Stocks	—	194,660	—	194,660
Total Equity Securities	$37,133	$217,261	$—	$254,394
Short-Term Investments	—	6,704	—	6,704
Total Assets Measured at Fair Value	$168,035	$3,063,997	$—	$3,232,032
Senior Notes	$—	$276,923	$—	$276,923
Total Liabilities Measured at Fair Value	$—	$276,923	$—	$276,923

	December 31, 2017
amounts in thousands	Level 1	Level 2	Level 3	Total
Fixed Maturities:
U.S. Treasury Bonds, Agency Bonds and Foreign Government Bonds	$178,251	$215,312	$—	$393,563
States, Municipalities and Political Subdivisions	—	814,632	—	814,632
Mortgage-Backed and Asset-Backed Securities:
Agency Residential Mortgage-Backed Securities	—	407,619	—	407,619
Residential Mortgage Obligations	—	54,104	—	54,104
Asset-Backed Securities	—	328,753	—	328,753
Commercial Mortgage-Backed Securities	—	160,904	—	160,904
Subtotal	$—	$951,380	$—	$951,380
Corporate Exposures	—	897,479	—	897,479
Total Fixed Maturities	$178,251	$2,878,803	$—	$3,057,054
Equity Securities:
Common Stocks	$52,439	$—	$—	$52,439
Preferred Stocks	—	183,542	—	183,542
Total Equity Securities	$52,439	$183,542	$—	$235,981
Short-Term Investments	6,480	—	—	6,480
Total Assets Measured at Fair Value	$237,170	$3,062,345	$—	$3,299,515
Senior Notes	$—	$277,951	$—	$277,951
Total Liabilities Measured at Fair Value	$—	$277,951	$—	$277,951

Other Financial assets and liabilities including Cash, Premium Receivable, Reinsurance Recoverable and Reinsurance Balances Payable are carried at cost, which approximates fair value.  Our Company has Overseas deposits in Other Invested Assets of $33.6 million and $28.8 million at March 31, 2018 and December 2017, respectively, which is measured at fair value using the net asset value (“NAV”) as a practical expedient.

Our Company did not have any significant transfers between Level 1 and Level 2 classifications for the three months ended March 31, 2018.

As of March 31, 2018, our Company did not have any Level 3 assets.

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

The following table summarizes our Company’s Reserves for Losses and LAE activity for the three months ended March 31, 2018 and 2017:

	For the Three Months Ended March 31,
amounts in thousands	2018	2017
Net Reserves for Losses and LAE at Beginning of Year	$1,705,380	$1,510,451
Provision for Losses and LAE for Claims Occurring in the Current Year	184,179	162,515
Increase (Decrease) in Estimated Losses and LAE for Claims Occurring in Prior Years	1,966	7,085
Incurred Losses and LAE	$186,145	$169,600
Losses and LAE Paid for Claims Occurring During:
Current Year	(9,206)	(16,287)
Prior Years	(155,860)	(126,722)
Losses and LAE Payments	$(165,066)	$(143,009)
Foreign Currency Adjustment	4,980	(226)
Net Reserves for Losses and LAE at End of Period	1,731,439	1,536,816
Reinsurance Recoverables on Unpaid Losses and LAE	790,388	794,576
Gross Reserves for Losses and LAE at End of Period	$2,521,827	$2,331,392

For the three months ended March 31, 2018, our Incurred Losses and LAE increased $16.5 million as compared to the same period in 2017.

The Provision for Losses and LAE for Claims Occurring in the Current Year increased primarily due to growth in Net Earned Premium over the prior year.

In addition, we incurred $2.0 million of net prior AY reserve strengthening for the three months ended March 31, 2018 due to net unfavorable non-catastrophe related loss emergence of $6.8 million primarily within our U.S. and Int’l Insurance reporting segments, partially offset by net catastrophe loss releases $4.8 million primarily related to the Hurricane events (Hurricanes Harvey, Irma and Maria) that occurred in the third quarter of 2017. This compared to $7.1 million of net prior AY reserve strengthening for the same period in 2017 related to unfavorable loss emergence within our Int’l Insurance and GlobalRe reporting segments.

For the three months ended March 31, 2018, our Losses and LAE Payments increased $22.1 million as compared to the same period in 2017, primarily due to increased claim payments associated with the catastrophe activity occurring in the third quarter of 2017.

Our March 31, 2018 Net Reserves for Losses and LAE includes estimated amounts for numerous catastrophe events. We caution that the magnitude and complexity of losses arising from these events inherently increases the level of uncertainty and therefore the level of management judgment involved in arriving at our estimated Net Reserves for Losses and LAE. As a result, our actual losses for these events may ultimately differ materially from our current estimates.

NOTE 6. CEDED REINSURANCE

As of March 31, 2018, the credit quality distribution of our Company’s Reinsurance recoverable of $1.1 billion for ceded paid losses, ceded unpaid losses and LAE, and ceded unearned premiums based on insurer financial strength ratings from A.M. Best or S&P was not significantly different from the credit quality distribution as of December 31, 2017.

Our allowance for uncollectible reinsurance was $12.6  million as of March 31, 2018 and December 31, 2017.

As of March 31, 2018, the list of our 10 largest reinsurers measured by the amount of Reinsurance recoverable for ceded losses and LAE and ceded unearned premium, together with the reinsurance recoverable and collateral, was similar to the list as of December 31, 2017.

NOTE 7.  DEBT

During the first quarter of 2018, the Company reclassified certain overseas deposits from Short-Term Investments to Other Invested Assets. Refer to Note 1. Organization & Summary of Significant Accounting Policies. Although the nature of the investments did not change, this reclassification caused the Company to exceed a covenant of our Club Facility for March 31, 2018 and certain prior periods that sets a limitation on other investments as a percentage of total investments.  Our Company has received a waiver of compliance with respect to this covenant for March 31, 2018 and prior periods. Other than as set forth above, as of March 31, 2018, our Company was in compliance with all covenants for our Club Facility, Senior Notes, Australian Facility and Bilateral Facility.

NOTE 8.  COMMITMENTS AND CONTINGENCIES

In 2013, the State of Connecticut (“the State”) awarded our Company up to $11.5 million ($8.0 million in loans and $3.5 million in grants) to move our corporate headquarters to Stamford, Connecticut.  The loan is non-interest bearing, has a term of 10 years and is subject to forgiveness based on our compliance with certain conditions set forth in the agreement with the State.  The amount of the loan to be received is dependent on our Company reaching certain milestones for creation of new jobs over a five-year period, and the funds are to be used to offset certain equipment purchases, facility costs, training of employees and other eligible project-related costs.  As of March 31, 2018, our Company has received $11.5 million of the award ($8.0 million in loans and $3.5 million of the grant) and earned a loan forgiveness credit of $7.0 million with the State. Our Company is recognizing the amount of loan and grants received over the period in which offsetting expenses are recognized. Our Company recognized $0.4 million and $0.3 million of the incentive for the three months ended March 31, 2018 and 2017, respectively. As of March 31, 2018 and December 31, 2017, our Company has deferred revenue of $5.7 million and $4.4 million, respectively, which is included in Other Liabilities on the Consolidated Balance Sheets.

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

On December 15, 2017, our Company entered into a Share Purchase Agreement (the “Purchase Agreement”) with Ackermans & van Haaren NV, a Belgian limited liability company (“AvH”), SIPEF NV, a Belgian limited liability company (“SIPEF”), Mr. Jozef Gielen, an individual (“Gielen”), and Kapimar Comm.V, a Belgian limited liability company (collectively the “Sellers”), pursuant to which our Company agreed to purchase all of the shares of Bracht, Deckers & Mackelbert NV, an insurance underwriting agency organized under the laws of Belgium (“BDM”), and Assurances Continentales – Continentale Verzekeringen NV, an insurance company licensed under the laws of Belgium (“ASCO”).  In the proposed transaction, our Company will also acquire Canal Re S.A., a reinsurance company licensed under the laws of the Grand Duchy of Luxembourg and a wholly-owned subsidiary of ASCO (“Canal

Re”). As aggregate consideration for the purchase of the shares of BDM and ASCO, our Company will pay EUR 35.0 million (which is approximately $43.1 million, based on the exchange rate as of March 31, 2018) in cash at the closing of the transaction, which is subject to the satisfaction or waiver of customary closing conditions, including among other things, regulatory approvals from the National Bank of Belgium with respect to the transfer of ASCO shares and from the Luxembourg Insurance Commission with respect to the indirect transfer of the shares of Canal Re.

The Purchase Agreement may be terminated under certain circumstances, including (i) by either our Company or Sellers due to a failure to obtain the necessary regulatory approvals noted above on or before May 31, 2018; or (ii) by either our Company or Sellers if the other party has failed to fulfill its specified conditions to closing the transaction on or before the scheduled date of the closing. In the event that the specified conditions to closing for the Sellers are otherwise satisfied and the Sellers terminate the Purchase Agreement due to a failure by our Company to fulfill its specified conditions to closing, our Company is required to pay the Sellers a termination fee equal to EUR 5.0 million, (which is approximately $6.2 million, based on the exchange rate as of March 31, 2018). In the event that the specified conditions to closing for our Company are otherwise satisfied and our Company terminates the Purchase Agreement due to a failure by a Seller to fulfill its specified conditions to closing, such Seller is required to pay our Company a termination fee equal to EUR 10.0 million, (which is approximately $12.3 million, based on the exchange rate as of March 31, 2018). Additionally, the Sellers have agreed to reimburse our Company up to EUR 5.0 million, (which is approximately $6.2 million, based on the exchange rate as of March 31, 2018) in the event of adverse development of claims incurred prior to December 31, 2016 as measured on December 31, 2019.

NOTE 9.  STOCK-BASED COMPENSATION

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

The activity related to our Company's restricted stock unit awards was as follows:

	Three Months Ended March 31, 2018
	Number of Awards	Weighted Average Grant Date Fair Value (1)
Nonvested at the beginning of the period	159,539	$41.60
Granted	20,593	$48.70
Vested (2)	(13,986)	$39.71
Forfeited	(7,000)	$38.00
Nonvested at the end of the period	159,146	$42.84

(1) Fair value is based on the closing price of our common shares on the NASDAQ on the grant date.

(2) This amount represents the gross number of shares vested before any share forfeiture to pay required tax withholdings. For the three months ended March 31, 2018 share awards of 5,782 were withheld for tax payments at a weighted average vest date fair value of $48.97.

The activity related to our Company's performance-based equity awards was as follows:

	Three Months Ended March 31, 2018
	Number of Awards	Weighted Average Grant Date Fair Value (1)
Nonvested at the beginning of the period	966,361	$43.39
Granted	247,554	$54.15
Performance Adjustment	(59,833)	$37.25
Vested (2)	(274,299)	$37.25
Forfeited	(15,250)	$42.45
Nonvested at the end of the period	864,533	$48.86

(1) Fair value is based on the closing price of our common shares on the NASDAQ on the grant date.

(2) This amount represents the gross number of shares vested before any share forfeiture to pay required tax withholdings. For the three months ended March 31, 2018 share awards of 117,005 were withheld for tax payments at a weighted average vest date fair value of $55.65.

NOTE 10. STOCKHOLDERS’ EQUITY

On February 15, 2018 our Board of Directors declared a cash dividend of $0.07 per share that was paid on March 23, 2018.

The declaration and amount of any future dividend will be at the discretion of the Board of Directors, and will depend upon many factors, including financial condition, results of operations, business requirements, regulatory, legal constraints and other factors the Board of Directors deems relevant.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

Some of the statements in this Quarterly Report on Form 10-Q are “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact included in or incorporated by reference in this Quarterly Report are forward-looking statements.  Whenever used in this report, the words “estimate,” “expect,” “believe,” “may,” “will,” “intend,” “continue” or similar expressions or their negative are intended to identify such forward-looking statements.  Forward-looking statements are derived from information that we currently have and assumptions that we make, and are subject to a number of risks and uncertainties, including those described in the “Risk Factors” section of our 2017 Annual Report on Form 10-K.  We operate in a competitive environment, with new risks emerging from time to time. We cannot assure you that anticipated results will be achieved, since actual results may differ materially because of both known and unknown risks and uncertainties which we face.

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

U.S. GAAP and Non-GAAP Financial Performance Metrics

Throughout this Quarterly Report, we present our operations in the way we believe will be most meaningful, useful and transparent to anyone using this financial information to evaluate our performance. In addition to the presentation of Net Income, Book Value, Book Value per Share, Net Losses and LAE Reserves and Combined Ratio, we show certain non-GAAP financial measures as defined in Regulation G that we believe are valuable in managing our business and drawing comparisons to our peers. These non-GAAP measures are Net Operating Earnings and Underwriting Profit (Loss).

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

Net Operating Earnings

Net Operating Earnings is a “non-GAAP financial measure” as defined in Regulation G. Net Operating Earnings is comprised of Net Income excluding After-Tax Total Net Realized and Unrealized Gains (Losses), After-Tax Foreign Exchange Gains (Losses) and the Net Gain on Disposition of Product Line recognized in our Consolidated Statements of Income. We believe that this presentation reflects the underlying fundamentals of our business.

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

Underwriting Profit (Loss)

Underwriting Profit (Loss) represents one measure of the pre-tax profitability of our insurance operations and is derived by subtracting the following from Net Earned Premiums: Net Losses and LAE Incurred, Commission Expenses, Other Operating Expenses and Other Underwriting Income (Expense). This information is available in total and by segment in Note 2 – Segment Information in the Interim Consolidated Financial Statements. The nearest comparable GAAP measure is Income Before Income Taxes which, in addition to Net Underwriting Profit (Loss), includes Net Investment Income, Total Net Realized and Unrealized Gains (Losses) recognized in our Consolidated Statements of Income, Interest Expense and Other Income (Loss). While this measure is presented in the footnotes to the Interim Consolidated Financial Statements, it is considered a “non-GAAP financial measure” as defined in Regulation G when presented elsewhere on a consolidated basis.

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

Overview

The discussion and analysis of our financial condition and results of operations contained herein should be read in conjunction with our 2017 Annual Report on Form 10-K in its entirety as well as the statements under “Forward-Looking Statements” and the Interim Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q for a complete description of events, trends, uncertainties, risks and critical accounting estimates affecting us.

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

On February 7, 2018, certain wholly owned subsidiaries of our Company entered into a Renewal Rights Agreement with Thomas Miller Specialty Underwriting Agency Limited and Thomas Miller & Co Limited (collectively “Thomas Miller”), pursuant to which Thomas Miller agreed to acquire the renewal rights to our Company’s fixed-premium protection and indemnity business. Our Company agreed to continue to underwrite such business from February 8, 2018 through June 30, 2018 while all transitional arrangements are put in place, but will cede 100% of such business through a quota share agreement. After June 30, 2018 this business will renew through Thomas Miller. Our Company will remain responsible for all losses occurring prior to February 8, 2018 on such business, and our Company will continue to participate in the fixed-premium protection and indemnity market primarily through reinsurance of mutual clubs via our Lloyd’s of London (“Lloyd’s”) syndicate, Syndicate 1221.

Financial Highlights – Selected Indicators

	Three Months Ended
amounts in thousands, except per share amounts	March 31, 2018	March 31, 2017
Results of Operations Data:
Net Earned Premiums	$322,627	$286,131
Net Investment Income	23,702	21,448
Underwriting Profit	19,407	10,170
Net Income	30,878	21,110
Net Income per Diluted Share	$1.02	$0.70
Net Cash provided by Operating Activities	$35,763	$37,343

amounts in thousands, except per share amounts	As of March 31, 2018	As of December 31, 2017
Balance Sheet Data:
Total Assets	$5,308,766	$5,224,622
Total Shareholders' Equity	$1,216,952	$1,225,965
Book Value per Share	$40.96	$41.55

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

Results of Operations

The following table presents a summary of our consolidated financial results for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,		% Change
amounts in thousands, except per share amounts	2018	2017	QTD
Gross Written Premiums	$495,224	$450,305	10.0%
Ceded Written Premiums	(101,962)	(113,142)	(9.9%)
Net Written Premiums	393,262	337,163	16.6%
Net Earned Premiums	322,627	286,131	12.8%
Net Losses and LAE	(186,145)	(169,600)	9.8%
Commission Expenses	(54,152)	(47,844)	13.2%
Other Operating Expenses	(62,926)	(58,538)	7.5%
Other Underwriting Income	3	21	(85.7%)
Underwriting Profit	$19,407	$10,170	90.8%
Net Investment Income	23,702	21,448	10.5%
Total Net Realized and Unrealized Losses	(2,012)	(44)	NM
Interest Expense	(3,864)	(3,861)	0.1%
Other Income (Loss)	(120)	1,047	NM
Income Before Income Taxes	$37,113	$28,760	29.0%
Income Tax Expense	(6,235)	(7,650)	(18.5%)
Net Income	$30,878	$21,110	46.3%

Net Income per Basic Share	$1.04	$0.72
Net Income per Diluted Share	$1.02	$0.70
Effective Tax Rate	16.8%	26.6%

Losses and LAE Ratio	57.7%	59.3%
Commission Expense Ratio	16.8%	16.7%
Other Operating Expense Ratio (1)	19.5%	20.4%
Combined Ratio	94.0%	96.4%

(1) - Includes Other Operating Expenses and Other Underwriting Income.

NM - Percentage change not meaningful

The following tables calculate our Net Operating Earnings for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31, 2018			Three Months Ended March 31, 2017			% Change
amounts in thousands, except per share amounts	Pre-Tax	Tax (1)	After-Tax	Pre-Tax	Tax (1)	After-Tax	QTD
Net Income	$37,113	$(6,235)	$30,878	$28,760	$(7,650)	$21,110	46.3%
Adjustments to Net Income:
Total Net Realized and Unrealized Losses	2,012	(422)	1,590	44	(15)	29	NM
FX Losses (Gains)	1,522	(320)	1,202	(1,123)	393	(730)	NM
Net Gain on Disposition of Product Line	(948)	199	(749)	—	—	—	NM
Net Operating Earnings	$39,699	$(6,778)	$32,921	$27,681	$(7,272)	$20,409	61.3%

Average Common Shares Outstanding:
Basic			29,595			29,283
Diluted			30,137			30,000

Net Operating Earnings per Common Share:
Basic			$1.11			$0.70
Diluted			$1.09			$0.68

(1) - Tax impact is estimated by applying the statutory rates of applicable jurisdictions, after consideration of any other relevant factors.

NM - Percentage change not meaningful

Underwriting Profit (Loss)

Underwriting Profit was $19.4 million for the three months ended March 31, 2018 increasing $9.2 million from the same period in 2017. This increase was driven by growth in Net Earned Premiums across all of our reporting segments, as well as a $5.1 million decrease in Net Prior Accident Year Reserve Strengthening for the three months ended March 31, 2018 compared to the same period in 2017. Other Operating Expenses were up $4.4 million for the three months ended March 31, 2018 compared to the same period in 2017, due to an increase in costs associated with new business initiatives including applicable support and information technology expenses, as well as increased Lloyd’s expenses and the impact of foreign exchange rates. However, increases in earned premiums resulted in an Other Operating Expense Ratio decrease of 0.9 points. While Net Current Accident Year Losses and LAE incurred and Commission Expenses increased for the three months ended March 31, 2018 compared to the same period in 2017, this was in line with earned premium growth resulting in consistent ratios period over period.

For more detail on Underwriting Profit (Loss), see the U.S. Insurance, Int’l Insurance and GlobalRe reporting segment results sections included herein.

A major component of our Underwriting Profit (Loss) is Net Losses and LAE.  The following table presents the current and prior accident year (“AY”) changes in our Net Losses and LAE Ratio for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,		Point
	2018	2017	Change
Net Losses and LAE Ratio	57.7%	59.3%	(1.6)
Net Prior AY Reserve (Release)/Strengthening	0.6%	2.5%	(1.9)
Net Current AY Losses and LAE Ratio	57.1%	56.8%	0.3

For the three months ended March 31, 2018, our Reported Net Losses and LAE Ratio decreased 1.6 points as compared to the same period in 2017 driven by:

Prior Year Reserve Development

For the three months ended March 31, 2018, our Net Prior AY Losses and LAE Ratio decreased 1.9 points as compared to the same period in 2017 driven by:

•

The three months ended March 31, 2018 recognized $2.0 million of Net Prior AY Reserve Strengthening. This strengthening was attributable to unfavorable non-catastrophe related loss emergence within our U.S. and Int’l Insurance reporting segments, partially offset by net catastrophe loss releases primarily related to the Hurricane events that occurred in the third quarter of 2017.

•

The three months ended March 31, 2017 recognized $7.1 million of Net Prior AY Reserve Strengthening. This strengthening was related to unfavorable loss emergence within our Int’l Insurance and GlobalRe reporting segments.

Changes in the Current Accident Year Loss Ratio

For the three months ended March 31, 2018, our Net Current AY losses and LAE Ratio increased 0.3 points as compared to the same period in 2017 primarily driven by changes in the mix of business within our reporting segments.

Net Investment Income

Our Net Investment Income was derived from the following sources:

	Three Months Ended March 31,
amounts in thousands	2018	2017
Fixed Maturities	$21,052	$18,341
Equity Securities	2,925	3,784
Short-Term Investments	227	83
Other Invested Assets	186	129
Total Investment Income	$24,390	$22,337
Investment Expenses	(688)	(889)
Net Investment Income	$23,702	$21,448

The increase in total Net Investment Income for the three months ended March 31, 2018 as compared to the same period in the prior year was due to growth of invested assets coupled with higher yields in the Fixed Maturities portfolio. The annualized pre-tax yield, excluding Total Net Realized and Unrealized Gains and Losses recognized in our Results of Operations, for both the three months ended March 31, 2018 and 2017, was 2.7%.

As part of our overall investment strategy, we seek to build a tax efficient investment portfolio by maintaining an allocation of tax- exempt municipal bonds. The tax-exempt portion of our Fixed Maturities portfolio was 19.7% at March 31, 2018 as compared to 18.6% at March 31, 2017. Additionally, substantially all of our equity portfolio is invested in tax efficient securities which qualify for the dividends received deduction. The tax equivalent yield for the three months ended March 31, 2018 and 2017 was 2.9% and 3.0%, respectively. The decrease in the tax equivalent yield is due to the Tax Cuts and Jobs Act enacted on December 22, 2017 (the “Tax Act”), which resulted in lower tax benefits associated with the tax exempt portions of our investment portfolio.

OTTI Losses Recognized in Earnings

Our Company had no credit related OTTI losses during the three months ended March 31, 2018. Our Company had two credit related OTTI losses of $1.1 million in our equity portfolio during the three months ended March 31, 2017.  Upon the adoption of ASU 2016-01 as of January 1, 2018, changes in the fair value of Equity Securities are now recognized in Net Income.

Net Realized Gains and Losses on Investments Sold

Net Realized Gains and Losses on Investments Sold, excluding OTTI Losses Recognized in Earnings, for the periods indicated were as follows:

	Three Months Ended March 31,
amounts in thousands	2018	2017
Fixed Maturities:
Gains	$1,806	$468
Losses	(275)	(1,256)
Fixed Maturities, Net	$1,531	$(788)
Short-Term:
Gains	$18	$106
Losses	(174)	(80)
Short-Term, Net	$(156)	$26

Other Invested Assets:
Gains	$50	$6
Losses	(41)	(111)
Other Invested Assets, Net	$9	$(105)

Equity Securities:
Gains	$—	$1,916
Losses	(215)	—
Equity Securities, Net	$(215)	$1,916
Net Realized Gains on Investments Sold	$1,169	$1,049

Net Realized Gains and Losses are generated as part of the normal ongoing management of our investment portfolio. Net Realized Gains of $1.2 million for the three months ended March 31, 2018 are primarily due to the sale of Corporate Exposures.  Net Realized Gains of $1.0 million for the three months ended March 31, 2017 are primarily due to the sale of Common Equity Securities, partially offset by realized losses in the Fixed Maturities portfolio primarily driven by foreign currency losses on our Canadian Foreign Government Bonds.

Net Unrealized Gains and Losses on Investments at Fair Value through Net Income

For the three months ended March 31, 2018, our Company had $3.2 million of unrealized losses on our Equity Securities, which were recognized in Net Income pursuant to ASU 2016-01.

Interest Expense

Interest Expense was $3.9 million for the three months ended March 31, 2018 and 2017, respectively, relating to our $265.0 million principal amount of the Senior Notes.  The effective interest rate related to the Senior Notes, based on the proceeds net of discount and all issuance costs, is approximately 5.86%.

Other Income

Other Income (Loss) for the three months ended March 31, 2018 was $(0.1) million, compared to $1.1 million for the same period in 2017. Other Income (Loss) for the three months ended March 31, 2018 included revenue from the sale of renewal rights for our Company’s fixed-premium protection and indemnity business, offset by net realized and unrealized foreign exchange losses. Other Income (Loss) for the three months ended March 31, 2017 primarily consists of realized and unrealized foreign exchange gains and losses.

Income Taxes

We recorded an Effective Tax Rate of 16.8% for the three months ended March 31, 2018 compared to 26.6% for the same period in 2017. The decrease of 9.8 points for the three months ended March 31, 2018 is mostly driven by the benefit of the lowered statutory tax rate from 35% in 2017 to 21% in 2018 under the Tax Act. The income tax provision has been computed based on our estimated interim annual Effective Tax Rate incorporating discrete items. Our Effective Tax Rate for the quarter and year- to- date differs from the federal tax rate of 21% primarily due to tax-exempt investment income, the dividends received deduction, and an excess tax benefit related to the vesting of stock compensation at fair market value.

Segment Results

The following tables summarize our Consolidated Financial Results by reporting segment for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31, 2018
	U.S.	Int'l
amounts in thousands	Insurance	Insurance	GlobalRe	Corporate (1)	Total
Net Earned Premiums	$172,913	$93,210	$56,504	$—	$322,627
Net Losses and LAE	(110,422)	(45,843)	(29,880)	—	(186,145)
Commission Expenses	(20,861)	(19,756)	(13,768)	233	(54,152)
Other Operating Expenses	(36,991)	(20,530)	(5,405)	—	(62,926)
Other Underwriting Income (Expense)	98	—	138	(233)	3
Underwriting Profit	$4,737	$7,081	$7,589	$—	$19,407
Net Investment Income				23,702	23,702
Total Net Realized and Unrealized Losses				(2,012)	(2,012)
Interest Expense				(3,864)	(3,864)
Other Loss				(120)	(120)

Income Before Income Taxes	$4,737	$7,081	$7,589	$17,706	$37,113
Income Tax Expense				(6,235)	(6,235)
Net Income					$30,878

Losses and LAE Ratio	63.9%	49.2%	52.9%		57.7%
Commission Expense Ratio	12.1%	21.2%	24.4%		16.8%
Other Operating Expense Ratio (2)	21.3%	22.0%	9.3%		19.5%
Combined Ratio	97.3%	92.4%	86.6%		94.0%

(1) - Includes Corporate segment intercompany eliminations.

(2) - Includes Other Operating Expenses and Other Underwriting Income (Expense).

	Three Months Ended March 31, 2017
	U.S.	Int'l
amounts in thousands	Insurance	Insurance	GlobalRe	Corporate (1)	Total
Net Earned Premiums	$164,004	$84,086	$38,041	$—	$286,131
Net Losses and LAE	(98,826)	(50,705)	(20,069)	—	(169,600)
Commission Expenses	(20,384)	(19,233)	(8,492)	265	(47,844)
Other Operating Expenses	(33,472)	(19,793)	(5,273)	—	(58,538)
Other Underwriting Income (Expense)	110	—	176	(265)	21
Underwriting Profit (Loss)	11,432	(5,645)	4,383	$—	10,170
Net Investment Income				21,448	21,448
Total Net Realized and Unrealized Losses				(44)	(44)
Interest Expense				(3,861)	(3,861)
Other Income				1,047	1,047

Income (Loss) Before Income Taxes	$11,432	$(5,645)	$4,383	$18,590	$28,760
Income Tax Expense				(7,650)	(7,650)
Net Income					$21,110

Losses and LAE Ratio	60.3%	60.3%	52.8%		59.3%
Commission Expense Ratio	12.4%	22.9%	22.3%		16.7%
Other Operating Expense Ratio (2)	20.3%	23.5%	13.4%		20.4%
Combined Ratio	93.0%	106.7%	88.5%		96.4%

(1) - Includes Corporate segment intercompany eliminations.

(2) - Includes Other Operating Expenses and Other Underwriting Income (Expense).

U.S. Insurance

The following tables summarize our Underwriting Profit (Loss) by operating segment for our U.S. Insurance reporting segment for the three months ended March 31, 2018 and 2017:

	U.S. Insurance
	Three Months Ended March 31, 2018
amounts in thousands	Marine	P&C	Professional Liability	Total	% Change Total
Gross Written Premiums	$41,724	$168,193	$30,011	$239,928	1.0%
Ceded Written Premiums	(17,480)	(44,912)	(4,189)	(66,581)	8.3%
Net Written Premiums	24,244	123,281	25,822	173,347	(1.6%)

Net Earned Premiums	$21,092	$127,590	$24,231	$172,913	5.4%
Net Losses and LAE	(15,752)	(80,918)	(13,752)	(110,422)	11.7%
Commission Expenses	(1,408)	(15,167)	(4,286)	(20,861)	2.3%
Other Operating Expenses	(6,275)	(25,624)	(5,092)	(36,991)	10.5%
Other Underwriting Income	77	15	6	98	(10.9%)

Underwriting Profit (Loss)	$(2,266)	$5,896	$1,107	$4,737	(58.6%)

Losses and LAE Ratio	74.7%	63.4%	56.8%	63.9%
Commission Expense Ratio	6.7%	11.9%	17.7%	12.1%
Other Operating Expense Ratio (1)	29.3%	20.1%	20.9%	21.3%
Combined Ratio	110.7%	95.4%	95.4%	97.3%

(1) - Includes Other Operating Expenses and Other Underwriting Income (Expense).

NM – Percentage change not meaningful

	U.S. Insurance
	Three Months Ended March 31, 2017
amounts in thousands	Marine	P&C	Professional Liability	Total
Gross Written Premiums	$40,950	$170,634	$26,021	$237,605
Ceded Written Premiums	(17,520)	(38,198)	(5,769)	(61,487)
Net Written Premiums	23,430	132,436	20,252	176,118

Net Earned Premiums	$22,694	$119,123	$22,187	$164,004
Net Losses and LAE	(13,775)	(71,749)	(13,302)	(98,826)
Commission Expenses	(1,472)	(15,366)	(3,546)	(20,384)
Other Operating Expenses	(6,821)	(21,814)	(4,837)	(33,472)
Other Underwriting Income	83	18	9	110

Underwriting Profit	$709	$10,212	$511	$11,432

Losses and LAE Ratio	60.7%	60.2%	60.0%	60.3%
Commission Expense Ratio	6.5%	12.9%	16.0%	12.4%
Other Operating Expense Ratio (1)	29.7%	18.3%	21.7%	20.3%
Combined Ratio	96.9%	91.4%	97.7%	93.0%

(1) - Includes Other Operating Expenses and Other Underwriting Income (Expense).

Gross Written Premiums

Gross Written Premiums increased $2.3 million for the three months ended March 31, 2018 as compared to the same period in 2017, driven by a $4.0 million and $0.8 million increase in our Professional Liability and Marine operating segments, respectively, partially offset by a decrease in our P&C operating segment of $2.4 million.

The increase in our Marine operating segment was driven by an increase in our Marine Liability product due to the timing of renewals and rate improvement, partially offset by a decrease in our Craft product driven by the nonrenewal of an underperforming program.

The decrease in our P&C operating segment was driven by decreases in our Excess and Primary Casualty divisions, partially offset by increases in our Other P&C and Environmental divisions. The decrease in our Casualty divisions was mostly driven by two large non-recurring construction projects coverage accounts in our Specialty Wholesale Excess Casualty product as well as the nonrenewal of underperforming accounts in our Primary Casualty division. The increase in our Other P&C division was driven by new business production in our Property and Auto products, the transfer of the management of our Custom Bonds product from the Marine operating segment to our Surety product in our Other P&C division, and growth in renewal business as well as increased limit positions for various accounts in our Life Sciences product. The increase in our Environmental division was attributable to an increased level of renewals including the renewal of multi-year contracts not available for renewal in the prior year.

The increase in our Professional Liability operating segment was primarily due to increased rates, new business and an increased level of renewals.

Average renewal premium rates for our U.S. Insurance reporting segment for the three months ended March 31, 2018 increased 2.6% compared to the same period in 2017, driven by increases of 2.8%, 2.6% and 2.2% within our P&C, Marine and Professional Liability operating segments, respectively.

Ceded Written Premiums

For the three months ended March 31, 2018, Ceded Written Premiums were $66.6 million, resulting in a retention ratio of 72.2% of Net Written Premiums to Gross Written Premiums. This compares to $61.5 million for the same period in 2017, resulting in a retention ratio of 74.1%. The decrease in the retention ratio was driven by our P&C operating segment, partially offset by an increase in the retention ratio for our Professional Liability and Marine operating segments.

The increase in our Marine operating segment’s retention ratio was primarily driven by a reduction in proportional reinsurance in our Craft product related to business that was not renewed which had proportional cessions.

The decrease in our P&C operating segment’s retention ratio was primarily the result of increased proportional reinsurance on our Property product purchased during the second quarter of 2017.

The increase in our Professional Liability operating segment’s retention ratio was primarily attributable to a reduction in proportional reinsurance coverage that supports our D&O business.

Net Earned Premiums

Net Earned Premiums increased $8.9 million for the three months ended March 31, 2018, as compared to the same period in 2017 primarily due to growth within our P&C operating segment and recent reductions to the level of proportional reinsurance within our Professional Liability operating segment. These increases to Net Earned Premiums were partially offset by increased proportional reinsurance on our Property product and a decrease in the amount of premium written in our Marine operating segment earning into 2018 compared to 2017.

Net Losses and LAE

The Net Losses and LAE reserves as of March 31, 2018 and December 31, 2017 were as follows:

	U.S. Insurance
	As of March 31, 2018				As of December 31, 2017
amounts in thousands	Marine	P&C	Professional Liability	Total	Marine	P&C	Professional Liability	Total	Total % Change
Case Reserves	$55,621	$190,414	$30,736	$276,771	$58,301	$192,291	$26,774	$277,366	(0.2%)
IBNR Reserves	51,317	716,879	87,492	855,688	45,393	700,264	86,649	832,306	2.8%
Total	$106,938	$907,293	$118,228	$1,132,459	$103,694	$892,555	$113,423	$1,109,672	2.1%

The following table presents the current and prior accident year changes in our Net Losses and LAE Ratio for the three months ended March 31, 2018 and 2017:

	U.S. Insurance
	Three Months Ended March 31, 2018				Three Months Ended March 31, 2017
			Professional				Professional		Point
	Marine	P&C	Liability	Total	Marine	P&C	Liability	Total	Change
Net Losses and LAE Ratio	74.7%	63.4%	56.8%	63.9%	60.7%	60.2%	60.0%	60.3%	3.6
Net Prior AY Reserve (Release)/Strengthening	15.7%	1.2%	(0.1%)	2.8%	2.7%	(0.9%)	0.0%	(0.3%)	3.1
Net Current AY Losses and LAE Ratio	59.0%	62.2%	56.9%	61.1%	58.0%	61.1%	60.0%	60.6%	0.5

For the three months ended March 31, 2018, our Net Losses and LAE Ratio increased 3.6 points as compared to the same period in 2017 driven by:

Prior Year Reserve Development

For the three months ended March 31, 2018, our Net Prior AY Losses and LAE Ratio increased 3.1 points as compared to the same period in 2017 primarily driven by:

•

Our Marine operating segment recognized $3.3 million of Net Prior AY Reserve Strengthening primarily due to worse than expected loss emergence on our Craft and Fishing Vessel product lines and $0.5 million catastrophe loss related to Hurricane events that occurred during the third quarter of 2017. This compares to $0.6 million of Net Prior AY Reserve Strengthening for the same period in 2017 due to large loss activity.

•

Our P&C operating segment recognized $1.5 million of Net Prior AY Reserve Strengthening related to $2.6 million of Net Prior AY Reserve Strengthening primarily due to worse than expected loss emergence within our Property and Other P&C product lines, partially offset by $1.1 million of catastrophe loss release related to the Hurricane events that occurred in the third quarter of 2017 within our Property product line. This compares to $1.1 million of Net Prior AY Reserve Releases for the same period in 2017 due to favorable loss emergence within our Environmental and Excess Casualty divisions.

Changes in the Current Accident Year Loss Ratio

For the three months ended March 31, 2018, our Net Current AY Losses and LAE Ratio increased 0.5 points as compared to the same period in 2017, primarily driven by increases in our P&C and Marine operating segments due to changes in the mix of business, partially offset by a decrease in our Professional Liability operating segment related to changes in our D&O division’s product mix.

Commission Expenses

Our Commission Expense Ratio for the three months ended March 31, 2018 decreased 0.3 points as compared to the same period in 2017, mostly driven by our P&C operating segment, partially offset by increases in our Professional Liability and Marine operating segments.

Our Marine operating segment’s Commission Expense Ratio increased due to profit commissions related to our Marine Liability product.

Our P&C operating segment’s Commission Expense Ratio decreased primarily due to greater ceding commission income from the proportional reinsurance on our Property product purchased during the second quarter of 2017.

Our Professional Liability operating segment’s Commission Expense Ratio increased due to the reduction in proportional reinsurance and the related ceding commission benefits primarily within our D&O business.

Other Operating Expenses

Other Operating Expenses for the three months ended March 31, 2018 increased $3.5 million as compared to the same period in 2017, primarily due to an increase in costs associated with new business initiatives including applicable support and information technology expenses.

Int’l Insurance

The following tables summarize our Underwriting Profit (Loss) by operating segment for our Int’l Insurance reporting segment for the three months ended March 31, 2018 and 2017:

	Int'l Insurance
	Three Months Ended March 31, 2018
amounts in thousands	Marine	P&C	Professional Liability	Total	% Change Total
Gross Written Premiums	$56,478	$33,960	$37,434	$127,872	(9.9%)
Ceded Written Premiums	(8,054)	(13,667)	(7,167)	(28,888)	(38.0%)
Net Written Premiums	48,424	20,293	30,267	98,984	3.9%

Net Earned Premiums	$39,279	$21,769	$32,162	$93,210	10.9%
Net Losses and LAE	(20,446)	(9,223)	(16,174)	(45,843)	(9.6%)
Commission Expenses	(9,730)	(2,565)	(7,461)	(19,756)	2.7%
Other Operating Expenses	(6,810)	(7,679)	(6,041)	(20,530)	3.7%

Underwriting Profit	$2,293	$2,302	$2,486	$7,081	NM

Losses and LAE Ratio	52.1%	42.4%	50.3%	49.2%
Commission Expense Ratio	24.8%	11.8%	23.2%	21.2%
Other Operating Expense Ratio	17.3%	35.2%	18.8%	22.0%
Combined Ratio	94.2%	89.4%	92.3%	92.4%

NM – Percentage change not meaningful

	Int'l Insurance
	Three Months Ended March 31, 2017
amounts in thousands	Marine	P&C	Professional Liability	Total
Gross Written Premiums	$68,833	$40,368	$32,659	$141,860
Ceded Written Premiums	(10,926)	(29,646)	(6,021)	(46,593)
Net Written Premiums	57,907	10,722	26,638	95,267

Net Earned Premiums	$37,495	$22,180	$24,411	$84,086
Net Losses and LAE	(20,601)	(15,869)	(14,235)	(50,705)
Commission Expenses	(9,541)	(3,742)	(5,950)	(19,233)
Other Operating Expenses	(8,440)	(6,423)	(4,930)	(19,793)

Underwriting Loss	$(1,087)	$(3,854)	$(704)	$(5,645)

Losses and LAE Ratio	54.9%	71.5%	58.3%	60.3%
Commission Expense Ratio	25.4%	16.9%	24.4%	22.9%
Other Operating Expense Ratio	22.6%	29.0%	20.2%	23.5%
Combined Ratio	102.9%	117.4%	102.9%	106.7%

Gross Written Premiums

Gross Written Premiums decreased $14.0 million for the three months ended March 31, 2018 compared to the same period in 2017, driven by decreases in our Marine and P&C operating segments of $12.4 million and $6.4 million, respectively, partially offset by an increase in our Professional Liability operating segment of $4.8 million.

The decrease in our Marine operating segment was due to decreases in our Protection & Indemnity, Marine Liability and Transport products driven by timing of renewals related to our Protection and Indemnity product during the quarter, as well as decreases in Marine Liability and Transport, primarily driven by declined renewals of several large binding authorities.

The decrease in our P&C operating segment was primarily driven by a decline in our Property division, partially offset by increases in our General Liability and Energy & Engineering divisions. The decrease in our Property division was related to strategic actions taken to exit our International and North American Property businesses. The increases in our General Liability and Energy & Engineering divisions were driven by new business production.

The increase in our Professional Liability operating segment was primarily driven by growth in new business across all divisions within this operating segment.

Average renewal premium rates for our Int’l Insurance reporting segment for the three months ended March 31, 2018 increased 3.2% compared to the same period in 2017, driven by increases of 4.3%, 3.5% and 0.3% in our P&C, Marine and Professional Liability operating segments, respectively.

Ceded Written Premiums

For the three months ended March 31, 2018, Ceded Written Premiums were $28.9 million, resulting in a retention ratio of 77.4% of Net Written Premiums to Gross Written Premiums. This compares to $46.6 million for the same period in 2017, resulting in a retention ratio of 67.2%. The increase in the retention ratio was primarily driven by our P&C operating segment, where in 2017 we ceded 100% of our North American Property business due to the strategic actions to exit that business.

Net Earned Premiums

Net Earned Premiums increased $9.1 million for the three months ended March 31, 2018, as compared to the same period in 2017 driven by increases in our Professional Liability and Marine operating segments.

The increase in our Marine operating segment’s Net Earned Premium was primarily driven by an increased premium estimate from an older year of account relating to our Cargo product, as well as increased earnings in our Hull product resulting from growth in 2017.

The increase in our Professional Liability operating segment’s Net Earned Premium was driven by growth across all divisions.

Net Losses and LAE

The Net Losses and LAE Reserves as of March 31, 2018 and December 31, 2017 were as follows:

	Int'l Insurance
	As of March 31, 2018				As of December 31, 2017
amounts in thousands	Marine	P&C	Professional Liability	Total	Marine	P&C	Professional Liability	Total	Total % Change
Case Reserves	$179,931	$61,417	$37,884	$279,232	$181,369	$66,412	$31,463	$279,244	(0.0%)
IBNR Reserves	35,943	35,678	94,682	166,303	39,949	37,067	87,211	164,227	1.3%
Total	$215,874	$97,095	$132,566	$445,535	$221,318	$103,479	$118,674	$443,471	0.5%

The following table presents the current and prior accident year changes in our Net Losses and LAE Ratio for the three months ended March 31, 2018 and 2017:

	Int'l Insurance
	Three Months Ended March 31, 2018				Three Months Ended March 31, 2017
			Professional				Professional		Point
	Marine	P&C	Liability	Total	Marine	P&C	Liability	Total	Change
Net Losses and LAE Ratio	52.1%	42.4%	50.3%	49.2%	54.9%	71.5%	58.3%	60.3%	(11.1)
Net Prior AY Reserve (Release)/Strengthening	(1.8%)	(4.0%)	(2.8%)	(2.7%)	(0.9%)	21.7%	8.7%	7.9%	(10.6)
Net Current AY Losses and LAE Ratio	53.9%	46.4%	53.1%	51.9%	55.8%	49.8%	49.6%	52.4%	(0.5)

For the three months ended March 31, 2018, our Reported Net Losses and LAE Ratio decreased 11.1 points as compared to the same period in 2017 driven by:

Prior Year Reserve Development

For the three months ended March 31, 2018, our Net Prior AY Losses and LAE Ratio decreased 10.6 points as compared to the same period in 2017 primarily driven by:

•

Our Marine operating segment for the three months ended March 31, 2018 recognized $0.7 million of Net Prior AY Reserve Releases including $1.9 million of catastrophe loss release related to the Hurricane events that occurred in the third quarter of 2017, partially offset by $1.2 million of reserve strengthening across various product lines. This compares to $0.3 million of Net Prior AY Reserve Releases for the same period in 2017 due to better than expected loss development.

•

Our P&C operating segment for the three months ended March 31, 2018 recognized $0.9 million of Net Prior AY Reserve Releases related to $4.0 million of catastrophe loss release related to the Hurricane events that occurred in the third quarter of 2017 and $2.0 million of loss release in our Political Violence and Terrorism and Offshore Energy products, partially offset by $5.0 million of reserve strengthening within our Property division due to unfavorable loss emergence on the runoff of this business and other catastrophe loss development. This compares to $4.8 million of Net Prior AY Reserve Strengthening for the same period in 2017 due to unfavorable loss emergence within our Property division.

•

Our Professional Liability operating segment for the three months ended March 31, 2018 recognized $0.9 million of Net Prior AY Reserve Releases related to favorable loss emergence within our E&O division. This compares to $2.1 million of Net Prior AY Reserve Strengthening for the same period in 2017 primarily due to three large losses within our D&O division.

Changes in the Current Accident Year Loss Ratio

For the three months ended March 31, 2018, our Net Current AY Losses and LAE Ratio decreased 0.5 points as compared to the same period in 2017, primarily driven by decreases in our P&C and Marine operating segments due to changes in the mix of business.

Commission Expenses

Our Commission Expense Ratio for the three months ended March 31, 2018 decreased 1.7 points as compared to the same period in 2017 with decreases across all three operating segments.

Our Marine operating segment’s Commission Expense Ratio decreased due to a reduction in profit commissions, as compared to prior year.

Our P&C operating segment’s Commission Expense Ratio decreased primarily due to a favorable ceded commission impact within our Energy & Engineering division related to loss-sensitive features on an underlying ceded contract.

Our Professional Liability operating segment’s Commission Expense Ratio decreased due to less profit commissions, as compared to prior year, partially offset by increased gross commissions due to changes in the mix of business.

Other Operating Expenses

Other Operating Expenses for the three months ended March 31, 2018 increased $0.7 million as compared to the same period in 2017 primarily due to increased Lloyd’s expenses and the impact of foreign exchange rates.

GlobalRe

The following table summarizes our Underwriting Profit for our GlobalRe reporting segment for the three months ended March 31, 2018 and 2017:

	GlobalRe
	Three Months Ended March 31,
amounts in thousands	2018	2017	% Change
Gross Written Premiums	$127,424	$70,840	79.9%
Ceded Written Premiums	(6,493)	(5,062)	28.3%
Net Written Premiums	120,931	65,778	83.8%

Net Earned Premiums	$56,504	$38,041	48.5%
Net Losses and LAE	(29,880)	(20,069)	48.9%
Commission Expenses	(13,768)	(8,492)	62.1%
Other Operating Expenses	(5,405)	(5,273)	2.5%
Other Underwriting Income	138	176	(21.5%)

Underwriting Profit	$7,589	$4,383	73.2%

Losses and LAE Ratio	52.9%	52.8%
Commission Expense Ratio	24.4%	22.3%
Other Operating Expense Ratio (1)	9.3%	13.4%
Combined Ratio	86.6%	88.5%

(1) - Includes Other Operating Expenses and Other Underwriting Income.

NM - Percentage change not meaningful

Gross Written Premiums

Gross Written Premiums increased $56.6 million for the three months ended March 31, 2018, compared to the same period in 2017, primarily due to increases in our Accident & Health, P&C, Specialty Casualty, and Surety products, partially offset by a decrease in our Agriculture product. Our Accident & Health product increased by $43.8 million, driven by new business, increased renewals, and increased premium estimates on prior year contracts. The increase in our P&C product was due to new business and increased renewals. The increase in our Specialty Casualty product was due to timing largely related to inception date changes on two contracts, new business, and increased renewals. The increase in our Surety product was driven by increased lines and underlying program growth on renewals, new business, and increased premium estimates primarily on prior year contracts. The decrease in our Agriculture product was due to decreased premium estimates for prior year contracts and renewal timing.

Ceded Written Premiums

Ceded Written Premiums were $6.5 million, resulting in a retention ratio of 94.9% of Net Written Premiums to Gross Written Premiums for the three months ended March 31, 2018 compared to $5.1 million and a retention ratio of 92.9%, for the same period in 2017. The increase in the retention ratio was primarily driven by changes in the mix of business with proportionately more Accident & Health premium, which had 100% retention.

Net Earned Premiums

Net Earned Premiums for the three months ended March 31, 2018 increased $18.5 million, as compared to the same period in 2017, primarily due to growth in our Accident & Health, P&C, Specialty Casualty and Surety products, partially offset by decreased premium estimates for prior year contracts and renewal timing in our Agriculture product.

Net Losses and LAE

The Net Losses and LAE Reserves as of March 31, 2018 and December 31, 2017 were as follows:

	GlobalRe
	As of
	March 31,	December 31,
amounts in thousands	2018	2017	% Change
Case Reserves	$62,695	$58,962	6.3%
IBNR Reserves	90,750	93,275	(2.7%)
Total	$153,445	$152,237	0.8%

The following table presents the current and prior accident year changes in our Net Losses and LAE Ratio for the three months ended March 31, 2018 and 2017:

	GlobalRe
	Three Months Ended March 31,		Point
	2018	2017	Change
Net Losses and LAE Ratio	52.9%	52.8%	0.1
Net Prior AY Reserve (Release)/Strengthening	(0.6%)	2.5%	(3.1)
Net Current AY Losses and LAE Ratio	53.5%	50.3%	3.2

For the three months ended March 31, 2018, our Reported Net Losses and LAE Ratio increased 0.1 points as compared to the same period in 2017 driven by:

Prior Year Reserve Development

For the three months ended March 31, 2018, our Net Prior AY Losses and LAE Ratio decreased 3.1 points as compared to the same period in 2017 primarily driven by:

•

Our GlobalRe operating segment for the three months ended March 31, 2018 recognized $0.4 million of Net Prior AY Reserve Release. This release was primarily related to net favorable loss emergence across various products, partially offset by net catastrophe loss strengthening. This compares to $0.9 million of Net Prior AY Reserve Strengthening for the same period in 2017 primarily due to loss related expenses to settle a large Accident & Health claim.

Changes in the Current Accident Year Loss Ratio

For the three months ended March 31, 2018, our Net Current AY Losses and LAE Ratio increased 3.2 points as compared to the same period in 2017, primarily driven by changes in the mix of business with an increase in Net Earned Premiums related to our Accident & Health product, which carries a higher loss ratio, compounded by reserve strengthening in our P&C product.

Commission Expenses

Our Commission Expense Ratio for the three months ended March 31, 2018 increased 2.1 points compared to the same period in 2017, due to changes in the mix of business with more Accident & Health, Specialty Casualty and Surety premium earned with higher Commission Expense Ratios.

Other Operating Expenses

Other Operating Expenses for the three months ended March 31, 2018 remained relatively flat as compared to the same period in 2017, with the Other Operating Expense Ratio decreasing 4.1 points mainly driven by the increase in Net Earned Premiums.

Capital Resources and Liquidity

Capital Resources

Our capital resources consist of funds deployed or available to be deployed to support our business operations.  As of March 31, 2018 and December 31, 2017, our capital resources were as follows:

	As of
amounts in thousands	March 31, 2018	December 31, 2017
Senior Notes	$263,926	$263,885
Stockholders' Equity	1,216,952	1,225,965
Total Capitalization	$1,480,878	$1,489,850

Ratio of Debt to Total Capitalization	17.8%	17.7%

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

NIC may pay dividends to our Parent Company out of its statutory earned surplus subject to statutory restrictions imposed under the New York insurance law.  As of March 31, 2018, the maximum amount available for the payment of dividends by NIC in 2018 without prior regulatory approval is $105.7 million.

NCUL, our wholly-owned corporate member at Lloyd’s, may pay dividends to our Parent Company up to the extent of available profits that have been distributed from Syndicate 1221.  As of March 31, 2018, there are no profits available for distribution.

NIIC, our wholly-owned UK Insurance company, may pay dividends out of its statutory profits subject to the restrictions imposed under UK Company law and European Insurance regulation (Solvency II).  As of March 31, 2018, the maximum amount available for the payment of dividends by NIIC without prior regulatory approval is $8.7 million.

Senior Notes and Credit Facility

As of March 31, 2018, letters of credit with an aggregate face amount of 24.0 million Australian Dollars were outstanding under the credit facility with Barclays Bank PLC that we entered into on November 4, 2016 and amended on October 30, 2017 (the “Australian Facility”).

As of March 31, 2018, letters of credit with an aggregate face amount of $140.0 million and £60.0 million were outstanding under the credit facility with ING Bank N.V., London Branch, individually and as administrative agent for a syndicate of lenders, that we entered into on November 7, 2016 (the “Club Facility”), and we had an aggregate of $1.2 million of cash collateral posted.

As of March 31, 2018, letters of credit with an aggregate face amount of $25.0 million were outstanding under the credit facility with ING Bank N.V., London Branch, that we entered into on November 20, 2015 and amended on November 7, 2016 (the “Bilateral Facility”).

During the first quarter of 2018, the Company reclassified certain overseas deposits from Short-Term Investments to Other Invested Assets. Refer to Note 1. Organization & Summary of Significant Accounting Policies in the Notes to Interim Consolidated Financial Statements. Although the nature of the investments did not change, this reclassification caused the Company to exceed a covenant of our Club Facility for March 31, 2018 and certain prior periods that sets a limitation on other investments as a percentage of total investments.  Our Company has received a waiver of compliance with respect to this covenant for March 31, 2018 and prior periods. Other than as set forth above, as of March 31, 2018, our Company was in compliance with all covenants for our Club Facility, Senior Notes, Australian Facility and Bilateral Facility.

Shelf Registration

We generally maintain the ability to issue certain classes of debt and equity securities via a universal shelf registration statement filed with the SEC, which is renewed every three years. The shelf registration provides us the means to access the debt and equity markets relatively quickly. Our current shelf registration, which was filed on April 13, 2018, with the SEC expires in 2021. This report is not an offer to sell or the solicitation of an offer to buy nor shall there be any sale of these securities in any state in which such offer, solicitation or sale would be unlawful prior to registration or qualification under the securities laws of such state.

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

Net Cash Provided by Operating Activities was $35.8 million for the three months ended March 31, 2018 compared to $37.3 million for the same period in 2017. Operating cash flow decreased from the prior year due to increased claim payments associated with the catastrophe activity occurring in the third quarter of 2017. This was partially offset by increased premium collections due to the growth of our business and lower operating expense payments resulting from smaller incentive compensation payments in 2018 as compared with 2017.

Net Cash Provided by Investing Activities was $33.7 million for the three months ended March 31, 2018 compared to Net Cash Used in Investing Activities of $51.1 million for the comparable period in 2017.  The increase in cash provided by investing activities is due in part to a temporary increase in cash equivalents at March 31, 2018, some of which will be used to fund unsettled trades at the end of the quarter. The remaining fluctuation in investing cash flows is the result of the ongoing management of our investment portfolio.

Net Cash Used in Financing Activities was $7.1 million for the three months ended March 31, 2018 compared to $10.5 million for the same period in 2017. The decrease in cash used in financing activities is primarily related to reduced tax withholding payments on vested stock compensation in 2018 as compared with 2017.

Our Company anticipates closing on the purchase of all of the shares of ASCO and BDM in the first half of 2018. The aggregate consideration for the acquisition of ASCO and BDM is EUR 35.0 million and will be funded through our Company’s existing capital resources. Refer to Footnote 8, Commitment and Contingencies, for further information.

Investments

Our investment portfolio is invested primarily in publicly traded, investment grade, fixed income securities with an average credit quality of “AA-/Aa3” as rated by S&P or Moody’s.  As of March 31, 2018, our portfolio had a duration of 3.5 years.  Management periodically projects cash flow of the investment portfolio and other sources in order to maintain the appropriate levels of liquidity in an effort to ensure our ability to satisfy claims.

As of March 31, 2018 and December 31, 2017, all Fixed Maturities Securities were classified as Available-For-Sale. Upon adoption of the FASB’s ASU 2016-01 as of January 1, 2018, our Equity Securities have been measured at fair value with changes in fair value recognized through Net Income. Prior to the adoption of ASU 2016-01, our Equity Securities were classified as Available-For-Sale with change in fair value recognized through Accumulated Other Comprehensive Income.

The portfolio is externally managed by independent, professional investment managers and is broadly diversified across geographies, sectors, and issuers. The primary objectives are to maximize total investment return in the context of preserving and enhancing stockholder value and the statutory surplus of our regulated insurance companies.  As part of our overall investment strategy, we seek to build a tax efficient investment portfolio by maintaining an allocation to tax-exempt municipal bonds. The tax-exempt portion of our Fixed Maturities portfolio at March 31, 2018 was 19.7% compared to 22.4% at December 31, 2017.  Additionally, substantially all of our equity portfolio is invested in tax efficient securities which qualify for the dividends received deduction.  The investments are subject to the oversight of the respective insurance companies’ Boards of Directors and the Finance Committee of our Parent Company’s Board of Directors.

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

The following table summarizes the composition of our investments at fair value:

	Fair Value as of
amounts in thousands	March 31, 2018	December 31, 2017	% Change
Fixed Maturities:
U.S. Treasury Bonds, Agency Bonds and Foreign Government Bonds	$357,303	$393,563	(9.2%)
States, Municipalities and Political Subdivisions	721,232	814,632	(11.5%)
Mortgage-Backed and Asset-Backed Securities:
Agency Residential Mortgage-Backed Securities	379,354	407,619	(6.9%)
Residential Mortgage Obligations	63,430	54,104	17.2%
Asset-Backed Securities	369,337	328,753	12.3%
Commercial Mortgage-Backed Securities	161,391	160,904	0.3%
Subtotal	$973,512	$951,380	2.3%
Corporate Exposures	918,887	897,479	2.4%
Total Fixed Maturities	$2,970,934	$3,057,054	(2.8%)
Equity Securities:
Common Stocks	$59,734	$52,439	13.9%
Preferred Stocks	194,660	183,542	6.1%
Total Equity Securities	$254,394	$235,981	7.8%
Short-Term Investments	6,704	6,480	3.5%
Total Investments	$3,232,032	$3,299,515	(2.0%)

Fixed Maturities decreased from December 31, 2017 due to an increase in interest rates and spread widening which impacted our longer dated municipal securities as well as certain corporate exposures.  Additionally, proceeds from the sale of Treasury bonds were reinvested into equity mutual funds tracking broad market indices as well as cash equivalents.  Furthermore, certain short dated municipal securities were sold due to technical market factors with proceeds reinvested in cash equivalents.

The following table sets forth the amount of our Fixed Maturities as of March 31, 2018 by S&P credit rating or, if an S&P rating is not available, the equivalent Moody’s rating. The total rating is the weighted average quality rating for the Fixed Maturities portfolio as a whole.

		As of March 31, 2018
amounts in thousands	Rating	Fair Value	Amortized Cost
Rating Description:
Extremely Strong	AAA	$451,789	$453,805
Very Strong	AA	1,288,467	1,297,942
Strong	A	739,335	744,567
Adequate	BBB	379,871	379,366
Speculative	BB & Below	110,498	110,997
Not Rated	NR	974	815
Total	AA-	$2,970,934	$2,987,492

The following table sets forth the composition of the non-government guaranteed Fixed Maturities categorized by asset class and generally equivalent S&P and Moody’s ratings (not all securities in our portfolio are rated by both S&P and Moody’s) as of March 31, 2018:

	As of March 31, 2018
amounts in thousands	AAA	AA	A	BBB	BB and below	Not Rated	Fair Value	Amortized Cost
Municipal Bonds	$78,973	$469,851	$156,188	$16,220	$—	$—	$721,232	$713,874
Agency Residential Mortgage-Backed	—	379,354	—	—	—	—	379,354	391,431
Residential Mortgage-Backed	11,749	5,607	323	41,520	3,257	974	63,430	63,197
Asset-Backed	149,656	105,205	86,097	28,379	—	-	369,337	369,677
Commercial Mortgage-Backed	102,878	31,273	27,240	—	—	—	161,391	162,354
Corporate Exposures	7,428	65,048	445,417	293,752	107,242	—	918,887	926,766
Total	$350,684	$1,056,338	$715,265	$379,871	$110,499	$974	$2,613,631	$2,627,299

The following table sets forth our U.S. Treasury Bonds, Agency Bonds and Foreign Government Bonds, as well as our State, Municipality and Political Subdivision bond holdings by type:

	As of March 31, 2018
amounts in thousands	Fair Value	Amortized Cost
U.S. Treasury Bonds, Agency Bonds and Foreign Government Bonds:
U.S. Treasury Bonds	$130,902	$131,179
Agency Bonds	90,713	91,302
Foreign Government Bonds	135,688	137,712
Total U.S. Treasury Bonds, Agency Bonds and Foreign Government Bonds	$357,303	$360,193

States, Municipalities and Political Subdivisions:
General Obligation	$162,948	$160,454
Prerefunded	53,658	52,031
Revenue	370,592	366,254
Taxable	134,034	135,135
Total States, Municipalities and Political Subdivisions	$721,232	$713,874

As of March 31, 2018, we own $45.5 million of municipal securities, which are credit enhanced by various financial guarantors that have an average underlying credit rating of A+.

The following table sets forth our Agency Residential Mortgage-Backed Securities (“ARMBS”) issued by the Government National Mortgage Association (“GNMA”), Federal National Mortgage Association (“FNMA”) and Federal Home Loan Mortgage Corporation (“FHLMC”) and the quality category (Prime, Alternative A-paper (“Alt-A”), and Other Non-Agency) for Residential Mortgage-Backed Securities (“RMBS”) as of March 31, 2018:

	As of March 31, 2018
amounts in thousands	Fair Value	Amortized Cost
ARMBS:
GNMA	$40,000	$40,435
FNMA	237,790	246,358
FHLMC	101,564	104,638
Total Agency Residential Mortgage-Backed Securities	$379,354	$391,431

RMBS:
Prime	$50,864	$50,548
Alt-A	817	741
Other Non-Agency	11,749	11,908
Total Residential Mortgage-Backed Securities	$63,430	$63,197

We analyze our Mortgage-Backed Securities by credit quality of the underlying collateral distinguishing between the securities issued by FNMA, FHLMC and GNMA, which are federal government sponsored entities, and non-agency backed securities broken out by Prime, Alt-A,  and Other Non-Agency collateral. The securities issued by FNMA and FHLMC are the obligations of each respective entity. The U.S. Department of the Treasury has agreed to provide support to FNMA and FHLMC under a Preferred Stock Purchase Agreement by committing to make quarterly payments to these enterprises, if needed, to maintain a zero net worth.

Prime collateral consists of mortgages or other collateral from the most creditworthy borrowers. Alt-A collateral consists of mortgages or other collateral from borrowers, which have a risk potential greater than Prime but less than subprime. The subprime collateral consists of mortgages or other collateral from borrowers with low credit ratings. We have no exposure to subprime RMBS at March 31, 2018. Prime, subprime and Alt-A categories are as defined by S&P.

Details of the collateral of our Asset-Backed Securities portfolio as of March 31, 2018 are presented below:

	As of March 31, 2018
amounts in thousands	Fair Value	Amortized Cost
Auto Loans	$44,390	$44,573
Single Family Rentals	43,124	43,151
Consumer Loans	59,312	59,674
Credit Cards	23,122	23,247
Collateralized Loan Obligations	105,977	105,820
Time Share	30,989	31,529
Miscellaneous	62,423	61,683
Total Asset-Backed Securities	$369,337	$369,677

Details of our Corporate Exposures portfolio as of March 31, 2018 are presented below:

	As of March 31, 2018
amounts in thousands	Fair Value	Amortized Cost
Corporate Exposures:
Corporate Bonds	$739,640	$746,240
Hybrid Bonds	143,922	145,983
Redeemable Preferred Stocks	35,325	34,543
Total Corporate Exposures	$918,887	$926,766

As of March 31, 2018, the fair value of securities issued in foreign countries was $354.2 million, with an amortized cost of $358.1 million, representing 11.0% of our total Fixed Maturities and Equity Securities. Our largest exposure is Canada with a total of $151.3 million followed by the United Kingdom with a total of $46.0 million.

Our Company did not have gross unrealized investment losses where the fair value was less than 80% of amortized cost as of March 31, 2018.

Our Company did not have any credit related OTTI losses during the three months ended March 31, 2018. Our Company had two credit related OTTI losses of $1.1 million in the equity portfolio during the three months ended March 31, 2017.

The fair value of our investment portfolio may fluctuate significantly in response to various factors such as changes in interest rates, investment quality ratings, equity prices, foreign exchange rates and credit spreads. We do not have the intent to sell nor is it more likely than not that we will have to sell Fixed Maturities in unrealized loss positions that are not other-than-temporarily impaired before recovery. For structured securities, default probability and severity assumptions differ based on property type, vintage and the stress of the collateral. We do not intend to sell any of these securities and it is more likely than not that we will not be required to sell these securities before the recovery of the amortized cost basis. Upon adoption of ASU-2016-01 as of January 1, 2018, the changes in the fair value of Equity Securities is recognized through Net Income. We may realize investment losses to the extent our liquidity needs require the disposition of Fixed Maturity securities in unfavorable interest rate, liquidity or credit spread environments. Significant changes in the factors we consider when evaluating investments for impairment losses could result in a significant change in impairment losses reported in the Consolidated Financial Statements.

Critical Accounting Estimates

Our Company’s Annual Report on Form 10-K for the year ended December 31, 2017 discloses our critical accounting estimates (refer to Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Estimates).

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

We believe that the critical accounting estimates discussion in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2017 continues to describe the significant estimates and judgements included in the preparation of our Consolidated Financial Statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Refer to Item 7A included in our Company’s 2017 Annual Report on Form 10-K. There have been no material changes to this item since December 31, 2017.

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

Item 1A. Risk Factors

There have been no material changes from the risk factors as previously disclosed in our Company’s 2017 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

None

Item 6. Exhibits

Exhibit No.	Description of Exhibit

4-1	Senior Indenture for Senior Debt Securities, dated as of April 17, 2006, between the Company and The Bank of New York Mellon (successor to JPMorgan Chase Bank N.A.), as Trustee.	*

11-1	Computation of Per Share Earnings	*

31-1	Certification of CEO per Section 302 of the Sarbanes-Oxley Act	*

31-2	Certification of CFO per Section 302 of the Sarbanes-Oxley Act	*

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

The Navigators Group, Inc.
(Company)

Dated: May 8, 2018	By:	/s/ Ciro M. DeFalco
Ciro M. DeFalco
Executive Vice President and Chief Financial Officer