Form 10-Q
period 2018-06-30
NAVIGATORS GROUP INC
filed 2018-08-09
CIK 793547

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2018

or

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

The number of common shares outstanding as of July 27, 2018 was 29,765,245.

THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES

INDEX

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2018	2017
amounts in thousands, except per share amounts	(Unaudited)
ASSETS
Investments:
Fixed Maturities, available-for-sale, at fair value (amortized cost: 2018: $2,991,629; 2017: $3,027,408)	$2,961,541	$3,057,054
Equity Securities, at fair value (cost: 2018: $317,497; 2017: $224,159)	327,466	235,981
Other Invested Assets	38,372	30,488
Short-Term Investments, available-for-sale, at fair value (amortized cost: 2018: $6,368; 2017: $6,477)	6,368	6,480
Total Investments	$3,333,747	$3,330,003
Cash and Cash Equivalents	175,834	102,735
Restricted Cash and Cash Equivalents	47,522	56,229
Premiums Receivable	455,742	351,393
Prepaid Reinsurance Premiums	239,660	228,569
Reinsurance Recoverable on Paid Losses	94,503	72,494
Reinsurance Recoverable on Unpaid Losses and Loss Adjustment Expenses	799,084	809,765
Deferred Policy Acquisition Costs	157,153	135,249
Accrued Investment Income	20,276	19,480
Goodwill and Other Intangible Assets	28,272	6,596
Current Income Tax Receivable, Net	21,395	16,667
Deferred Income Tax, Net	24,552	22,271
Other Assets	91,205	73,171
Total Assets	$5,488,945	$5,224,622
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Reserves for Losses and Loss Adjustment Expenses	$2,574,116	$2,515,145
Unearned Premiums	1,125,731	987,681
Reinsurance Balances Payable	132,285	136,192
Senior Notes	263,967	263,885
Payable for Investments Purchased	45,800	—
Accounts Payable and Other Liabilities	112,962	95,754
Total Liabilities	$4,254,861	$3,998,657
Stockholders' Equity:
Preferred Stock ($.10 par value per share, authorized 1,000 shares, none issued)	$—	$—
Common Stock ($.10 par value per share, authorized 50,000 shares, issued 36,764 shares for 2018 and 36,530 shares for 2017)	3,673	3,650
Additional Paid-In Capital	376,705	376,868
Treasury Stock, at cost (7,023 shares for 2018 and 2017)	(155,801)	(155,801)
Retained Earnings	1,045,131	981,380
Accumulated Other Comprehensive Income (Loss)	(35,624)	19,868
Total Stockholders' Equity	$1,234,084	$1,225,965
Total Liabilities and Stockholders' Equity	$5,488,945	$5,224,622

See accompanying Notes to Interim Consolidated Financial Statements.

THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
amounts in thousands, except per share amounts	2018	2017	2018	2017
Gross Written Premiums	$497,236	$452,179	$992,460	$902,484
Revenues:
Net Written Premiums	379,292	333,282	772,554	670,445
Change in Unearned Premiums	(48,277)	(39,447)	(118,912)	(90,479)
Net Earned Premiums	$331,015	$293,835	$653,642	$579,966
Net Investment Income	24,601	22,265	48,303	43,713
Net Realized and Unrealized Gains (Losses):
Total Other-Than-Temporary Impairment Losses	(18)	29	(55)	(1,048)
Portion of Loss Recognized in Other Comprehensive Income (Before Tax)	18	(29)	55	(45)
Net Other-Than-Temporary Impairment Losses Recognized in Earnings	—	—	—	(1,093)
Net Realized Gains on Investments Sold	1,787	1,694	2,956	2,743
Net Unrealized Gains (Losses) on Equity Securities at Fair Value	1,329	—	(1,852)	—
Total Net Realized and Unrealized Gains	3,116	1,694	1,104	1,650
Other Income (Loss)	2,628	(411)	2,511	657
Total Revenues	$361,360	$317,383	$705,560	$625,986

Expenses:
Net Losses and Loss Adjustment Expenses	$196,333	$177,110	$382,478	$346,710
Commission Expenses	53,193	48,173	107,345	96,017
Other Operating Expenses	68,182	60,766	131,108	119,304
Interest Expense	3,864	3,861	7,728	7,722
Total Expenses	$321,572	$289,910	$628,659	$569,753

Income Before Income Taxes	$39,788	$27,473	$76,901	$56,233
Income Tax Expense	7,684	6,971	13,919	14,621

Net Income	$32,104	$20,502	$62,982	$41,612

Net Income per Common Share:
Basic	$1.08	$0.70	$2.12	$1.42
Diluted	$1.07	$0.69	$2.09	$1.39

Average Common Shares Outstanding:
Basic	29,733	29,470	29,664	29,377
Diluted	30,103	29,918	30,143	29,897

Cash Dividends Declared per Common Share	$0.07	$0.06	$0.14	$0.105

See accompanying Notes to Interim Consolidated Financial Statements.

THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended June 30,
amounts in thousands	2018	2017
Net Income	$32,104	$20,502
Other Comprehensive Income (Loss):
Change in Net Unrealized Gains (Losses) on Available-For-Sale Investments:
Unrealized Gains (Losses) on Investments arising during the period, net of Deferred Tax of $2,472 and $(7,907) in 2018 and 2017, respectively	(10,028)	14,684
Reclassification adjustment for Net Realized (Losses) included in Net Income net of Deferred Tax of $199 and $157 in 2018 and 2017, respectively	(809)	(291)
Change in Net Unrealized Gains (Losses) on Investments	$(10,837)	$14,393
Change in Other-Than-Temporary Impairments
Non Credit Other-Than-Temporary Impairments arising during the period, net of Deferred Tax of $4 and $(10) in 2018 and 2017, respectively	(14)	19
Reclassification Adjustment for Other-Than-Temporary Impairment Credit Losses Recognized in Net Income net of Deferred Tax of $0 in both 2018 and 2017	—	—
Change in Other-Than-Temporary Impairments	$(14)	$19
Change in Foreign Currency Translation Gains (Losses), net of Deferred Tax of $1,361 and $(423) in 2018 and 2017, respectively	(5,880)	785
Other Comprehensive Income (Loss)	$(16,731)	$15,197
Comprehensive Income	$15,373	$35,699

.

	Six Months Ended June 30,
amounts in thousands	2018	2017
Net Income	$62,982	$41,612
Other Comprehensive Income (Loss):
Change in Net Unrealized Gains (Losses) on Investments:
Unrealized Gains (Losses) on Investments arising during the period, net of Deferred Tax of $11,856 and $(15,433) in 2018 and 2017, respectively	(44,399)	28,661
Reclassification adjustment for Net Realized Gains (Losses) included in Net Income net of Deferred Tax of $943 and $(215) in 2018 and 2017, respectively	(2,477)	399
Change in Net Unrealized Gains (Losses) on Investments	$(46,876)	$29,060
Change in Other-Than-Temporary Impairments
Non Credit Other-Than-Temporary Impairments arising during the period, net of Deferred Tax of $16 and $(16) in 2018 and 2017, respectively	(44)	29
Reclassification Adjustment for Other-Than-Temporary Impairment Credit Losses Recognized in Net Income net of Deferred Tax of $0 and $(209) in 2018 and 2017, respectively	—	389
Change in Other-Than-Temporary Impairments	$(44)	$418
Change in Foreign Currency Translation Gains (Losses), net of Deferred Tax of $2,443 and $(280) in 2018 and 2017, respectively	(3,652)	520
Other Comprehensive Income (Loss)	$(50,572)	$29,998
Comprehensive Income	$12,410	$71,610

See accompanying Notes to Interim Consolidated Financial Statements

THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (Unaudited)

			Additional				Accumulated Other	Total
	Common Stock		Paid-in	Treasury Stock		Retained	Comprehensive	Stockholders'
amounts in thousands	Shares	Amount	Capital	Shares	Amount	Earnings	Income (Loss)	Equity
Balance, December 31, 2017	36,530	$3,650	$376,868	7,023	$(155,801)	$981,380	$19,868	$1,225,965
Net Income	—	—	—	—	—	62,982	—	62,982
Dividends Declared	—	—	—	—	—	(4,151)	—	(4,151)
Changes in Other Comprehensive Income:
Change in Net Unrealized Loss on Available-For-Sale Investments	—	—	—	—	—	—	(46,876)	(46,876)
Change in Net Non-Credit Other-Than- Temporary Impairment Losses	—	—	—	—	—	—	(44)	(44)
Change in Foreign Currency Translation Loss	—	—	—	—	—	—	(3,652)	(3,652)
Total Other Comprehensive Loss	—	—	—	—	—	—	(50,572)	(50,572)
Cumulative Effect of Adoption of ASU 2016-01 at January 1st, Net of Tax	—	—	—	—	—	7,748	(7,748)	—
Cumulative Effect of Adoption of ASU 2018-02 at January 1st, Net of Tax	—	—	—	—	—	(2,828)	2,828	—
Shares Issued (1)	234	23	(6,134)	—	—	—	—	(6,111)
Share-Based Compensation	—	—	5,971	—	—	—	—	5,971
Balance, June 30, 2018	36,764	$3,673	$376,705	7,023	$(155,801)	$1,045,131	$(35,624)	$1,234,084

(1) -	Includes shares issued under the Second Amended and Restated 2005 Stock Incentive Plan to Directors and the Employee Stock Purchase Plan.

See accompanying Notes to Interim Consolidated Financial Statements.

THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended June 30,
amounts in thousands	2018	2017
Operating Activities:
Net Income	$62,982	$41,612
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation & Amortization	1,578	2,411
Share-Based Compensation	5,971	9,146
Deferred Income Taxes	(736)	(10,793)
Total Net Realized and Unrealized Gains	(1,104)	(2,743)
Net Other-Than-Temporary Impairments Recognized in Earnings	—	1,093
Changes in Assets And Liabilities:
Reinsurance Recoverable on Paid and Unpaid Losses and Loss Adjustment Expenses	5,777	13,107
Reserves for Losses and Loss Adjustment Expenses	27,567	52,063
Prepaid Reinsurance Premiums	(8,629)	(24,982)
Unearned Premiums	127,861	115,511
Premiums Receivable	(106,326)	(116,689)
Deferred Policy Acquisition Costs	(21,991)	(13,137)
Accrued Investment Income	(805)	(881)
Reinsurance Balances Payable	(3,789)	16,145
Current Income Tax Receivable, Net	(4,870)	7,175
Other	(765)	(16,134)
Net Cash Provided by Operating Activities	$82,721	$72,904

Investing Activities:
Fixed Maturities
Redemptions and Maturities	$258,931	$165,690
Sales	271,804	95,240
Purchases	(499,956)	(356,970)
Equity Securities
Sales	28,757	39,487
Purchases	(76,419)	(21,022)
Net Sales and Purchases of Other Invested Assets	(8,591)	(10,105)
Net Sales, Maturities and Purchases of Short-Term Investments	32	(171)
Net Change in Unsettled Security Transactions	43,475	12,028
Purchase of Subsidiaries, Net of Acquired Cash	(22,383)	—
Net Purchase of Property and Equipment	(3,841)	(2,098)
Net Cash Used in Investing Activities	$(8,191)	$(77,921)

Financing Activities:
Proceeds from Employee Stock Purchase Plan	$969	$1,147
Payment of Employee Tax Withholding on Stock Compensation	(7,786)	(13,189)
Dividends Paid	(4,151)	(3,092)
Net Cash Used in Financing Activities	$(10,968)	$(15,134)

Effect of Exchange Rate on Unrestricted and Restricted Cash and Cash Equivalents	$830	$1,805

Change in Unrestricted and Restricted Cash and Cash Equivalents	$64,392	$(18,346)
Unrestricted and Restricted Cash and Cash Equivalents at Beginning of Year	158,964	172,846
Unrestricted and Restricted Cash and Cash Equivalents at End of Period	$223,356	$154,500

Supplemental Information:
Income Taxes Paid, Net	$19,349	$21,445
Interest Paid	$7,619	$7,619
Issuance of Stock to Directors	$783	$578

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

On June 7, 2018, we acquired 100% ownership interest in Bracht, Deckers & Mackelbert NV, an insurance underwriting agency organized under the laws of Belgium (“BDM”) and Assurances Continentales – Continentale Verzekeringen NV, an insurance company licensed under the laws of Belgium (“ASCO”). The acquisition is being accounted for in accordance with Accounting Standards Codification (“ASC”) 805, “Business Combinations.” Refer to Note 2. Business Combinations and Note 6. Goodwill and Intangible Assets for further information regarding the acquisition.

Basis of Presentation

The Consolidated Balance Sheet at June 30, 2018 and the Consolidated Statements of Income, Comprehensive Income, Stockholders’ Equity and Cash Flows for the periods ended June 30, 2018 and 2017 are unaudited. The Balance Sheet at December 31, 2017 is derived from our audited Financial Statements. The accompanying Interim Consolidated Financial Statements reflect all adjustments, which, in the opinion of management, are necessary to fairly present the results of our Company for the interim periods presented on the basis of U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the U.S. Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. All significant intercompany transactions and balances have been eliminated in consolidation. The preparation of these Financial Statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the Financial Statements and the reported revenues and expenses during the reporting periods. The results of operations for any interim period are not necessarily indicative of results for the full year. The Interim Consolidated Financial Statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2017. Certain amounts for the prior period have been reclassified to conform with the current period presentation.

Income Taxes

On December 22, 2017, the 2017 Tax Cuts and Jobs Act (the “Tax Act”) was enacted into law and the new legislation contained several key tax provisions that affected us, including a one-time mandatory Deemed Repatriation Transition Tax (“Transition Tax”) on accumulated foreign earnings and a reduction of the corporate income tax rate to 21% effective January 1, 2018, among others. We were required to recognize the effect of the tax law changes in the period of enactment, such as determining the Transition Tax, re-measuring our U.S. deferred tax assets and liabilities as well as reassessing the net realizability of our deferred tax assets and liabilities. In December 2017, the SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”), Income Tax Accounting Implications of the Tax Act, which allowed us to record provisional amounts during a measurement period not to extend beyond one year of the enactment date. During the fourth quarter of 2017, we made a reasonable estimate of the effects on our deferred tax balances and in relation to the Transition Tax. During the first half of 2018, we did not make any changes to this estimate; however we continue to gather additional information to more precisely compute these income tax impacts.  We expect to complete our analysis within the measurement period in accordance with SAB 118.

The interim income tax provision has been computed based on our estimated annual Effective Tax Rate, which represents our best estimate on a year to date basis for the interim period. As a result, the tax provision for a given quarter equals the difference between the provision recorded cumulatively year to date less the amount recorded cumulatively as of the end of the prior interim period. Our Effective Tax Rate for the quarter differs from the federal tax rate of 21% primarily due to tax-exempt investment income, the dividends received deduction and an excess tax benefit related to the vesting of stock compensation at fair market value.

Short-Term Investments Reclassifications

Cash and overseas deposits that were misclassified within Short-Term Investments were reclassified representing an immaterial correction. Cash of $20.5 million as of December 31, 2017 was reclassified from Short-Term Investments to Cash and Cash Equivalents. Overseas deposits of $28.8 million as of December 31, 2017 were reclassified from Short-Term Investments to Other Invested Assets. The reclassification of cash within Short-Term Investments to Cash and Cash Equivalents impacted the Statement of Cash Flows for the six months ended June 30, 2017 by increasing Net Cash Used in Investing Activities by $4.8 million.

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

Effective January 1, 2018, our Company adopted ASU 2016-18, “Statement of Cash Flows (Topic 230) – Restricted Cash” which addresses diversity in practice in the classification and presentation of changes in restricted cash on the statement of cash flows. This guidance requires a statement of cash flows to explain the change during the period in the total of cash, cash equivalents, restricted cash and restricted cash equivalents. Transfers between cash and cash equivalents and restricted cash and restricted cash equivalents will no longer be presented on the statement of cash flows. To assist in meeting the requirements of this guidance to provide a reconciliation from the Statement of Cash Flows to the Balance Sheet, upon adoption of this guidance our Company added new accounts titled “Cash and Cash Equivalents” and “Restricted Cash and Cash Equivalents” and reclassified amounts previously held in Short-Term Investments to these accounts for all periods presented. This resulted in the reclassification of $71.3 million of restricted and unrestricted cash and cash equivalent balances as of December 31, 2017. This guidance was adopted on a retrospective basis. Prior to the adoption of this guidance, restricted and unrestricted cash and cash equivalent balances included in the Short-Term Investments account had been presented as a cash flow provided by (used in) investing activities. Consequently, the Statement of Cash Flows for the six months ended June 30, 2017 includes a revision to increase “Net Cash Used in Investing Activities” by $18.1 million.

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

Our Company assesses the underlying fundamentals of each issuer to determine if there is a change in the amount or timing of expected cash flows. Management compares the amortized cost basis to the present value of the revised cash flows using the historical book yield to determine the credit loss portion of impairment which is recognized in earnings. All non-credit losses where we have the intent and ability to hold the security until recovery are recognized as changes in Other than Temporary Impairment (“OTTI”) losses within AOCI.

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

NOTE 2.  BUSINESS COMBINATIONS

On June 7, 2018 (the “acquisition date”), our Company acquired 100% ownership interest in BDM and ASCO. Our Company also acquired in this transaction a wholly-owned subsidiary of ASCO, Canal Re S.A., a reinsurance company licensed under the laws of the Grand Duchy of Luxembourg (“Canal Re”). The acquisition of all three of these entities will be referred to as (the “Acquisition”). The Acquisition was undertaken as part of our Company’s strategy of expanding to more brokers and insureds across Europe and reinforces our Company’s presence in the European Union’s single market. We anticipate that this will enable our Company to better serve its European clients after Brexit, and will also provide an opportunity for BDM and ASCO to reach a wider European audience.

Our Company paid a purchase price of EUR 35.0 million in cash at the acquisition date (which was approximately $40.5 million based on the exchange rate as of June 30, 2018). Additionally, our Company will be reimbursed up to EUR 5.0 million (which is approximately $5.8 million based on the exchange rate as of June 30, 2018) in the event of adverse development of claims incurred prior to December 31, 2016 as measured on December 31, 2019. This reimbursement was valued at $nil as of the acquisition date and June 30, 2018.

The purchase price was allocated to the assets acquired and liabilities assumed of BDM and ASCO based on estimated fair values as of the acquisition date and our Company recognized goodwill of $11.3 million.

Our Company identified finite lived intangible assets of $7.9 million, including customer relationships, the value of business acquired (“VOBA”), broker networks and trade name. These finite lived intangible assets will be amortized over a weighted average period of 12 years.

Our Company identified indefinite lived intangible assets of $2.5 million, related to ASCO’s European licenses.

The fair value of the assets acquired and liabilities assumed and the allocation of the purchase price on the acquisition date are summarized in the table below:

amounts in thousands	June 30, 2018
Consideration paid	$40,492

Assets
Investments	45,182
Cash and Cash Equivalents	18,109
Prepaid Reinsurance Premiums	2,701
Reinsurance Recoverables on Paid Losses	1,311
Reinsurance Recoverables on Unpaid Losses and LAE	15,769
Other Assets	19,943

Fair Value of Identifiable Intangible Assets	10,391

Total Assets Acquired	$113,406

Liabilities
Reserves for Losses and LAE	31,928
Unearned Premiums	11,139
Deferred Income Tax	8,947
Accounts Payable and Other Liabilities	32,212
Total Liabilities Assumed	$84,226

Goodwill	$11,312

Significant Fair Value Adjustments were as follows:

•

Fair Value of Finite and Indefinite-Lived Intangibles – To establish the fair value of identifiable intangible assets related to customer relationships, licenses, value of business acquired, broker networks and trade name.

•	Fair Value of Property – To adjust the carrying value of real estate property to reflect fair value.
•	Fair Value of Software – To establish the fair value of internal use software systems.
•	Deferred Income Tax – To reflect the deferred tax impact on the fair value adjustments.
•	Goodwill – To establish the fair value of goodwill related to the Acquisition.

The business combination accounting is subject to change if additional information that existed as of the balance sheet date, but was not available, later becomes available within the measurement period, which cannot exceed twelve months from the acquisition date. The acquisition date fair values of the assets acquired and liabilities assumed, including Reserves for Losses and LAE, Deferred Income Tax and Identifiable Intangible Assets, as well as the related estimated useful lives, are provisional and may be subject to adjustments, which may impact the amounts recorded for assets acquired and liabilities assumed as well as the goodwill.

The amount of revenue and earnings of BDM and ASCO since the acquisition date has been immaterial.

NOTE 3.  SEGMENT INFORMATION

We report our results of operations consistent with the manner in which our Chief Operating Decision Maker reviews the business to assess performance through our reporting segments: U.S. Insurance, International Insurance (“Int’l Insurance”), Global Reinsurance (“GlobalRe”) and Corporate.

We classify our business into three underwriting segments: U.S. Insurance, Int’l Insurance and GlobalRe.  Both the U.S. Insurance and Int’l Insurance reporting segments are each comprised of three operating segments: Marine, P&C and Professional Liability. The underwriting results of the acquired business from BDM and ASCO are included in the Int’l Insurance reporting segment, with no new operating segments resulting from the acquisition.

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

Financial data by segment for the three and six months ended June 30, 2018 and 2017 was as follows:

	Three Months Ended June 30, 2018
	U.S.	Int'l
amounts in thousands	Insurance	Insurance	GlobalRe	Corporate (1)	Total
Net Earned Premiums	$179,746	$92,071	$59,198	$—	$331,015
Net Losses and LAE	(111,885)	(52,304)	(32,144)	—	(196,333)
Commission Expenses	(20,382)	(19,863)	(13,148)	200	(53,193)
Other Operating Expenses	(38,447)	(23,299)	(6,436)	—	(68,182)
Other Underwriting Income (Expense)	71	—	136	(200)	7
Underwriting Profit (Loss)	$9,103	$(3,395)	$7,606	$—	$13,314
Net Investment Income				24,601	24,601
Total Net Realized and Unrealized Gains				3,116	3,116
Interest Expense				(3,864)	(3,864)
Other Income				2,621	2,621
Income (Loss) Before Income Taxes	$9,103	$(3,395)	$7,606	$26,474	$39,788
Income Tax Expense				(7,684)	(7,684)
Net Income					$32,104
Losses and LAE Ratio	62.2%	56.8%	54.3%		59.3%
Commission Expense Ratio	11.3%	21.6%	22.2%		16.1%
Other Operating Expense Ratio (2)	21.4%	25.3%	10.7%		20.6%
Combined Ratio	94.9%	103.7%	87.2%		96.0%

(1) -	Includes Corporate segment intercompany eliminations.
(2) -	Includes Other Operating Expenses and Other Underwriting Income (Expense).

	Three Months Ended June 30, 2017
	U.S.	Int'l
amounts in thousands	Insurance	Insurance	GlobalRe	Corporate (1)	Total
Net Earned Premiums	$167,087	$82,100	$44,648	$—	$293,835
Net Losses and LAE	(105,270)	(44,095)	(27,745)	—	(177,110)
Commission Expenses	(20,460)	(19,001)	(8,970)	258	(48,173)
Other Operating Expenses	(33,140)	(22,506)	(5,120)	—	(60,766)
Other Underwriting Income (Expense)	100	—	169	(258)	11
Underwriting Profit (Loss)	8,317	(3,502)	2,982	$—	7,797
Net Investment Income				22,265	22,265
Total Net Realized and Unrealized Gains				1,694	1,694
Interest Expense				(3,861)	(3,861)
Other Loss				(422)	(422)
Income (Loss) Before Income Taxes	$8,317	$(3,502)	$2,982	$19,676	$27,473
Income Tax Expense				(6,971)	(6,971)
Net Income					$20,502
Losses and LAE Ratio	63.0%	53.7%	62.1%		60.3%
Commission Expense Ratio	12.2%	23.1%	20.1%		16.4%
Other Operating Expense Ratio (2)	19.8%	27.5%	11.1%		20.6%
Combined Ratio	95.0%	104.3%	93.3%		97.3%

(1) -	Includes Corporate segment intercompany eliminations.
(2) -	Includes Other Operating Expenses and Other Underwriting Income (Expense).

	Six Months Ended June 30, 2018
	U.S.	Int'l
amounts in thousands	Insurance	Insurance	GlobalRe	Corporate (1)	Total
Net Earned Premiums	$352,659	$185,281	$115,702	$—	$653,642
Net Losses and LAE	(222,307)	(98,147)	(62,024)	—	(382,478)
Commission Expenses	(41,243)	(39,619)	(26,916)	433	(107,345)
Other Operating Expenses	(75,438)	(43,829)	(11,841)	—	(131,108)
Other Underwriting Income (Expense)	169	—	274	(433)	10
Underwriting Profit	$13,840	$3,686	$15,195	$—	$32,721
Net Investment Income				48,303	48,303
Total Net Realized and Unrealized Gains				1,104	1,104
Interest Expense				(7,728)	(7,728)
Other Income				2,501	2,501
Income Before Income Taxes	$13,840	$3,686	$15,195	$44,179	$76,901
Income Tax Expense				(13,919)	(13,919)
Net Income					$62,982
Losses and LAE Ratio	63.0%	53.0%	53.6%		58.5%
Commission Expense Ratio	11.7%	21.4%	23.3%		16.4%
Other Operating Expense Ratio (2)	21.4%	23.6%	10.0%		20.1%
Combined Ratio	96.1%	98.0%	86.9%		95.0%

(1) -	Includes Corporate segment intercompany eliminations.
(2) -	Includes Other Operating Expenses and Other Underwriting Income (Expense).

	Six Months Ended June 30, 2017
	U.S.	Int'l
amounts in thousands	Insurance	Insurance	GlobalRe	Corporate (1)	Total
Net Earned Premiums	$331,091	$166,186	$82,689	$—	$579,966
Net Losses and LAE	(204,096)	(94,800)	(47,814)	—	(346,710)
Commission Expenses	(40,844)	(38,234)	(17,462)	523	(96,017)
Other Operating Expenses	(66,612)	(42,299)	(10,393)	—	(119,304)
Other Underwriting Income (Expense)	210	—	345	(523)	32
Underwriting Profit (Loss)	$19,749	$(9,147)	$7,365	$—	$17,967
Net Investment Income				43,713	43,713
Total Net Realized and Unrealized Gains				1,650	1,650
Interest Expense				(7,722)	(7,722)
Other Income				625	625
Income (Loss) Before Income Taxes	$19,749	$(9,147)	$7,365	$38,266	$56,233
Income Tax Expense				(14,621)	(14,621)
Net Income					$41,612
Losses and LAE Ratio	61.6%	57.0%	57.8%		59.8%
Commission Expense Ratio	12.3%	23.0%	21.1%		16.6%
Other Operating Expense Ratio (2)	20.1%	25.5%	12.2%		20.5%
Combined Ratio	94.0%	105.5%	91.1%		96.9%

(1) -	Includes Corporate segment intercompany eliminations.
(2) -	Includes Other Operating Expenses and Other Underwriting Income (Expense).

Revenue by operating segment for the three and six months ended June 30, 2018 and 2017 was as follows:

	Three Months Ended June 30, 2018				Three Months Ended June 30, 2017				% Change
amounts in thousands	Gross Written Premiums	Ceded Written Premiums	Net Written Premiums	Net Earned Premiums	Gross Written Premiums	Ceded Written Premiums	Net Written Premiums	Net Earned Premiums	Gross Written Premiums	Ceded Written Premiums	Net Written Premiums	Net Earned Premiums
U.S. Insurance
Marine	$38,830	$(16,918)	$21,912	$21,177	$41,687	$(19,451)	$22,236	$21,812	(6.9%)	(13.0%)	(1.5%)	(2.9%)
P&C	217,984	(54,835)	163,149	132,630	187,492	(51,147)	136,345	121,226	16.3%	7.2%	19.7%	9.4%
Professional Liability	31,664	(4,391)	27,273	25,939	28,007	(3,259)	24,748	24,049	13.1%	34.7%	10.2%	7.9%
Total	$288,478	$(76,144)	$212,334	$179,746	$257,186	$(73,857)	$183,329	$167,087	12.2%	3.1%	15.8%	7.6%

Int'l Insurance
Marine	$40,714	$(11,523)	$29,191	$37,197	$49,597	$(12,536)	$37,061	$39,525	(17.9%)	(8.1%)	(21.2%)	(5.9%)
P&C	46,579	(17,705)	28,874	23,715	46,663	(20,362)	26,301	23,337	(0.2%)	(13.1%)	9.8%	1.6%
Professional Liability	45,230	(10,654)	34,576	31,159	34,933	(10,911)	24,022	19,238	29.5%	(2.4%)	43.9%	62.0%
Total	$132,523	$(39,882)	$92,641	$92,071	$131,193	$(43,809)	$87,384	$82,100	1.0%	(9.0%)	6.0%	12.1%

GlobalRe	$76,235	$(1,918)	$74,317	$59,198	$63,800	$(1,231)	$62,569	$44,648	19.5%	55.8%	18.8%	32.6%

Total	$497,236	$(117,944)	$379,292	$331,015	$452,179	$(118,897)	$333,282	$293,835	10.0%	(0.8%)	13.8%	12.7%

	Six Months Ended June 30, 2018				Six Months Ended June 30, 2017				% Change
amounts in thousands	Gross Written Premiums	Ceded Written Premiums	Net Written Premiums	Net Earned Premiums	Gross Written Premiums	Ceded Written Premiums	Net Written Premiums	Net Earned Premiums	Gross Written Premiums	Ceded Written Premiums	Net Written Premiums	Net Earned Premiums
U.S. Insurance
Marine	$80,554	$(34,398)	$46,156	$42,269	$82,637	$(36,971)	$45,666	$44,506	(2.5%)	(7.0%)	1.1%	(5.0%)
P&C	386,177	(99,747)	286,430	260,220	358,126	(89,345)	268,781	240,349	7.8%	11.6%	6.6%	8.3%
Professional Liability	61,675	(8,580)	53,095	50,170	54,028	(9,028)	45,000	46,236	14.2%	(5.0%)	18.0%	8.5%
Total	$528,406	$(142,725)	$385,681	$352,659	$494,791	$(135,344)	$359,447	$331,091	6.8%	5.5%	7.3%	6.5%

Int'l Insurance
Marine	$97,192	$(19,577)	$77,615	$76,476	$118,430	$(23,462)	$94,968	$77,020	(17.9%)	(16.6%)	(18.3%)	(0.7%)
P&C	80,539	(31,372)	49,167	45,484	87,031	(50,008)	37,023	45,517	(7.5%)	(37.3%)	32.8%	(0.1%)
Professional Liability	82,664	(17,821)	64,843	63,321	67,592	(16,932)	50,660	43,649	22.3%	5.3%	28.0%	45.1%
Total	$260,395	$(68,770)	$191,625	$185,281	$273,053	$(90,402)	$182,651	$166,186	(4.6%)	(23.9%)	4.9%	11.5%

GlobalRe	$203,659	$(8,411)	$195,248	$115,702	$134,640	$(6,293)	$128,347	$82,689	51.3%	33.7%	52.1%	39.9%

Total	$992,460	$(219,906)	$772,554	$653,642	$902,484	$(232,039)	$670,445	$579,966	10.0%	(5.2%)	15.2%	12.7%

NOTE 4.  INVESTMENTS

The following tables set forth our Company’s Available-For-Sale Investments as of June 30, 2018 and December 31, 2017 and include Other-Than-Temporary-Impairment (“OTTI”) securities recognized within Accumulated Other Comprehensive Income (“AOCI”):

	June 30, 2018
		Gross	Gross	Cost or
	Fair	Unrealized	Unrealized	Amortized
amounts in thousands	Value	Gains	(Losses)	Cost
Fixed Maturities:
U.S. Treasury Bonds, Agency Bonds and Foreign Government Bonds	$289,612	$955	$(4,189)	$292,846
States, Municipalities and Political Subdivisions	658,129	10,410	(4,870)	652,589
Mortgage-Backed and Asset-Backed Securities:
Agency Residential Mortgage-Backed Securities	362,870	1,091	(14,497)	376,276
Residential Mortgage Obligations	96,134	464	(431)	96,101
Asset-Backed Securities	476,838	737	(2,749)	478,850
Commercial Mortgage-Backed Securities	168,609	807	(2,817)	170,619
Subtotal	$1,104,451	$3,099	$(20,494)	$1,121,846
Corporate Exposures (1)	909,349	4,303	(19,302)	924,348
Total Fixed Maturities	$2,961,541	$18,767	$(48,855)	$2,991,629
Short-Term Investments	6,368	—	—	6,368
Total Available-For-Sale Investments	$2,967,909	$18,767	$(48,855)	$2,997,997

(1) -	Corporate Exposures consist of investments in corporate bonds, hybrid bonds and redeemable preferred stocks.

	December 31, 2017
		Gross	Gross	Cost or
	Fair	Unrealized	Unrealized	Amortized
amounts in thousands	Value	Gains	(Losses)	Cost
Fixed Maturities:
U.S. Treasury Bonds, Agency Bonds and Foreign Government Bonds	$393,563	$2,081	$(2,014)	$393,496
States, Municipalities and Political Subdivisions	814,632	20,136	(1,423)	795,919
Mortgage-Backed and Asset-Backed Securities:
Agency Residential Mortgage-Backed Securities	407,619	2,352	(5,414)	410,681
Residential Mortgage Obligations	54,104	606	(79)	53,577
Asset-Backed Securities	328,753	2,138	(663)	327,278
Commercial Mortgage-Backed Securities	160,904	2,354	(1,182)	159,732
Subtotal	$951,380	$7,450	$(7,338)	$951,268
Corporate Exposures (1)	897,479	14,491	(3,737)	886,725
Total Fixed Maturities	$3,057,054	$44,158	$(14,512)	$3,027,408
Equity Securities:
Common Stocks	$52,439	$7,423	$(112)	$45,128
Preferred Stocks	183,542	6,071	(1,560)	179,031
Total Equity Securities	$235,981	$13,494	$(1,672)	$224,159
Short-Term Investments	6,480	3	—	6,477
Total Available-For-Sale Investments	$3,299,515	$57,655	$(16,184)	$3,258,044

(1) -	Corporate Exposures consist of investments in corporate bonds, hybrid bonds and redeemable preferred stocks.

The following table sets forth our Company’s Equity Securities at fair value as of June 30, 2018:

	As of June 30, 2018
		Gross	Gross
	Fair	Unrealized	Unrealized	Cost
amounts in thousands	Value	Gains	(Losses)
Equity Securities:
Common Stocks	$145,077	$9,749	$(499)	$135,827
Preferred Stocks	182,389	3,854	(3,135)	181,670
Total Equity Securities	$327,466	$13,603	$(3,634)	$317,497

Our Company made investments in certain companies, which are reported as Other Invested Assets on the Consolidated Balance Sheet and accounted for using the equity method.  In applying the equity method, these investments were initially recorded at cost and subsequently adjusted based on our Company’s proportionate share of the net income or loss of the investments. Our initial purchase price for these investments was $2.0 million with a current carrying value of $1.7 million at June 30, 2018 and  December 31, 2017, as reflected on our Consolidated Balance Sheet.

Other Invested Assets also includes overseas deposits with a fair value of $36.6 million at June 30, 2018 and $28.8 million at December 31, 2017.  The overseas deposits consist of investments in private funds which are managed centrally by The Corporation of Lloyds in support of all Lloyd’s market participants. The funds consist of fixed income securities, bank deposits, and cash invested in local markets which are intended to fulfill regulatory deposit requirements in worldwide jurisdictions. Our Company’s ability to withdraw from the funds is restricted by an annual and quarterly funding and release process managed by Lloyd’s in conjunction with Syndicate 1221’s capital requirements in various jurisdictions.

As of June 30, 2018 and December 31, 2017, our Company did not have a concentration of greater than 5% of invested assets in a single non-government backed issuer.

As of June 30, 2018 and December 31, 2017, Fixed Maturities for which Non-Credit OTTI was previously recognized and included in AOCI were in a Net Unrealized Gain position of $0.4 million and $0.5 million, respectively.

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

The contractual maturity dates for Fixed Maturities categorized by the number of years until maturity as of June 30, 2018 are shown in the following table:

	June 30, 2018
	Fair	Amortized
amounts in thousands	Value	Cost
Due in one year or less	$219,948	$221,066
Due after one year through five years	722,278	732,073
Due after five years through ten years	336,352	338,140
Due after ten years	578,512	578,504
Mortgage-Backed and Asset-Backed Securities	1,104,451	1,121,846
Total	$2,961,541	$2,991,629

Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Prepayment assumptions associated with the Mortgage-Backed and Asset-Backed Securities are reviewed on a periodic basis. When changes in prepayment assumptions are deemed necessary as the result of actual prepayments differing from anticipated prepayments, securities are revalued based upon the new prepayment assumptions utilizing the retrospective accounting method. Due to the periodic repayment of principal, our Mortgage-Backed and Asset-Backed Securities are estimated to have an effective maturity of approximately 5.3 years.

The following tables summarize all Available-For-Sale securities in a gross unrealized loss position as of June 30, 2018 and December 31, 2017, showing the aggregate fair value and gross unrealized loss by the length of time those securities have continuously been in a gross unrealized loss position:

	June 30, 2018
	Less than 12 months		Greater than 12 months		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
amounts in thousands	Value	(Losses)	Value	(Losses)	Value	(Losses)
Fixed Maturities:
U.S. Treasury Bonds, Agency Bonds and Foreign Government Bonds	$220,029	$(3,420)	$39,864	$(769)	$259,893	$(4,189)
States, Municipalities and Political Subdivisions	213,600	(3,184)	42,654	(1,686)	256,254	(4,870)
Mortgage-Backed and Asset-Backed Securities:
Agency Residential Mortgage-Backed Securities	115,138	(3,504)	214,279	(10,993)	329,417	(14,497)
Residential Mortgage Obligations	78,032	(421)	387	(10)	78,419	(431)
Asset-Backed Securities	273,120	(2,413)	23,583	(336)	296,703	(2,749)
Commercial Mortgage-Backed Securities	59,304	(954)	22,124	(1,863)	81,428	(2,817)
Subtotal	$525,594	$(7,292)	$260,373	$(13,202)	$785,967	$(20,494)
Corporate Exposures (1)	643,226	(15,432)	101,454	(3,870)	744,680	(19,302)
Total Fixed Maturities	$1,602,449	$(29,328)	$444,345	$(19,527)	$2,046,794	$(48,855)

(1) -	Corporate Exposures consist of investments in corporate bonds, hybrid bonds and redeemable preferred stocks.

	December 31, 2017
	Less than 12 months		Greater than 12 months		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
amounts in thousands	Value	(Losses)	Value	(Losses)	Value	(Losses)
Fixed Maturities:
U.S. Treasury Bonds, Agency Bonds and Foreign Government Bonds	$273,672	$(1,502)	$54,484	$(512)	$328,156	$(2,014)
States, Municipalities and Political Subdivisions	74,097	(503)	45,085	(920)	119,182	(1,423)
Mortgage-Backed and Asset-Backed Securities:
Agency Residential Mortgage-Backed Securities	87,496	(346)	236,745	(5,068)	324,241	(5,414)
Residential Mortgage Obligations	12,418	(62)	546	(17)	12,964	(79)
Asset-Backed Securities	85,877	(468)	24,733	(195)	110,610	(663)
Commercial Mortgage-Backed Securities	20,482	(95)	22,903	(1,087)	43,385	(1,182)
Subtotal	$206,273	$(971)	$284,927	$(6,367)	$491,200	$(7,338)
Corporate Exposures (1)	295,433	(1,690)	121,410	(2,047)	416,843	(3,737)
Total Fixed Maturities	$849,475	$(4,666)	$505,906	$(9,846)	$1,355,381	$(14,512)
Equity Securities:
Common Stocks	$11,245	$(81)	$1,770	$(31)	$13,015	$(112)
Preferred Stocks	50,861	(1,524)	662	(36)	51,523	(1,560)
Total Equity Securities	$62,106	$(1,605)	$2,432	$(67)	$64,538	$(1,672)
Total Fixed Maturities and Equity Securities	$911,581	$(6,271)	$508,338	$(9,913)	$1,419,919	$(16,184)

(1) -	Corporate Exposures consist of investments in corporate bonds, hybrid bonds and redeemable preferred stocks.

Our Company analyzes impaired securities quarterly to determine if any impairments are other-than-temporary.  The above securities with unrealized losses are deemed to be temporarily impaired based on our evaluation.

As of June 30, 2018, there were 753 Fixed Maturities in an unrealized loss position. As of December 31, 2017, there were 454 Fixed Maturities and 22 Equity Securities in an unrealized loss position. As of June 30, 2018, the gross unrealized loss for the greater than 12 months category consists primarily of Agency Residential Mortgage-Backed Securities and Corporate Exposures principally due to an increase in interest rates and spread widening. The gross unrealized loss for the less than 12 months category for the period ended June 30, 2018 consists primarily of Corporate Exposures due to spread widening.  As of December 31, 2017, the gross unrealized loss for the greater than 12 month category consists primarily of Agency Residential Mortgage-Backed Securities and Corporate Exposures and is mostly due to an increase in interest rates since the time of purchase.  The gross unrealized loss for the less than 12 months category for the period ended December 31, 2017 consists primarily of Corporate Bonds and Preferred Stocks, which are reported in Equity Securities, due to an increase in interest rates since time of purchase, as well as Foreign Government Bonds due to an unfavorable exchange rate movement in our Canadian portfolio.

As of June 30, 2018 and December 31, 2017, the largest unrealized loss by a non-government backed issuer in the investment portfolio was $1.7 million and $0.7 million, respectively.

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

Upon adoption of ASU 2016-01 as of January 1, 2018, changes in the fair value of Equity Securities are recognized through Net Income. Our Company did not have any credit related OTTI losses during the three months ended June 30, 2018 or 2017. Our Company did not have any credit related OTTI losses during the six months ended June 30, 2018. Our Company had two credit related OTTI losses of $1.1 million in the equity portfolio during the six months ended June 30, 2017.

As of June 30, 2018 and 2017, the cumulative amounts related to our Company’s credit loss portion of the OTTI losses on Fixed Maturities was $2.4 million.  There were no changes to the cumulative amounts of our Company’s credit loss portion of OTTI for the three and six months ended June 30, 2018 and 2017.

Our Company’s Net Investment Income was derived from the following sources:

	Three Months Ended June 30,		Six Months Ended June 30,
amounts in thousands	2018	2017	2018	2017
Fixed Maturities	$21,719	$19,186	$42,771	$37,527
Equity Securities	3,161	3,780	6,086	7,564
Short-Term Investments, Cash & Cash Equivalents	415	87	642	170
Other Invested Assets	141	113	327	242
Total Investment Income	$25,436	$23,166	$49,826	$45,503
Investment Expenses	(835)	(901)	(1,523)	(1,790)
Net Investment Income	$24,601	$22,265	$48,303	$43,713

Realized Gains and Losses on Investments Sold, excluding net OTTI losses recognized in earnings, for the periods indicated, were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
amounts in thousands	2018	2017	2018	2017
Fixed Maturities:
Gains	$1,541	$344	$3,347	$812
Losses	(481)	(958)	(756)	(2,214)
Fixed Maturities, Net	$1,060	$(614)	$2,591	$(1,402)

Short-Term Investments, Cash & Cash Equivalents:
Gains	$63	$119	$81	$226
Losses	(21)	(45)	(195)	(125)
Short-Term, Net	$42	$74	$(114)	$101

Other Invested Assets:
Gains	$20	$16	$70	$21
Losses	(45)	(24)	(86)	(135)
Other Invested Assets, Net	$(25)	$(8)	$(16)	$(114)

Equity Securities:
Gains	$754	$2,470	$754	$4,386
Losses	(44)	(228)	(259)	(228)
Equity Securities, Net	$710	$2,242	$495	$4,158
Net Realized Gains on Investments Sold	$1,787	$1,694	$2,956	$2,743

The following table presents the portion of Net Unrealized Gains (Losses) recognized during the three and six months ended June 30, 2018, that relates to Equity Securities held as of June 30, 2018:

	Three Months Ended June 30,	Six Months Ended June 30,
amounts in thousands	2018	2018
Equity Securities:
Total Net Realized and Unrealized Gains (Losses) recognized during the period	$2,039	$(1,357)
Less: Net Realized Gains on Investments Sold recognized during the period	710	495
Net Unrealized Gains (Losses) recognized during the period	$1,329	$(1,852)

NOTE 5.  FAIR VALUE MEASUREMENT

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

The following tables present, for each of the fair value hierarchy levels as defined by the accounting guidance for fair value measurements described above, our Company’s Fixed Maturities and Equity Securities by asset class that are measured at fair value on a recurring basis, as well as the fair value of the 5.75% Senior Notes due October 15, 2023 (the “Senior Notes”) carried at amortized cost as of June 30, 2018 and December 31, 2017:

	June 30, 2018
amounts in thousands	Level 1	Level 2	Level 3	Total
Fixed Maturities:
U.S. Treasury Bonds, Agency Bonds and Foreign Government Bonds	$80,379	$209,233	$—	$289,612
States, Municipalities and Political Subdivisions	—	658,129	—	658,129
Mortgage-Backed and Asset-Backed Securities:
Agency Residential Mortgage-Backed Securities	—	362,870	—	362,870
Residential Mortgage Obligations	—	96,134	—	96,134
Asset-Backed Securities	—	476,838	—	476,838
Commercial Mortgage-Backed Securities	—	168,609	—	168,609
Subtotal	$—	$1,104,451	$—	$1,104,451
Corporate Exposures	—	909,349	—	909,349
Total Fixed Maturities	$80,379	$2,881,162	$—	$2,961,541
Equity Securities:
Common Stocks	$38,441	$106,636	$—	$145,077
Preferred Stocks	—	182,389	—	182,389
Total Equity Securities	$38,441	$289,025	$—	$327,466
Short-Term Investments	—	6,368	—	6,368
Total Assets Measured at Fair Value	$118,820	$3,176,555	$—	$3,295,375
Senior Notes	$—	$273,865	$—	$273,865
Total Liabilities Measured at Fair Value	$—	$273,865	$—	$273,865

	December 31, 2017
amounts in thousands	Level 1	Level 2	Level 3	Total
Fixed Maturities:
U.S. Treasury Bonds, Agency Bonds and Foreign Government Bonds	$178,251	$215,312	$—	$393,563
States, Municipalities and Political Subdivisions	—	814,632	—	814,632
Mortgage-Backed and Asset-Backed Securities:
Agency Residential Mortgage-Backed Securities	—	407,619	—	407,619
Residential Mortgage Obligations	—	54,104	—	54,104
Asset-Backed Securities	—	328,753	—	328,753
Commercial Mortgage-Backed Securities	—	160,904	—	160,904
Subtotal	$—	$951,380	$—	$951,380
Corporate Exposures	—	897,479	—	897,479
Total Fixed Maturities	$178,251	$2,878,803	$—	$3,057,054
Equity Securities:
Common Stocks	$52,439	$—	$—	$52,439
Preferred Stocks	—	183,542	—	183,542
Total Equity Securities	$52,439	$183,542	$—	$235,981
Short-Term Investments	6,480	—	—	6,480
Total Assets Measured at Fair Value	$237,170	$3,062,345	$—	$3,299,515
Senior Notes	$—	$277,951	$—	$277,951
Total Liabilities Measured at Fair Value	$—	$277,951	$—	$277,951

Other Financial assets and liabilities including Cash, Premium Receivable, Reinsurance Recoverable and Reinsurance Balances Payable are carried at cost, which approximates fair value.  Our Company has Overseas deposits in Other Invested Assets of $36.6 million and $28.8 million at June 30, 2018 and December 2017, respectively, which is measured at fair value using the net asset value (“NAV”) as a practical expedient.

Our Company did not have any transfers between Level 1 and Level 2 classifications for the three and six months ended June 30, 2018 and 2017.

As of June 30, 2018, our Company did not have any Level 3 assets.

NOTE 6.  GOODWILL AND INTANGIBLE ASSETS

Goodwill

The following table shows an analysis of goodwill by reporting segment:

	Six Months Ended June 30,
	U.S.	Int'l
amounts in thousands	Insurance	Insurance	Total
Goodwill at Beginning of the Period	$1,978	$2,482	$4,460
Goodwill Acquired	—	11,312	11,312
Foreign Currency Translation Adjustment	—	(27)	(27)
Goodwill at End of the Period	$1,978	$13,767	$15,745

The goodwill acquired primarily relates to expected synergies from combining operations of BDM and ASCO and is not expected to be deductible for tax purposes. The fair values of the assets acquired and liabilities assumed may be subject to adjustments, which may impact the amount recorded for goodwill.

Intangibles

The gross carrying value and weighted average amortization period of intangible assets by type at June 30, 2018 was as follows:

	As of June 30, 2018
	Gross	Weighted Average
amounts in thousands	Carrying Amount	Amortization Period
Finite-Lived Assets
ASCO Customer Relationships	$4,739	15 years
ASCO VOBA	1,694	4 years
BDM Broker Networks	1,002	15 years
BDM Trade Name	493	1 year
Total	$7,928

Indefinite-Lived Assets
ASCO European Licenses	$2,463	indefinite
NUAL Lloyd's Syndicate Capacity	2,136	indefinite
Total	$4,599

The aggregate amortization expense since the acquisition date of BDM and ASCO has been immaterial.

The fair values of the intangible assets acquired may be subject to adjustments, which may impact the amounts recorded.

The estimated remaining amortization expense for the finite-lived intangible assets is as follows:

amounts in thousands	Total
2018	$649
2019	1,053
2020	806
2021	806
2022	594
2023 and thereafter	4,020
Total	$7,928

NOTE 7.  LOSS RESERVES

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

The following table summarizes our Company’s Reserves for Losses and LAE activity for the six months ended June 30, 2018 and 2017:

	For the Six Months Ended June 30,
amounts in thousands	2018	2017
Net Reserves for Losses and LAE at Beginning of Year	$1,705,380	$1,510,451
Acquired Net Reserves	16,159	—
Provision for Losses and LAE for Claims Occurring in the Current Year	379,158	331,595
Increase (Decrease) in Estimated Losses and LAE for Claims Occurring in Prior Years	3,320	15,115
Incurred Losses and LAE	$382,478	$346,710
Losses and LAE Paid for Claims Occurring During:
Current Year	(32,832)	(47,235)
Prior Years	(292,843)	(249,895)
Losses and LAE Payments	$(325,675)	$(297,130)
Foreign Currency Adjustment	(3,310)	3,432
Net Reserves for Losses and LAE at End of Period	1,775,032	1,563,463
Reinsurance Recoverables on Unpaid Losses and LAE	799,084	782,864
Gross Reserves for Losses and LAE at End of Period	$2,574,116	$2,346,327

For the six months ended June 30, 2018, our Incurred Losses and LAE increased $35.8 million as compared to the same period in 2017, primarily due to growth in Net Earned Premium over the prior year.

In addition, we incurred $3.3 million of net prior AY reserve strengthening for the six months ended June 30, 2018 due to net unfavorable non-catastrophe related loss emergence of $11.8 million primarily within our Int’l and U.S. Insurance reporting segments, partially offset by net catastrophe loss releases $8.5 million primarily related to Hurricanes Harvey, Irma and Maria (the “Hurricane events”) and the Puebla, Mexico Earthquake that occurred in the third quarter of 2017. This compared to $15.1 million of net prior AY reserve strengthening for the same period in 2017 related to unfavorable loss emergence within our Int’l Insurance and GlobalRe reporting segments.

For the six months ended June 30, 2018, our Losses and LAE Payments increased $28.5 million as compared to the same period in 2017, primarily due to increased claim payments associated with the catastrophe activity occurring in the third quarter of 2017.

Our June 30, 2018 Net Reserves for Losses and LAE includes estimated amounts for numerous catastrophe events. We caution that the magnitude and complexity of losses arising from these events inherently increases the level of uncertainty and therefore the level of management judgment involved in arriving at our estimated Net Reserves for Losses and LAE. As a result, our actual losses for these events may ultimately differ materially from our current estimates.

NOTE 8. CEDED REINSURANCE

As of June 30, 2018, the credit quality distribution of our Company’s Reinsurance recoverable of $1.1 billion for ceded paid losses, ceded unpaid losses and LAE, and ceded unearned premiums based on insurer financial strength ratings from A.M. Best or S&P was not significantly different from the credit quality distribution as of December 31, 2017.

Our allowance for uncollectible reinsurance was $12.6  million as of June 30, 2018 and December 31, 2017.

As of June 30, 2018, the list of our 10 largest reinsurers measured by the amount of Reinsurance recoverable for ceded losses and LAE and ceded unearned premium, together with the reinsurance recoverable and collateral, was similar to the list as of December 31, 2017.

NOTE 9.  DEBT

During the first quarter of 2018, the Company reclassified certain overseas deposits from Short-Term Investments to Other Invested Assets. Refer to Note 1. Organization & Summary of Significant Accounting Policies. Although the nature of the investments did not change, this reclassification caused the Company to exceed a covenant of our Club Facility that sets a limitation on other investments as a percentage of total investments.  Our Company has received a waiver of compliance with respect to this covenant, which was subsequently amended to increase the percentage of other investments permitted. As of June 30, 2018, our Company was in compliance with all covenants for our Club Facility, Senior Notes, Australian Facility and Bilateral Facility.

NOTE 10.  COMMITMENTS AND CONTINGENCIES

In 2013, the State of Connecticut (“the State”) awarded our Company up to $11.5 million ($8.0 million in loans and $3.5 million in grants) to move our corporate headquarters to Stamford, Connecticut.  The loan is non-interest bearing, has a term of 10 years and is subject to forgiveness based on our compliance with certain conditions set forth in the agreement with the State.  The amount of the loan to be received is dependent on our Company reaching certain milestones for creation of new jobs over a five-year period, and the funds are to be used to offset certain equipment purchases, facility costs, training of employees and other eligible project-related costs.  As of June 30, 2018, our Company has received $11.5 million of the award ($8.0 million in loans and $3.5 million of the grant) and earned a loan forgiveness credit of $7.0 million with the State. Our Company is recognizing the amount of loan and grants received over the period in which offsetting expenses are recognized. Our Company recognized $0.4 million and $0.7 million of the incentive for the three and six months ended June 30, 2018, respectively. As of June 30, 2018 and December 31, 2017, our Company has deferred revenue of $5.3 million and $4.4 million, respectively, which is included in Other Liabilities on the Consolidated Balance Sheets.

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

NOTE 11.  STOCK-BASED COMPENSATION

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

The activity related to our Company's restricted stock unit awards was as follows:

	Six Months Ended June 30, 2018
	Number of Awards	Weighted Average Grant Date Fair Value (1)
Nonvested at the beginning of the period	159,539	$41.60
Granted	21,593	$49.03
Vested (2)	(65,236)	$34.16
Forfeited	(7,000)	$38.00
Nonvested at the end of the period	108,896	$47.76

(1)	Fair value is based on the closing price of our common shares on the NASDAQ on the grant date.
(2)

This amount represents the gross number of shares vested before any share forfeiture to pay required tax withholdings. For the six months ended June 30, 2018 share awards of 25,814 were withheld for tax payments at a weighted average vest date fair value of $55.21.

The activity related to our Company's performance-based equity awards was as follows:

	Six Months Ended June 30, 2018
	Number of Awards	Weighted Average Grant Date Fair Value (1)
Nonvested at the beginning of the period	966,361	$43.39
Granted	247,554	$54.15
Performance Adjustment	(59,833)	$37.25
Vested (2)	(274,299)	$37.25
Forfeited	(16,250)	$43.27
Nonvested at the end of the period	863,533	$48.85

(1)	Fair value is based on the closing price of our common shares on the NASDAQ on the grant date.
(2)

This amount represents the gross number of shares vested before any share forfeiture to pay required tax withholdings. For the six months ended June 30, 2018 share awards of 117,005 were withheld for tax payments at a weighted average vest date fair value of $55.65.

NOTE 12. STOCKHOLDERS’ EQUITY

On May 10, 2018 our Board of Directors declared a cash dividend of $0.07 per share that was paid on June 29, 2018.

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

Underwriting Profit (Loss)

Underwriting Profit (Loss) represents one measure of the pre-tax profitability of our insurance operations and is derived by subtracting the following from Net Earned Premiums: Net Losses and LAE Incurred, Commission Expenses, Other Operating Expenses and Other Underwriting Income (Expense). This information is available in total and by segment in Note 3 – Segment Information in the Interim Consolidated Financial Statements. The nearest comparable GAAP measure is Income Before Income Taxes which, in addition to Net Underwriting Profit (Loss), includes Net Investment Income, Total Net Realized and Unrealized Gains (Losses) recognized in our Consolidated Statements of Income, Interest Expense and Other Income (Loss). While this measure is presented in the footnotes to the Interim Consolidated Financial Statements, it is considered a “non-GAAP financial measure” as defined in Regulation G when presented elsewhere on a consolidated basis.

A reconciliation of total Net Underwriting Profit (Loss) and its components to Income Before Income Taxes (the nearest GAAP financial measure) can be found in Item 1, Note 3 to the Interim Consolidated Financial Statements and in Item 2, Segment Results. We believe that presentation of Net Underwriting Profit (Loss) provides investors with an enhanced understanding of our results of operations, by highlighting the underlying pre-tax profitability of our underwriting activities.

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

On February 7, 2018, certain wholly owned subsidiaries of our Company entered into a Renewal Rights Agreement with Thomas Miller Specialty Underwriting Agency Limited and Thomas Miller & Co Limited (collectively “Thomas Miller”), pursuant to which Thomas Miller agreed to acquire the renewal rights to our Company’s fixed-premium protection and indemnity business. During the first quarter of 2018, our Company recorded a gain from this transaction. Our Company agreed to continue to underwrite such business from February 8, 2018 through an end date of August 31, 2018, which was originally June 30, 2018, while all transitional arrangements are put in place, but will cede 100% of such business through a quota share agreement. After August 31, 2018 this business will renew through Thomas Miller. Our Company will remain responsible for all losses occurring prior to February 8, 2018 on such business, and our Company will continue to participate in the protection and indemnity market primarily through reinsurance of mutual clubs via our Lloyd’s of London (“Lloyd’s”) syndicate, Syndicate 1221.

On June 7, 2018 (the “acquisition date”), the Company acquired 100% ownership interest in Bracht, Deckers & Mackelbert NV, an insurance underwriting agency organized under the laws of Belgium (“BDM”), and Assurances Continentales – Continentale Verzekeringen NV, an insurance company licensed under the laws of Belgium (“ASCO”). The Company also acquired in this transaction a wholly-owned subsidiary of ASCO, Canal Re S.A., a reinsurance company licensed under the laws of the Grand Duchy of Luxembourg (“Canal Re”). The acquisition of all three of these entities will be referred to as (the “Acquisition”). The Acquisition was undertaken as part of the Company’s strategy of expanding to more brokers and insured across Europe and reinforces the Company’s presence in the European Union’s single market. We anticipate that this will enable the Company to better serve its European clients after Brexit, and will also provide opportunity for BDM and ASCO to reach a wider European audience.

Financial Highlights – Selected Indicators

	Three Months Ended		Six Months Ended
amounts in thousands, except per share amounts	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Results of Operations Data:
Net Earned Premiums	$331,015	$293,835	$653,642	$579,966
Net Investment Income	24,601	22,265	48,303	43,713
Underwriting Profit	13,314	7,797	32,721	17,967
Net Income	32,104	20,502	62,982	41,612
Net Income per Diluted Share	$1.07	$0.69	$2.09	$1.39
Net Cash provided by Operating Activities	$46,958	$35,561	$82,721	$72,904

amounts in thousands, except per share amounts	As of June 30, 2018	As of December 31, 2017
Balance Sheet Data:
Total Assets	$5,488,945	$5,224,622
Total Shareholders' Equity	$1,234,084	$1,225,965
Book Value per Share	$41.49	$41.55

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

Results of Operations

The following table presents a summary of our consolidated financial results for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended June 30,		Six Months Ended June 30,		% Change
amounts in thousands, except per share amounts	2018	2017	2018	2017	QTD	YTD
Gross Written Premiums	$497,236	$452,179	$992,460	$902,484	10.0%	10.0%
Ceded Written Premiums	(117,944)	(118,897)	(219,906)	(232,039)	(0.8%)	(5.2%)
Net Written Premiums	379,292	333,282	772,554	670,445	13.8%	15.2%
Net Earned Premiums	331,015	293,835	653,642	579,966	12.7%	12.7%
Net Losses and LAE	(196,333)	(177,110)	(382,478)	(346,710)	10.9%	10.3%
Commission Expenses	(53,193)	(48,173)	(107,345)	(96,017)	10.4%	11.8%
Other Operating Expenses	(68,182)	(60,766)	(131,108)	(119,304)	12.2%	9.9%
Other Underwriting Income	7	11	10	32	(36.4%)	(68.8%)
Underwriting Profit	$13,314	$7,797	$32,721	$17,967	70.8%	82.1%
Net Investment Income	24,601	22,265	48,303	43,713	10.5%	10.5%
Total Net Realized and Unrealized Gains	3,116	1,694	1,104	1,650	84.0%	(33.1%)
Interest Expense	(3,864)	(3,861)	(7,728)	(7,722)	0.1%	0.1%
Other Income (Loss)	2,621	(422)	2,501	625	NM	NM
Income Before Income Taxes	$39,788	$27,473	$76,901	$56,233	44.8%	36.8%
Income Tax Expense	(7,684)	(6,971)	(13,919)	(14,621)	10.2%	(4.8%)
Net Income	$32,104	$20,502	$62,982	$41,612	56.6%	51.4%

Net Income per Basic Share	$1.08	$0.70	$2.12	$1.42
Net Income per Diluted Share	$1.07	$0.69	$2.09	$1.39
Effective Tax Rate	19.3%	25.4%	18.1%	26.0%

Losses and LAE Ratio	59.3%	60.3%	58.5%	59.8%
Commission Expense Ratio	16.1%	16.4%	16.4%	16.6%
Other Operating Expense Ratio (1)	20.6%	20.6%	20.1%	20.5%
Combined Ratio	96.0%	97.3%	95.0%	96.9%

(1) -	Includes Other Operating Expenses and Other Underwriting Income.
NM -	Percentage change not meaningful

The following tables calculate our Net Operating Earnings for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended June 30, 2018			Three Months Ended June 30, 2017			% Change
amounts in thousands, except per share amounts	Pre-Tax	Tax (1)	After-Tax	Pre-Tax	Tax (1)	After-Tax	QTD
Net Income	$39,788	$(7,684)	$32,104	$27,473	$(6,971)	$20,502	56.6%
Adjustments to Net Income:
Total Net Realized and Unrealized Losses	(3,116)	654	(2,462)	(1,694)	593	(1,101)	123.7%
FX Losses (Gains)	(2,586)	543	(2,043)	463	(162)	301	NM
Net Operating Earnings	$34,086	$(6,487)	$27,599	$26,242	$(6,540)	$19,702	40.1%

Average Common Shares Outstanding:
Basic			29,733			29,470
Diluted			30,103			29,918

Net Operating Earnings per Common Share:
Basic			$0.93			$0.67
Diluted			$0.92			$0.66

(1) -	Tax impact is estimated by applying the statutory rates of applicable jurisdictions, after consideration of any other relevant factors.
NM -	Percentage change not meaningful

	Six Months Ended June 30, 2018			Six Months Ended June 30, 2017			% Change
amounts in thousands, except per share amounts	Pre-Tax	Tax (1)	After-Tax	Pre-Tax	Tax (1)	After-Tax	YTD
Net Income	$76,901	$(13,919)	$62,982	$56,233	$(14,621)	$41,612	51.4%
Adjustments to Net Income:
Total Net Realized and Unrealized Losses	(1,104)	232	(872)	(1,650)	578	(1,072)	(18.6%)
FX Losses (Gains)	(1,064)	223	(841)	(660)	231	(429)	96.1%
Net Gain on Disposition of Product Line	(948)	199	(749)	—	—	—	NM
Net Operating Earnings	$73,785	$(13,265)	$60,520	$53,923	$(13,812)	$40,111	50.9%

Average Common Shares Outstanding:
Basic			29,664			29,377
Diluted			30,143			29,897

Net Operating Earnings per Common Share:
Basic			$2.04			$1.37
Diluted			$2.01			$1.34

(1) -	Tax impact is estimated by applying the statutory rates of applicable jurisdictions, after consideration of any other relevant factors.
NM -	Percentage change not meaningful

Underwriting Profit

Quarter to Date Variance

Underwriting Profit was $13.3 million for the three months ended June 30, 2018 increasing $5.5 million from the same period in 2017. This increase was driven by the impact of growth in Net Earned Premiums across all of our reporting segments, as well as a $6.7 million decrease in Net Prior Accident Year Reserve Strengthening for the three months ended June 30, 2018 compared to the same period in 2017. Although Commission Expenses increased for the three months ended June 30, 2018 compared to the same period in 2017, this increase in conjunction with growth in Net Earned Premium caused a lower Commission Expense Ratio resulting in an additional contribution to Underwriting Profit period over period. These increases to Underwriting Profit were partially offset by an increase in Other Operating Expenses primarily due to an increase in employee expenses, professional service fees and information technology costs associated with new business initiatives and expansion of our global platform, as well as the impact of foreign exchange rates. Also partially offsetting the increases to Underwriting Profit was an increase in the Net Current Accident Year Losses and LAE Ratio.

Year to Date Variance

Underwriting Profit was $32.7 million for the six months ended June 30, 2018 increasing $14.8 million from the same period in 2017. This increase was driven by the impact of growth in Net Earned Premiums across all of our reporting segments, as well as an $11.8 million decrease in Net Prior Accident Year Reserve Strengthening for the six months ended June 30, 2018 compared to the same period in 2017. These increases to Underwriting Profit were partially offset by an increase in Other Operating Expenses primarily due to an increase in employee expenses, professional service fees and information technology costs associated with new business initiatives and expansion of our global platform, as well as the impact of foreign exchange rates. Also partially offsetting the increases to Underwriting Profit was an increase in the Net Current Accident Year Losses and LAE Ratio. While Commission Expenses increased for the six months ended June 30, 2018 compared to the same period in 2017, this was in line with Net Earned Premium growth resulting in relatively consistent ratios period over period.

For more detail on Underwriting Profit (Loss), see the U.S. Insurance, Int’l Insurance and GlobalRe reporting segment results sections included herein.

A major component of our Underwriting Profit (Loss) is Net Losses and LAE.  The following table presents the current and prior accident year (“AY”) changes in our Net Losses and LAE Ratio for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended June 30,		Point
	2018	2017	Change
Net Losses and LAE Ratio	59.3%	60.3%	(1.0)
Net Prior AY Reserve (Release)/Strengthening	0.4%	2.7%	(2.3)
Net Current AY Losses and LAE Ratio	58.9%	57.6%	1.3

	Six Months Ended June 30,		Point
	2018	2017	Change
Net Losses and LAE Ratio	58.5%	59.8%	(1.3)
Net Prior AY Reserve (Release)/Strengthening	0.5%	2.6%	(2.1)
Net Current AY Losses and LAE Ratio	58.0%	57.2%	0.8

Quarter to Date Variance

For the three months ended June 30, 2018, our Reported Net Losses and LAE Ratio decreased 1.0 points as compared to the same period in 2017 driven by:

Prior Year Reserve Development

For the three months ended June 30, 2018, our Net Prior AY Losses and LAE Ratio decreased 2.3 points as compared to the same period in 2017 driven by:

•

The three months ended June 30, 2018 recognized $1.4 million of Net Prior AY Reserve Strengthening. This strengthening was attributable to unfavorable non-catastrophe related loss emergence within our Int’l Insurance reporting segment, partially offset by net catastrophe loss releases primarily related to the Hurricane events and the Puebla, Mexico Earthquake that occurred in the third quarter of 2017 within our U.S. and Int’l Insurance reporting segments.

•

The three months ended June 30, 2017 recognized $8.0 million of Net Prior AY Reserve Strengthening. This strengthening was primarily related to attritional loss development in our Int’l Insurance reporting segment and the settlement of a large Accident & Health (“A&H”) claim in our GlobalRe reporting segment.

Changes in the Current Accident Year Loss Ratio

For the three months ended June 30, 2018, our Net Current AY losses and LAE Ratio increased 1.3 points as compared to the same period in 2017 primarily driven by unfavorable performance within our Int’l Insurance reporting segment and changes in mix of business, partially offset by a lower level of catastrophe losses within our GlobalRe reporting segment.

Year to Date Variance

For the six months ended June 30, 2018, our Reported Net Losses and LAE Ratio decreased 1.3 points as compared to the same period in 2017 driven by:

Prior Year Reserve Development

For the six months ended June 30, 2018, our Net Prior AY Losses and LAE Ratio decreased 2.1 points as compared to the same period in 2017 driven by:

•

The six months ended June 30, 2018 recognized $3.3 million of Net Prior AY Reserve Strengthening. This strengthening was attributable to unfavorable non-catastrophe related loss emergence within our U.S. and Int’l Insurance reporting segments, partially offset by net catastrophe loss releases primarily related to the Hurricane events and the Puebla, Mexico Earthquake that occurred in the third quarter of 2017.

•	The six months ended June 30, 2017 recognized $15.1 million of Net Prior AY Reserve Strengthening attributable to the same drivers as the quarter to date variance.

Changes in the Current Accident Year Loss Ratio

For the six months ended June 30, 2018, our Net Current AY losses and LAE Ratio increased 0.8 points as compared to the same period in 2017 attributable to the same drivers as the quarter to date variance.

Net Investment Income

Our Net Investment Income was derived from the following sources:

	Three Months Ended June 30,		Six Months Ended June 30,
amounts in thousands	2018	2017	2018	2017
Fixed Maturities	$21,719	$19,186	$42,771	$37,527
Equity Securities	3,161	3,780	6,086	7,564
Short-Term Investments, Cash & Cash Equivalents	415	87	642	170
Other Invested Assets	141	113	327	242
Total Investment Income	$25,436	$23,166	$49,826	$45,503
Investment Expenses	(835)	(901)	(1,523)	(1,790)
Net Investment Income	$24,601	$22,265	$48,303	$43,713

Quarter and Year to Date Variance

The increase in Net Investment Income for the three and six months ended June 30, 2018 as compared to the same period in the prior year was due to growth of invested assets in the Fixed Maturities portfolio. The annualized pre-tax yield, excluding Total Net Realized and Unrealized Gains and Losses recognized in our Results of Operations, for the three months ended June 30, 2018 and 2017 was 2.8%. The annualized pre-tax yield, excluding Total Net Realized and Unrealized Gains and Losses recognized in our Results of Operations, for the six months ended June 30, 2018 was 2.8%, compared to 2.7% for the same period in 2017.

As part of our overall investment strategy, we seek to build a tax efficient investment portfolio by maintaining an allocation of tax- exempt municipal bonds. The tax-exempt portion of our Fixed Maturities portfolio was 17.6% at June 30, 2018 as compared to 19.5% at June 30, 2017. Additionally, substantially all of our equity portfolio is invested in tax efficient securities which qualify for the dividends received deduction. The tax equivalent yield for the three months ended June 30, 2018 and 2017 was 3.0% and 3.2%, respectively. The tax equivalent yield for the six months ended June 30, 2018 and 2017 was 3.0% and 3.1%, respectively. The decrease in the tax equivalent yield is due to the Tax Cuts and Jobs Act enacted on December 22, 2017 (the “Tax Act”), which resulted in lower tax benefits associated with the tax exempt portions of our investment portfolio.

OTTI Losses Recognized in Earnings

Quarter and Year to Date Variance

Our Company had no credit related OTTI losses during the three months ended June 30, 2018 and 2017. Our Company had no credit related OTTI losses during the six months ended June 30, 2018. Our Company had two credit related OTTI losses of $1.1 million in our equity portfolio during the six months ended June 30, 2017.  Upon the adoption of ASU 2016-01 as of January 1, 2018, changes in the fair value of Equity Securities are now recognized in Net Income.

Net Realized Gains and Losses on Investments Sold

Net Realized Gains and Losses on Investments Sold, excluding OTTI Losses Recognized in Earnings, for the periods indicated were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
amounts in thousands	2018	2017	2018	2017
Fixed Maturities:
Gains	$1,541	$344	$3,347	$812
Losses	(481)	(958)	(756)	(2,214)
Fixed Maturities, Net	$1,060	$(614)	$2,591	$(1,402)

Short-Term Investments, Cash & Cash Equivalents:
Gains	$63	$119	$81	$226
Losses	(21)	(45)	(195)	(125)
Short-Term, Net	$42	$74	$(114)	$101

Other Invested Assets:
Gains	$20	$16	$70	$21
Losses	(45)	(24)	(86)	(135)
Other Invested Assets, Net	$(25)	$(8)	$(16)	$(114)

Equity Securities:
Gains	$754	$2,470	$754	$4,386
Losses	(44)	(228)	(259)	(228)
Equity Securities, Net	$710	$2,242	$495	$4,158
Net Realized Gains on Investments Sold	$1,787	$1,694	$2,956	$2,743

Quarter and Year to Date Variance

Net Realized Gains and Losses are generated as part of the normal ongoing management of our investment portfolio. Net Realized Gains of $1.8 million for the three months ended June 30, 2018 are primarily due to the sale of Municipal Bonds as we re-evaluate this asset class in light of the tax changes enacted as part of the Tax Act in 2017.  To a lesser extent, realized gains are driven by sales of Preferred Stocks within our Equity portfolio. Net Realized Gains of $3.0 million for the six months ended June 30, 2018 are primarily due to the sale of Municipal Bond and Corporate Exposures. Net Realized Gains of $1.7 million and $2.7 million for the three and six months ended June 30, 2017, respectively, are primarily due to the sale of Common Equity Securities, partially offset by foreign currency losses on our Canadian denominated Foreign Government Bonds

Net Unrealized Gains and Losses on Investments at Fair Value through Net Income

Quarter and Year to Date Variance

For the three and six months ended June 30, 2018, our Company had $1.3 million of net unrealized gains and $1.9 million of net unrealized losses, respectively, on our Equity Securities, which were recognized in Net Income pursuant to ASU 2016-01, which we adopted effective January 1, 2018.

Interest Expense

Quarter and Year to Date Variance

Interest Expense was $3.9 million and $7.7 million for the three and six months ended June 30, 2018, respectively, relating to our $265.0 million principal amount of the Senior Notes.  The effective interest rate related to the Senior Notes, based on the proceeds net of discount and all issuance costs, is approximately 5.86%.

Other Income (Loss)

Quarter to Date Variance

Other Income (Loss) for the three months ended June 30, 2018 was $2.6 million compared to $(0.4) million for the same period in 2017. The Other Income for the three months ended June 30, 2018 was attributable to net realized and unrealized foreign exchange gains driven by the re-measurement of net insurance related liabilities impacted by the strengthening of the U.S. Dollar against the Great British pound, Euro and Canadian Dollar.

Year to Date Variance

Other Income for the six months ended June 30, 2018 was $2.5 million compared to $0.6 million for the same period in 2017. The Other Income for the six months ended June 30, 2018 was attributable to revenue from the sale of renewal rights for our Company’s fixed-premium protection and indemnity business during the first quarter as well as net realized and unrealized foreign exchange gains driven by the re-measurement of net insurance related liabilities impacted by the strengthening of the U.S. Dollar against the Great British pound, Euro and Canadian Dollar.

Income Taxes

Quarter and Year to Date Variance

We recorded an Effective Tax Rate of 19.3% and 18.1% for the three and six months ended June 30, 2018, respectively, compared to 25.4% and 26.0% for the same periods in 2017. The decrease of 6.1 points and 7.9 points for the three and six months ended June 30, 2018, respectively, is mostly driven by the benefit of the lowered statutory tax rate from 35% in 2017 to 21% in 2018 under the Tax Act. The income tax provision has been computed based on our estimated interim annual Effective Tax Rate incorporating discrete items. Our Effective Tax Rate for the quarter and year-to-date differs from the federal tax rate of 21% primarily due to tax-exempt investment income, the dividends received deduction, and an excess tax benefit related to the vesting of stock compensation at fair market value.

Segment Results

The following tables summarize our Consolidated Financial Results by reporting segment for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended June 30, 2018
	U.S.	Int'l
amounts in thousands	Insurance	Insurance	GlobalRe	Corporate (1)	Total
Net Earned Premiums	$179,746	$92,071	$59,198	$—	$331,015
Net Losses and LAE	(111,885)	(52,304)	(32,144)	—	(196,333)
Commission Expenses	(20,382)	(19,863)	(13,148)	200	(53,193)
Other Operating Expenses	(38,447)	(23,299)	(6,436)	—	(68,182)
Other Underwriting Income (Expense)	71	—	136	(200)	7
Underwriting Profit (Loss)	$9,103	$(3,395)	$7,606	$—	$13,314
Net Investment Income				24,601	24,601
Total Net Realized and Unrealized Gains				3,116	3,116
Interest Expense				(3,864)	(3,864)
Other Income				2,621	2,621
Income (Loss) Before Income Taxes	$9,103	$(3,395)	$7,606	$26,474	$39,788
Income Tax Expense				(7,684)	(7,684)
Net Income					$32,104
Losses and LAE Ratio	62.2%	56.8%	54.3%		59.3%
Commission Expense Ratio	11.3%	21.6%	22.2%		16.1%
Other Operating Expense Ratio (2)	21.4%	25.3%	10.7%		20.6%
Combined Ratio	94.9%	103.7%	87.2%		96.0%

(1) -	Includes Corporate segment intercompany eliminations.
(2) -	Includes Other Operating Expenses and Other Underwriting Income (Expense).

	Three Months Ended June 30, 2017
	U.S.	Int'l
amounts in thousands	Insurance	Insurance	GlobalRe	Corporate (1)	Total
Net Earned Premiums	$167,087	$82,100	$44,648	$—	$293,835
Net Losses and LAE	(105,270)	(44,095)	(27,745)	—	(177,110)
Commission Expenses	(20,460)	(19,001)	(8,970)	258	(48,173)
Other Operating Expenses	(33,140)	(22,506)	(5,120)	—	(60,766)
Other Underwriting Income (Expense)	100	—	169	(258)	11
Underwriting Profit (Loss)	8,317	(3,502)	2,982	$—	7,797
Net Investment Income				22,265	22,265
Total Net Realized and Unrealized Gains				1,694	1,694
Interest Expense				(3,861)	(3,861)
Other Loss				(422)	(422)
Income (Loss) Before Income Taxes	$8,317	$(3,502)	$2,982	$19,676	$27,473
Income Tax Expense				(6,971)	(6,971)
Net Income					$20,502
Losses and LAE Ratio	63.0%	53.7%	62.1%		60.3%
Commission Expense Ratio	12.2%	23.1%	20.1%		16.4%
Other Operating Expense Ratio (2)	19.8%	27.5%	11.1%		20.6%
Combined Ratio	95.0%	104.3%	93.3%		97.3%

(1) -	Includes Corporate segment intercompany eliminations.
(2) -	Includes Other Operating Expenses and Other Underwriting Income (Expense).

	Six Months Ended June 30, 2018
	U.S.	Int'l
amounts in thousands	Insurance	Insurance	GlobalRe	Corporate (1)	Total
Net Earned Premiums	$352,659	$185,281	$115,702	$—	$653,642
Net Losses and LAE	(222,307)	(98,147)	(62,024)	—	(382,478)
Commission Expenses	(41,243)	(39,619)	(26,916)	433	(107,345)
Other Operating Expenses	(75,438)	(43,829)	(11,841)	—	(131,108)
Other Underwriting Income (Expense)	169	—	274	(433)	10
Underwriting Profit	$13,840	$3,686	$15,195	$—	$32,721
Net Investment Income				48,303	48,303
Total Net Realized and Unrealized Gains				1,104	1,104
Interest Expense				(7,728)	(7,728)
Other Income				2,501	2,501
Income Before Income Taxes	$13,840	$3,686	$15,195	$44,179	$76,901
Income Tax Expense				(13,919)	(13,919)
Net Income					$62,982
Losses and LAE Ratio	63.0%	53.0%	53.6%		58.5%
Commission Expense Ratio	11.7%	21.4%	23.3%		16.4%
Other Operating Expense Ratio (2)	21.4%	23.6%	10.0%		20.1%
Combined Ratio	96.1%	98.0%	86.9%		95.0%

(1) -	Includes Corporate segment intercompany eliminations.
(2) -	Includes Other Operating Expenses and Other Underwriting Income (Expense).

	Six Months Ended June 30, 2017
	U.S.	Int'l
amounts in thousands	Insurance	Insurance	GlobalRe	Corporate (1)	Total
Net Earned Premiums	$331,091	$166,186	$82,689	$—	$579,966
Net Losses and LAE	(204,096)	(94,800)	(47,814)	—	(346,710)
Commission Expenses	(40,844)	(38,234)	(17,462)	523	(96,017)
Other Operating Expenses	(66,612)	(42,299)	(10,393)	—	(119,304)
Other Underwriting Income (Expense)	210	—	345	(523)	32
Underwriting Profit (Loss)	$19,749	$(9,147)	$7,365	$—	$17,967
Net Investment Income				43,713	43,713
Total Net Realized and Unrealized Gains				1,650	1,650
Interest Expense				(7,722)	(7,722)
Other Income				625	625

Income (Loss) Before Income Taxes	$19,749	$(9,147)	$7,365	$38,266	$56,233
Income Tax Expense				(14,621)	(14,621)
Net Income					$41,612

Losses and LAE Ratio	61.6%	57.0%	57.8%		59.8%
Commission Expense Ratio	12.3%	23.0%	21.1%		16.6%
Other Operating Expense Ratio (2)	20.1%	25.5%	12.2%		20.5%
Combined Ratio	94.0%	105.5%	91.1%		96.9%

(1) -	Includes Corporate segment intercompany eliminations.
(2) -	Includes Other Operating Expenses and Other Underwriting Income (Expense).

U.S. Insurance

The following tables summarize our Underwriting Profit (Loss) by operating segment for our U.S. Insurance reporting segment for the three and six months ended June 30, 2018 and 2017:

	U.S. Insurance
	Three Months Ended June 30, 2018
amounts in thousands	Marine	P&C	Professional Liability	Total	% Change Total
Gross Written Premiums	$38,830	$217,984	$31,664	$288,478	12.2%
Ceded Written Premiums	(16,918)	(54,835)	(4,391)	(76,144)	3.1%
Net Written Premiums	21,912	163,149	27,273	212,334	15.8%

Net Earned Premiums	$21,177	$132,630	$25,939	$179,746	7.6%
Net Losses and LAE	(9,517)	(86,192)	(16,176)	(111,885)	6.3%
Commission Expenses	(780)	(15,089)	(4,513)	(20,382)	(0.4%)
Other Operating Expenses	(6,934)	(26,231)	(5,282)	(38,447)	16.0%
Other Underwriting Income	53	13	5	71	(29.0%)

Underwriting Profit (Loss)	$3,999	$5,131	$(27)	$9,103	9.5%

Losses and LAE Ratio	44.9%	65.0%	62.4%	62.2%
Commission Expense Ratio	3.7%	11.4%	17.4%	11.3%
Other Operating Expense Ratio (1)	32.5%	19.7%	20.3%	21.4%
Combined Ratio	81.1%	96.1%	100.1%	94.9%

(1) -	Includes Other Operating Expenses and Other Underwriting Income (Expense).

	U.S. Insurance
	Three Months Ended June 30, 2017
amounts in thousands	Marine	P&C	Professional Liability	Total
Gross Written Premiums	$41,687	$187,492	$28,007	$257,186
Ceded Written Premiums	(19,451)	(51,147)	(3,259)	(73,857)
Net Written Premiums	22,236	136,345	24,748	183,329

Net Earned Premiums	$21,812	$121,226	$24,049	$167,087
Net Losses and LAE	(12,767)	(77,858)	(14,645)	(105,270)
Commission Expenses	(1,575)	(15,232)	(3,653)	(20,460)
Other Operating Expenses	(6,798)	(21,645)	(4,697)	(33,140)
Other Underwriting Income	82	9	9	100

Underwriting Profit	$754	$6,500	$1,063	$8,317

Losses and LAE Ratio	58.5%	64.2%	60.9%	63.0%
Commission Expense Ratio	7.2%	12.6%	15.2%	12.2%
Other Operating Expense Ratio (1)	30.8%	17.8%	19.5%	19.8%
Combined Ratio	96.5%	94.6%	95.6%	95.0%

(1) -	Includes Other Operating Expenses and Other Underwriting Income (Expense).
	U.S. Insurance
	Six Months Ended June 30, 2018
amounts in thousands	Marine	P&C	Professional Liability	Total	% Change Total
Gross Written Premiums	$80,554	$386,177	$61,675	$528,406	6.8%
Ceded Written Premiums	(34,398)	(99,747)	(8,580)	(142,725)	5.5%
Net Written Premiums	46,156	286,430	53,095	385,681	7.3%

Net Earned Premiums	$42,269	$260,220	$50,170	$352,659	6.5%
Net Losses and LAE	(25,269)	(167,110)	(29,928)	(222,307)	8.9%
Commission Expenses	(2,188)	(30,256)	(8,799)	(41,243)	1.0%
Other Operating Expenses	(13,209)	(51,855)	(10,374)	(75,438)	13.3%
Other Underwriting Income	130	28	11	169	(19.5%)

Underwriting Profit	$1,733	$11,027	$1,080	$13,840	(29.9%)

Losses and LAE Ratio	59.8%	64.2%	59.7%	63.0%
Commission Expense Ratio	5.2%	11.6%	17.5%	11.7%
Other Operating Expense Ratio (1)	30.9%	20.0%	20.6%	21.4%
Combined Ratio	95.9%	95.8%	97.8%	96.1%

(1) -	Includes Other Operating Expenses and Other Underwriting Income (Expense).

	U.S. Insurance
	Six Months Ended June 30, 2017
amounts in thousands	Marine	P&C	Professional Liability	Total
Gross Written Premiums	$82,637	$358,126	$54,028	$494,791
Ceded Written Premiums	(36,971)	(89,345)	(9,028)	(135,344)
Net Written Premiums	45,666	268,781	45,000	359,447

Net Earned Premiums	$44,506	$240,349	$46,236	$331,091
Net Losses and LAE	(26,542)	(149,607)	(27,947)	(204,096)
Commission Expenses	(3,047)	(30,598)	(7,199)	(40,844)
Other Operating Expenses	(13,619)	(43,459)	(9,534)	(66,612)
Other Underwriting Income	165	27	18	210

Underwriting Profit	$1,463	$16,712	$1,574	$19,749

Losses and LAE Ratio	59.6%	62.2%	60.4%	61.6%
Commission Expense Ratio	6.8%	12.7%	15.6%	12.3%
Other Operating Expense Ratio (1)	30.3%	18.1%	20.6%	20.1%
Combined Ratio	96.7%	93.0%	96.6%	94.0%

(1) -	Includes Other Operating Expenses and Other Underwriting Income (Expense).

Gross Written Premiums

Quarter to Date Variance

Gross Written Premiums increased $31.3 million for the three months ended June 30, 2018 as compared to the same period in 2017, driven by a $30.5 million and $3.7 million increase in our P&C and Professional Liability operating segments, respectively, partially offset by a decrease in our Marine operating segment of $2.9 million.

The decrease in our Marine operating segment was driven by a decrease in our Craft product due to nonrenewal of an underperforming program, offset by an increase in our Inland Marine product due to new business and an increased level of renewals.

The increase in our P&C operating segment was mainly driven by increases in our Excess Casualty, Auto and Other P&C divisions. The increase in our Excess Casualty division was mostly driven by an increased level of renewals, new business, and improved rates. New business production drove increases in our Property product within our Other P&C division as well as our Auto division

The increase in our Professional Liability operating segment was primarily due to increased rates, new business and an increased level of renewals.

Average renewal premium rates for our U.S. Insurance reporting segment for the three months ended June 30, 2018 increased 3.4% compared to the same period in 2017, driven by increases of 4.5%, 1.3% and 0.2% within our P&C, Professional Liability and Marine operating segments, respectively.

Year to Date Variance

Gross Written Premiums increased $33.6 million for the six months ended June 30, 2018 as compared to the same period in 2017, driven by a $28.1 million and $7.6 million increase in our P&C and Professional Liability operating segments, respectively, partially offset by a decrease in our Marine operating segment of $2.1 million.

The decrease in our Marine operating segment was driven by a decrease in our Craft product due to nonrenewal of an underperforming program. This decrease was partially offset by an increase in our Marine Liability product due to the timing of renewals and rate improvement as well as an increase in our Inland Marine product driven by new business and an increased level of renewals.

The increase in our P&C operating segment was driven by increases in our Other P&C, Auto, Excess Casualty, and Environmental divisions, partially offset by a decrease in our Primary Casualty division. New business production and increased renewal rates drove increases in our Property product within our Other P&C division as well as our Auto division. The increase in our Excess Casualty division was attributable to new business and improved rates on renewals for our Commercial Retail Excess Casualty product, partially offset by a decrease in premium for our Specialty Wholesale Excess Casualty product due to two large non-recurring construction projects coverage accounts written in the first quarter of 2017. The increase in our Environmental division was attributable to an increased level of renewals including the renewal of multi-year contracts not available for renewal in the prior year. The decrease in our Primary Casualty division was related to the nonrenewal of underperforming accounts.

The increase in our Professional Liability operating segment was attributable to the same drivers as the quarter to date variance.

Average renewal premium rates for our U.S. Insurance reporting segment for the six months ended June 30, 2018 increased 3.1% compared to the same period in 2017, driven by increases of 3.8%, 1.7% and 1.5% within our P&C, Professional Liability and Marine operating segments, respectively.

Ceded Written Premiums

Quarter to Date Variances

Ceded Written Premiums were $76.1 million, resulting in a retention ratio of 73.6% of Net Written Premiums to Gross Written Premiums, for the three months ended June 30, 2018 compared to $73.9 million, resulting in a retention ratio of 71.3%, for the same period in 2017. The increase in the retention ratio was driven by our Marine and P&C operating segments, partially offset by a decrease in the retention ratio for our Professional Liability operating segment.

The increase in our Marine operating segment’s retention ratio was primarily driven by a reduction in proportional reinsurance in our Craft product related to business that was not renewed which had proportional cessions, partially offset by an increase in quota share cessions on our Fishing Vessels product in 2018.

The increase in our P&C operating segment’s retention ratio was primarily the result of additional reinsurance on our Property product impacting the second quarter of 2017.

The decrease in our Professional Liability operating segment’s retention ratio for the three months ended June 30, 2018 was primarily the result of an excess of loss increased ceded premium estimate on our E&O division in the second quarter of 2017. This decrease was partially offset by a reduction in proportional reinsurance coverage that supports our D&O division.

Year to Date Variances

Ceded Written Premiums were $142.7 million, resulting in a retention ratio of 73.0%, for the six months ended June 30, 2018 compared to $135.3 million, resulting in a retention ratio of 72.6%, for the same period in 2017. The increase in the retention ratio was driven by our Marine and Professional Liability operating segments, partially offset by a decrease in the retention ratio for our P&C operating segment.

The increase in our Marine operating segment’s retention ratio was attributable to the same drivers as the quarter to date variance.

The decrease in our P&C operating segment’s retention ratio was primarily the result of changes in the mix of business within this operating segment.

The increase in our Professional Liability operating segment’s retention ratio was primarily attributable to a reduction in proportional reinsurance coverage that supports our D&O division.

Net Earned Premiums

Quarter and Year to Date Variances

Net Earned Premiums increased $12.7 million and $21.6 million for the three and six months ended June 30, 2018, respectively, as compared to the same periods in 2017 driven by growth in our P&C operating segment and recent reductions in the level of proportional reinsurance within our Professional Liability operating segment. These increases in Net Earned Premiums were partially offset by a reduction in the amount of premiums written in our Marine operating segment as well as the impact of increased proportional reinsurance on our Property product within the P&C operating segment.

Net Losses and LAE

The Net Losses and LAE reserves as of June 30, 2018 and December 31, 2017 were as follows:

	U.S. Insurance
	As of June 30, 2018				As of December 31, 2017
amounts in thousands	Marine	P&C	Professional Liability	Total	Marine	P&C	Professional Liability	Total	Total % Change
Case Reserves	$51,576	$197,765	$34,839	$284,180	$58,301	$192,291	$26,774	$277,366	2.5%
IBNR Reserves	50,637	740,654	87,603	878,894	45,393	700,264	86,649	832,306	5.6%
Total	$102,213	$938,419	$122,442	$1,163,074	$103,694	$892,555	$113,423	$1,109,672	4.8%

The following tables present the current and prior accident year changes in our Net Losses and LAE Ratio for the three and six months ended June 30, 2018 and 2017:

	U.S. Insurance
	Three Months Ended June 30, 2018				Three Months Ended June 30, 2017
			Professional				Professional		Point
	Marine	P&C	Liability	Total	Marine	P&C	Liability	Total	Change
Net Losses and LAE Ratio	44.9%	65.0%	62.4%	62.2%	58.5%	64.2%	60.9%	63.0%	(0.8)
Net Prior AY Reserve (Release)/Strengthening	(16.0%)	(0.2%)	5.5%	(1.2%)	1.4%	0.0%	0.0%	0.2%	(1.4)
Net Current AY Losses and LAE Ratio	60.9%	65.2%	56.9%	63.4%	57.1%	64.2%	60.9%	62.8%	0.6

	U.S. Insurance
	Six Months Ended June 30, 2018				Six Months Ended June 30, 2017
			Professional				Professional		Point
	Marine	P&C	Liability	Total	Marine	P&C	Liability	Total	Change
Net Losses and LAE Ratio	59.8%	64.2%	59.7%	63.0%	59.6%	62.2%	60.4%	61.6%	1.4
Net Prior AY Reserve (Release)/Strengthening	(0.2%)	0.5%	2.8%	0.7%	2.0%	(0.5%)	0.0%	(0.1%)	0.8
Net Current AY Losses and LAE Ratio	60.0%	63.7%	56.9%	62.3%	57.6%	62.7%	60.4%	61.7%	0.6

Quarter to Date Variance

For the three months ended June 30, 2018, our Net Losses and LAE Ratio decreased 0.8 points as compared to the same period in 2017 driven by:

Prior Year Reserve Development

For the three months ended June 30, 2018, our Net Prior AY Losses and LAE Ratio decreased 1.4 points as compared to the same period in 2017 primarily driven by:

•

Our Marine operating segment recognized $3.4 million of Net Prior AY Reserve Releases attributable to $1.4 million of catastrophe loss release related to the Hurricane events that occurred in the third quarter of 2017 and $2.0 million of loss releases due to better than expected loss emergence in our Marine Liability and Hull products. This compares to $0.3 million of Net Prior AY Reserve Strengthening for the same period in 2017.

The above decrease in our Net Prior AY Loss and LAE Ratio was partially offset by:

•	Our Professional Liability operating segment recognized $1.4 million of Net Prior AY Reserve Strengthening related to worse than expected loss emergence within our E&O and D&O divisions.

Changes in the Current Accident Year Loss Ratio

For the three months ended June 30, 2018, our Net Current AY Losses and LAE Ratio increased 0.6 points as compared to the same period in 2017, primarily driven by increases in our P&C and Marine operating segments due to unfavorable performance within certain key products, partially offset by changes in product mix and favorable performance within our Professional Liability operating segment.

Year to Date Variance

For the six months ended June 30, 2018, our Net Losses and LAE Ratio increased 1.4 points as compared to the same period in 2017 driven by:

Prior Year Reserve Development

For the six months ended June 30, 2018, our Net Prior AY Losses and LAE Ratio increased 0.8 points as compared to the same period in 2017 primarily driven by:

•

Our P&C operating segment recognized $1.3 million of Net Prior AY Reserve Strengthening related to $2.4 million of adverse development primarily due to worse than expected loss emergence within our Property and Other P&C products, partially offset by $1.1 million of catastrophe loss release related to the Hurricane events that occurred in the third quarter of 2017 mainly within our Property product. This compares to $1.1 million of Net Prior AY Reserve Releases for the same period in 2017 due to favorable loss emergence within our Environmental and Excess Casualty divisions.

•	Our Professional Liability operating segment recognized $1.4 million of Net Prior AY Reserve Strengthening related to the same drivers as the quarter to date.

The above increases in our Net Prior AY Loss and LAE Ratio were partially offset by:

•

Our Marine operating segment recognized $0.1 million of Net Prior AY Reserve Releases primarily due to catastrophe loss release related to the Hurricane events that occurred in the third quarter of 2017 and better than expected loss emergence in our Marine Liability and Hull products, offset by worse than expected loss emergence on our Craft and Fishing Vessel product lines. This compares to $0.9 million of Net Prior AY reserve strengthening for the six months ended June 30, 2017 due to large loss activity.

Changes in the Current Accident Year Loss Ratio

For the six months ended June 30, 2018, our Net Current AY Losses and LAE Ratio increased 0.6 points as compared to the same period in 2017, attributable to the same drivers as the quarter to date variance.

Commission Expenses

Quarter and Year to Date Variances

Our Commission Expense Ratio for the three and six months ended June 30, 2018 decreased 0.9 points and 0.6 points as compared to the same periods in 2017, mostly driven by our Marine and P&C operating segments, partially offset by an increase in our Professional Liability operating segment.

Our Marine operating segment’s Commission Expense Ratio decreased due to lower gross commission rates on certain product lines, changes in the mix of business, and greater ceded profit commission income.

Our P&C operating segment’s Commission Expense Ratio decreased primarily due changes in the mix of business with an increase in Property business which generates greater ceding commission income related to a large proportional reinsurance program.

Our Professional Liability operating segment’s Commission Expense Ratio increased due to the reduction in proportional reinsurance and the related ceding commission benefits primarily within our D&O division.

Other Operating Expenses

Quarter and Year to Date Variances

Other Operating Expenses for the three and six months ended June 30, 2018 increased $5.3 million and $8.8 million, respectively, as compared to the same periods in 2017, primarily due to an increase in costs associated with new business initiatives including applicable support and information technology expenses as well as higher professional service fees.

Int’l Insurance

The following tables summarize our Underwriting Profit (Loss) by operating segment for our Int’l Insurance reporting segment for the three and six months ended June 30, 2018 and 2017:

	Int'l Insurance
	Three Months Ended June 30, 2018
amounts in thousands	Marine	P&C	Professional Liability	Total	% Change Total
Gross Written Premiums	$40,714	$46,579	$45,230	$132,523	1.0%
Ceded Written Premiums	(11,523)	(17,705)	(10,654)	(39,882)	(9.0%)
Net Written Premiums	29,191	28,874	34,576	92,641	6.0%

Net Earned Premiums	$37,197	$23,715	$31,159	$92,071	12.1%
Net Losses and LAE	(29,287)	(6,294)	(16,723)	(52,304)	18.6%
Commission Expenses	(8,945)	(2,984)	(7,935)	(19,863)	4.5%
Other Operating Expenses	(7,931)	(8,703)	(6,664)	(23,299)	3.5%

Underwriting Profit (Loss)	$(8,966)	$5,734	$(163)	$(3,395)	(3.0%)

Losses and LAE Ratio	78.7%	26.5%	53.7%	56.8%
Commission Expense Ratio	24.0%	12.6%	25.5%	21.6%
Other Operating Expense Ratio	21.4%	36.7%	21.3%	25.3%
Combined Ratio	124.1%	75.8%	100.5%	103.7%

	Int'l Insurance
	Three Months Ended June 30, 2017
amounts in thousands	Marine	P&C	Professional Liability	Total
Gross Written Premiums	$49,597	$46,663	$34,933	$131,193
Ceded Written Premiums	(12,536)	(20,362)	(10,911)	(43,809)
Net Written Premiums	37,061	26,301	24,022	87,384

Net Earned Premiums	$39,525	$23,337	$19,238	$82,100
Net Losses and LAE	(23,848)	(8,867)	(11,380)	(44,095)
Commission Expenses	(9,517)	(4,577)	(4,907)	(19,001)
Other Operating Expenses	(9,226)	(7,946)	(5,334)	(22,506)

Underwriting Profit (Loss)	$(3,066)	$1,947	$(2,383)	$(3,502)

Losses and LAE Ratio	60.3%	38.0%	59.2%	53.7%
Commission Expense Ratio	24.1%	19.6%	25.5%	23.1%
Other Operating Expense Ratio	23.4%	34.1%	27.7%	27.5%
Combined Ratio	107.8%	91.7%	112.4%	104.3%

	Int'l Insurance
	Six Months Ended June 30, 2018
amounts in thousands	Marine	P&C	Professional Liability	Total	% Change Total
Gross Written Premiums	$97,192	$80,539	$82,664	$260,395	(4.6%)
Ceded Written Premiums	(19,577)	(31,372)	(17,821)	(68,770)	(23.9%)
Net Written Premiums	77,615	49,167	64,843	191,625	4.9%

Net Earned Premiums	$76,476	$45,484	$63,321	$185,281	11.5%
Net Losses and LAE	(49,733)	(15,517)	(32,897)	(98,147)	3.5%
Commission Expenses	(18,675)	(5,549)	(15,396)	(39,619)	3.6%
Other Operating Expenses	(14,741)	(16,382)	(12,705)	(43,829)	3.6%

Underwriting Profit (Loss)	$(6,673)	$8,036	$2,323	$3,686	NM

Losses and LAE Ratio	65.0%	34.1%	52.0%	53.0%
Commission Expense Ratio	24.4%	12.2%	24.3%	21.4%
Other Operating Expense Ratio (1)	19.3%	36.0%	20.0%	23.6%
Combined Ratio	108.7%	82.3%	96.3%	98.0%

NM –	Percentage change not meaningful

	Int'l Insurance
	Six Months Ended June 30, 2017
amounts in thousands	Marine	P&C	Professional Liability	Total
Gross Written Premiums	$118,430	$87,031	$67,592	$273,053
Ceded Written Premiums	(23,462)	(50,008)	(16,932)	(90,402)
Net Written Premiums	94,968	37,023	50,660	182,651

Net Earned Premiums	$77,020	$45,517	$43,649	$166,186
Net Losses and LAE	(44,449)	(24,736)	(25,615)	(94,800)
Commission Expenses	(19,058)	(8,319)	(10,857)	(38,234)
Other Operating Expenses	(17,666)	(14,369)	(10,264)	(42,299)

Underwriting Loss	$(4,153)	$(1,907)	$(3,087)	$(9,147)

Losses and LAE Ratio	57.7%	54.3%	58.7%	57.0%
Commission Expense Ratio	24.7%	18.3%	24.9%	23.0%
Other Operating Expense Ratio (1)	23.0%	31.6%	23.5%	25.5%
Combined Ratio	105.4%	104.2%	107.1%	105.5%

Gross Written Premiums

Quarter to Date Variance

Gross Written Premiums increased $1.3 million for the three months ended June 30, 2018 compared to the same period in 2017, driven by an increase in our Professional Liability operating segment of $10.3 million, partially offset by decreases in our Marine operating segment of $8.9 million.

The decrease in our Marine operating segment was driven by decreases in our Hull, Transport, Marine Liability, Cargo, and Specie products. The decrease in our Hull product was primarily related to the timing of certain construction driven contracts and non-renewals. The decrease in our Transport and Marine Liability products was primarily driven by declined renewals of several large binding authorities. The decrease in our Cargo product was related to remedial actions on certain accounts. The decrease in our Specie product was related to timing and non-renewals.

Gross Written Premiums remained relatively consistent in our P&C operating segment as declines in our Property division were offset by increases in our General Liability, Energy & Engineering and Political Violence & Terrorism divisions driven by new business production. The decrease in our Property division was related to strategic actions taken to exit our International and North American Property businesses in 2017.

The increase in our Professional Liability operating segment was primarily driven by rate improvement and growth in new business across all divisions within this operating segment.

Average renewal premium rates for our Int’l Insurance reporting segment for the three months ended June 30, 2018 increased 2.7% compared to the same period in 2017, driven by increases of 5.0%, 2.0% and 0.8% in our P&C, Professional Liability and Marine operating segments, respectively.

Year to Date Variance

Gross Written Premiums decreased $12.7 million for the six months ended June 30, 2018 compared to the same period in 2017, driven by decreases in our Marine and P&C operating segments of $21.2 million and $6.5 million, respectively, partially offset by an increase in our Professional Liability operating segment of $15.1 million.

The decrease in our Marine operating segment was due to decreases in our Transport, Protection & Indemnity, Marine Liability, and Hull products. The decreases in our Transport, Marine Liability, and Hull products were attributable to the same drivers as the quarter to date variances. The decrease in our Protection & Indemnity product was driven by timing of renewals and policy cancellations associated with decision to sell the renewal rights to our fixed-premium protection and indemnity business.

The decrease in our P&C operating segment was attributable to the same drivers as the quarter to date variance.

The increase in our Professional Liability operating segment was attributable to the same drivers as the quarter to date variance.

Average renewal premium rates for our Int’l Insurance reporting segment for the six months ended June 30, 2018 increased 2.9% compared to the same period in 2017, driven by increases of 4.6%, 2.4% and 1.4% in our P&C, Marine and Professional Liability operating segments, respectively.

Ceded Written Premiums

Quarter and Year to Date Variance

Ceded Written Premiums were $39.9 million, resulting in a retention ratio of 69.9% of Net Written Premiums to Gross Written Premiums, and $68.8 million, resulting in a retention ratio of 73.6%, for the three and six months ended June 30, 2018, respectively. This compares to $43.8 million, resulting in a retention ratio of 66.6%, and $90.4 million, resulting in a retention ratio of 66.9%, for the three and six months ended June 30, 2017, respectively. The increase in the retention ratio was driven by our P&C and Professional Liability operating segments. The P&C operating segment’s increase was driven by 2017 strategic actions to exit our Property division, thereby ceding 100% of our North American business, which is now in the latter stages of run-off, as well as an increase in our Energy & Engineering division’s retention ratio due to a reduction in quota share reinsurance during the second quarter of 2018. The increase in our Professional Liability operating segment’s retention ratio was attributable to lower facultative and excess of loss reinsurance costs. These increases to the retention ratio were partially offset by a decrease in the retention ratio of our Marine operating segment largely driven by our renewal rights agreement with Thomas Miller Specialty in 2018 that included a 100% cession of our fixed-premium protection and indemnity business.

Net Earned Premiums

Quarter and Year to Date Variances

Net Earned Premiums increased $10.0 million and $19.1 million for the three and six months ended June 30, 2018, as compared to the same periods in 2017 driven by growth in our Professional Liability operating segment across all divisions, partially offset by the strategic actions to exit our Property division and decreased production in our Marine operating segment including the impact of our renewal rights agreement with Thomas Miller Specialty.

Net Losses and LAE

The Net Losses and LAE Reserves as of June 30, 2018 and December 31, 2017 were as follows:

	Int'l Insurance
	As of June 30, 2018				As of December 31, 2017
amounts in thousands	Marine	P&C	Professional Liability	Total	Marine	P&C	Professional Liability	Total	Total % Change
Case Reserves	$172,149	$75,011	$39,551	$286,711	$181,369	$66,412	$31,463	$279,244	2.7%
IBNR Reserves	36,540	24,928	101,453	162,921	39,949	37,067	87,211	164,227	(0.8%)
Total	$208,689	$99,939	$141,004	$449,632	$221,318	$103,479	$118,674	$443,471	1.4%

The following tables present the current and prior accident year changes in our Net Losses and LAE Ratio for the three and six months ended June 30, 2018 and 2017:

	Int'l Insurance
	Three Months Ended June 30, 2018				Three Months Ended June 30, 2017
			Professional				Professional		Point
	Marine	P&C	Liability	Total	Marine	P&C	Liability	Total	Change
Net Losses and LAE Ratio	78.7%	26.5%	53.7%	56.8%	60.3%	38.0%	59.2%	53.7%	3.1
Net Prior AY Reserve (Release)/Strengthening	20.6%	(18.3%)	0.0%	3.6%	8.7%	(5.6%)	13.5%	5.8%	(2.2)
Net Current AY Losses and LAE Ratio	58.1%	44.8%	53.7%	53.2%	51.6%	43.6%	45.7%	47.9%	5.3

	Int'l Insurance
	Six Months Ended June 30, 2018				Six Months Ended June 30, 2017
			Professional				Professional		Point
	Marine	P&C	Liability	Total	Marine	P&C	Liability	Total	Change
Net Losses and LAE Ratio	65.0%	34.1%	52.0%	53.0%	57.7%	54.3%	58.7%	57.0%	(4.0)
Net Prior AY Reserve (Release)/Strengthening	9.1%	(11.5%)	(1.4%)	0.5%	4.1%	7.7%	10.8%	6.8%	(6.3)
Net Current AY Losses and LAE Ratio	55.9%	45.6%	53.4%	52.5%	53.6%	46.6%	47.9%	50.2%	2.3

Quarter to Date Variance

For the three months ended June 30, 2018, our Reported Net Losses and LAE Ratio increased 3.1 points as compared to the same period in 2017 driven by:

Prior Year Reserve Development

For the three months ended June 30, 2018, our Net Prior AY Losses and LAE Ratio decreased 2.2 points as compared to the same period in 2017 primarily driven by:

•

Our P&C operating segment for the three months ended June 30, 2018 recognized $4.3 million of Net Prior AY Reserve Releases related to $2.9 million of catastrophe loss release primarily related to the Hurricane events and the Puebla, Mexico Earthquake that occurred in the third quarter of 2017 and $1.4 million of net non-catastrophe related loss release with better than expected loss emergence in our Property and Political Violence & Terrorism divisions partially offset by worse than expected loss emergence within our Offshore Energy division. This compares to $1.3 million of Net Prior AY Reserve Releases for the same period in 2017 related to better than expected loss emergence in our Offshore Energy division, partially offset by worse than expected loss emergence within our Property division.

•

Our Professional Liability operating segment for the three months ended June 30, 2018 did not recognize any Net Prior AY Reserve Development. This compares to $2.6 million of Net Prior AY Reserve Strengthening for the same period in 2017 primarily due to worse than expected loss emergence in our D&O and E&O divisions.

The above decreases in our Net Prior AY Loss and LAE Ratio were partially offset by:

•

Our Marine operating segment for the three months ended June 30, 2018 recognized $7.7 million of Net Prior AY Reserve Strengthening including $8.0 million of reserve strengthening within the Cargo and Transport products due to worse than expected loss emergence, partially offset by $0.3 million of catastrophe loss release primarily related to the Hurricane events that occurred in the third quarter of 2017. This compares to $3.5 million of Net Prior AY Reserve Strengthening for the same period in 2017 due to worse than expected loss emergence primarily related to our Specie product.

Changes in the Current Accident Year Loss Ratio

For the three months ended June 30, 2018, our Net Current AY Losses and LAE Ratio increased 5.3 points as compared to the same period in 2017, primarily driven by unfavorable performance within certain key products within the Marine and Professional Liability operating segments, as well as increases in all three operating segments due to changes in the mix of business.

Year to Date Variance

For the six months ended June 30, 2018, our Reported Net Losses and LAE Ratio decreased 4.0 points as compared to the same period in 2017 driven by:

Prior Year Reserve Development

For the six months ended June 30, 2018, our Net Prior AY Losses and LAE Ratio decreased 6.3 points as compared to the same period in 2017 primarily driven by:

•

Our P&C operating segment for the six months ended June 30, 2018 recognized $5.2 million of Net Prior AY Reserve Releases related to $5.8 million of catastrophe loss release primarily related to the Hurricane events and the Puebla, Mexico Earthquake that occurred in the third quarter of 2017, partially offset by $0.6 million of net non-catastrophe related reserve strengthening with unfavorable loss emergence on the runoff of our Property division’s business and worse than expected loss emergence within our Offshore Energy division partially offset by better than expected loss emergence in our Political Violence & Terrorism division. This compares to $3.5 million of Net Prior AY Reserve Strengthening for the same period in 2017 due to worse than expected loss emergence within our Property division primarily resulting from late reported claims, partially offset by better than expected loss emergence on our Offshore Energy business.

•

Our Professional Liability operating segment for the six months ended June 30, 2018 recognized $0.9 million of Net Prior AY Reserve Releases related to better than expected loss emergence within our E&O division. This compares to $4.7 million of Net Prior AY Reserve Strengthening for the same period in 2017 primarily due to worse than expected loss emergence on our D&O and E&O business.

The above decreases in our Net Prior AY Loss and LAE Ratio were partially offset by:

•

Our Marine operating segment for the six months ended June 30, 2018 recognized $7.0 million of Net Prior AY Reserve Strengthening, including $9.2 million of reserve strengthening primarily within the Cargo and Transport products due to worse than expected loss emergence, partially offset by $2.2 million of catastrophe loss release primarily related to the Hurricane events that occurred in the third quarter of 2017. This compares to $3.1 million of Net Prior AY Reserve Strengthening for the same period in 2017 due to worse than expected loss emergence primarily related to our Specie product.

Changes in the Current Accident Year Loss Ratio

For the six months ended June 30, 2018, our Net Current AY Losses and LAE Ratio increased 2.3 points as compared to the same period in 2017 attributable to the same drivers as the quarter to date variance.

Commission Expenses

Quarter and Year to Date Variances

Our Commission Expense Ratio for the three and six months ended June 30, 2018 decreased 1.5 points and 1.6 points, respectively, as compared to the same periods in 2017, driven by our P&C operating segment, reflecting reduced acquisition costs within our Energy & Engineering division due to a favorable adjustment to a prior underwriting year gross commission estimate and reductions in profit commission expense, as compared to the prior periods.

Other Operating Expenses

Quarter and Year to Date Variances

Other Operating Expenses for the three and six months ended June 30, 2018 increased $0.8 million and $1.5 million, respectively, as compared to the same periods in 2017 primarily due to increased professional fees, including expenses relating to the acquisition of BDM and ASCO, and the impact of foreign exchange rates. An increase in Net Earned Premiums resulted in the Other Operating Expense Ratio decreasing by 2.2 points and 1.9 points for the three and six months ended June 30, 2018, respectively, as compared to the same periods in 2017.

GlobalRe

The following tables summarize our Underwriting Profit for our GlobalRe reporting segment for the three and six months ended June 30, 2018 and 2017:

	GlobalRe
	Three Months Ended June 30,
amounts in thousands	2018	2017	% Change
Gross Written Premiums	$76,235	$63,800	19.5%
Ceded Written Premiums	(1,918)	(1,231)	55.8%
Net Written Premiums	74,317	62,569	18.8%

Net Earned Premiums	$59,198	$44,648	32.6%
Net Losses and LAE	(32,144)	(27,745)	15.9%
Commission Expenses	(13,148)	(8,970)	46.6%
Other Operating Expenses	(6,436)	(5,120)	25.7%
Other Underwriting Income	136	169	(19.5%)

Underwriting Profit	$7,606	$2,982	NM

Losses and LAE Ratio	54.3%	62.1%
Commission Expense Ratio	22.2%	20.1%
Other Operating Expense Ratio (1)	10.7%	11.1%
Combined Ratio	87.2%	93.3%

(1) -	Includes Other Operating Expenses and Other Underwriting Income.
NM -	Percentage change not meaningful

	GlobalRe
	Six Months Ended June 30,
amounts in thousands	2018	2017	% Change
Gross Written Premiums	$203,659	$134,640	51.3%
Ceded Written Premiums	(8,411)	(6,293)	33.7%
Net Written Premiums	195,248	128,347	52.1%

Net Earned Premiums	$115,702	$82,689	39.9%
Net Losses and LAE	(62,024)	(47,814)	29.7%
Commission Expenses	(26,916)	(17,462)	54.1%
Other Operating Expenses	(11,841)	(10,393)	13.9%
Other Underwriting Income	274	345	(20.6%)

Underwriting Profit	$15,195	$7,365	106.3%

Losses and LAE Ratio	53.6%	57.8%
Commission Expense Ratio	23.3%	21.1%
Other Operating Expense Ratio (1)	10.0%	12.2%
Combined Ratio	86.9%	91.1%

(1) -	Includes Other Operating Expenses and Other Underwriting Income.

Gross Written Premiums

Quarter To Date Variance

Gross Written Premiums increased $12.4 million for the three months ended June 30, 2018, compared to the same period in 2017, primarily due to increases in our P&C, Agriculture, Specialty Casualty, and Surety products, driven by new business and increased renewals, partially offset by a decrease in our Accident & Health product. In addition to new business and increased renewals, our P&C and Agriculture products were also impacted by increased premium estimates and the timing of renewals, and the increases in our Specialty Casualty and Surety products were partially offset by a decrease in premium estimates on prior year contracts. The decrease in our Accident & Health product was driven by renewal timing and decreased premium estimates, partially offset by an increase in renewal business.

Year To Date Variance

Gross Written Premiums increased $69.0 million for the six months ended June 30, 2018, compared to the same period in 2017, primarily due to increases in our Accident & Health, P&C, Specialty Casualty, and Surety products. Our Accident & Health product increased by $41.7 million, primarily driven by new business and increased renewals. The increase for our P&C product was attributable to the same drivers as the quarter to date variance. The increase in our Specialty Casualty product was due to timing largely related to inception date changes on two contracts, new business, and increased renewals. The increase in our Surety product was driven by increased lines, underlying program growth on renewals, and increased premium estimates primarily on prior year contracts.

Ceded Written Premiums

Quarter To Date Variances

Ceded Written Premiums were $1.9 million, resulting in a retention ratio of 97.5% of Net Written Premiums to Gross Written Premiums, for the three months ended June 30, 2018 compared to $1.2 million, resulting in a retention ratio of 98.1%, for the same period in 2017. The decrease in the retention ratio was primarily driven by additional ceded coverage purchased on our P&C products during the quarter and an increase in ceded RRPs relating to our P&C products.

Year To Date Variances

Ceded Written Premiums were $8.4 million, resulting in a retention ratio of 95.9%, for the six months ended June 30, 2018 compared to $6.3 million, resulting in a retention ratio of 95.3%, for the same period in 2017. The increase in the retention ratio was primarily driven by changes in the mix of business with proportionately more Accident & Health premium, which had 100% retention, partially offset by additional ceded coverage purchased on our P&C products during the quarter and an increase in ceded RRPs relating to our P&C products.

Net Earned Premiums

Quarter and Year To Date Variances

Net Earned Premiums for the three and six months ended June 30, 2018 increased $14.6 million and $33.0 million, respectively, as compared to the same periods in 2017, primarily due to growth in our Accident & Health, P&C, and Specialty Casualty products.

Net Losses and LAE

The Net Losses and LAE Reserves as of June 30, 2018 and December 31, 2017 were as follows:

	GlobalRe
	As of
	June 30,	December 31,
amounts in thousands	2018	2017	% Change
Case Reserves	$58,300	$58,962	(1.1%)
IBNR Reserves	104,026	93,275	11.5%
Total	$162,326	$152,237	6.6%

The following tables present the current and prior accident year changes in our Net Losses and LAE Ratio for the three and six months ended June 30, 2018 and 2017:

	GlobalRe
	Three Months Ended June 30,		Point
	2018	2017	Change
Net Losses and LAE Ratio	54.3%	62.1%	(7.8)
Net Prior AY Reserve (Release)/Strengthening	0.4%	6.7%	(6.3)
Net Current AY Losses and LAE Ratio	53.9%	55.4%	(1.5)

	GlobalRe
	Six Months Ended June 30,		Point
	2018	2017	Change
Net Losses and LAE Ratio	53.6%	57.8%	(4.2)
Net Prior AY Reserve (Release)/Strengthening	(0.1%)	4.8%	(4.9)
Net Current AY Losses and LAE Ratio	53.7%	53.0%	0.7

Quarter To Date Variance

For the three months ended June 30, 2018, our Reported Net Losses and LAE Ratio decreased 7.8 points as compared to the same period in 2017 driven by:

Prior Year Reserve Development

For the three months ended June 30, 2018, our Net Prior AY Losses and LAE Ratio decreased 6.3 points as compared to the same period in 2017 primarily driven by:

•

Our GlobalRe operating segment for the three months ended June 30, 2018 recognized $0.2 million of Net Prior AY Reserve Strengthening, including $0.9 million of catastrophe loss strengthening, partially offset by $0.7 million of reserve release on our Accident & Health product. This compares to $3.0 million of Net Prior AY Reserve Strengthening for the same period in 2017 mostly related to the settlement of a large Accident & Health claim.

Changes in the Current Accident Year Loss Ratio

For the three months ended June 30, 2018, our Net Current AY Losses and LAE Ratio decreased 1.5 points as compared to the same period in 2017, primarily driven by catastrophe losses attributable to weather-related events during the three months ended June 30, 2017, partially offset by changes in the mix of business with an increase in Net Earned Premiums related to our Accident & Health and Specialty Casualty products, which carries a higher loss ratio.

Year To Date Variance

For the six months ended June 30, 2018, our Reported Net Losses and LAE Ratio decreased 4.2 points as compared to the same period in 2017 driven by:

Prior Year Reserve Development

For the six months ended June 30, 2018, our Net Prior AY Losses and LAE Ratio decreased 4.9 points as compared to the same period in 2017 primarily driven by:

•

Our GlobalRe operating segment for the six months ended June 30, 2018 recognized $0.1 million of Net Prior AY Reserve Release. This release was primarily related to net favorable loss emergence in our Accident & Health, Marine, and Surety products, partially offset by net catastrophe loss strengthening in our P&C product. This compares to $3.9 million of Net Prior AY Reserve Strengthening for the same period in 2017 mostly related to the settlement of a large Accident & Health claim.

Changes in the Current Accident Year Loss Ratio

For the six months ended June 30, 2018, our Net Current AY Losses and LAE Ratio increased 0.7 points as compared to the same period in 2017, primarily driven by changes in the mix of business with an increase in Net Earned Premiums related to our Accident & Health and Specialty Casualty products, which carries a higher loss ratio, partially offset by catastrophe losses attributable to weather-related events during the six months ended June 30, 2017.

Commission Expenses

Quarter and Year To Date Variances

Our Commission Expense Ratio for the three and six months ended June 30, 2018 increased 2.1 points and 2.2 points, respectively, as compared to the same periods in 2017, primarily due to changes in the mix of business with more proportional Accident & Health and Specialty Casualty premium earned with higher Commission Expense Ratios as well as a greater profit commission expense over prior year.

Other Operating Expenses

Quarter and Year To Date Variances

Other Operating Expenses for the three and six months ended June 30, 2018 increased $1.3 million and $1.4 million, respectively, as compared to the same periods in 2017, primarily due to costs associated with new business initiatives including increased employee expenses and premium taxes on our Latin America business. An increase in Net Earned Premiums resulted in the Other Operating Expense Ratio decreasing by 0.4 points and 2.2 points for the three and six months ended June 30, 2018, respectively, as compared to the same periods in 2017.

Capital Resources and Liquidity

Capital Resources

Our capital resources consist of funds deployed or available to be deployed to support our business operations.  As of June 30, 2018 and December 31, 2017, our capital resources were as follows:

	As of
amounts in thousands	June 30, 2018	December 31, 2017
Senior Notes	$263,967	$263,885
Stockholders' Equity	1,234,084	1,225,965
Total Capitalization	$1,498,051	$1,489,850

Ratio of Debt to Total Capitalization	17.6%	17.7%

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

We primarily rely upon dividends from our subsidiaries to meet our Parent Company’s obligations, which mostly consist of semi-annual (April and October) interest payments of $7.6 million on the Senior Notes. In the second quarter of 2018 NIC paid a dividend of $41.0 million to our Parent Company, related to the funding of the acquisition of BDM and ASCO. As described in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2017, we continue to believe that the dividend capacity of our subsidiaries will provide our Parent Company with sufficient liquidity for the foreseeable future.

Senior Notes and Credit Facility

As of June 30, 2018, letters of credit with an aggregate face amount of 24.0 million Australian Dollars were outstanding under the credit facility with Barclays Bank PLC that we entered into on November 4, 2016 and amended on October 30, 2017 (the “Australian Facility”).

As of June 30, 2018, letters of credit with an aggregate face amount of $140.0 million and £60.0 million were outstanding under the credit facility with ING Bank N.V., London Branch, individually and as administrative agent for a syndicate of lenders, that we entered into on November 7, 2016 (the “Club Facility”), and we had an aggregate of $1.2 million of cash collateral posted.

As of June 30, 2018, letters of credit with an aggregate face amount of $25.0 million were outstanding under the credit facility with ING Bank N.V., London Branch, that we entered into on November 20, 2015 and amended on November 7, 2016 (the “Bilateral Facility”).

During the first quarter of 2018, the Company reclassified certain overseas deposits from Short-Term Investments to Other Invested Assets. Refer to Note 1. Organization & Summary of Significant Accounting Policies in the Notes to Interim Consolidated Financial Statements. Although the nature of the investments did not change, this reclassification caused the Company to exceed a covenant of our Club Facility that sets a limitation on other investments as a percentage of total investments.  Our Company received a waiver of compliance with respect to this covenant, which was subsequently amended to increase the percentage of other investments permitted. As of June 30, 2018, our Company was in compliance with all covenants for our Club Facility, Senior Notes, Australian Facility and Bilateral Facility.

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

Net Cash Provided by Operating Activities was $82.7 million for the six months ended June 30, 2018 compared to $72.9 million for the same period in 2017. Operating cash flow increased from the prior year due to additional premium collections resulting from the growth of our business, higher investment income collected as a result of the growth in assets under management, and lower operating expense payments resulting from smaller incentive compensation payments in 2018 as compared with 2017. The growth in operating cash flows was partially offset by increased claim payments in 2018, as compared with 2017, associated with the catastrophe loss activity occurring in the third quarter of 2017.

Net Cash Used in Investing Activities was $8.2 million for the six months ended June 30, 2018 compared to $77.9 million for the same period in 2017. The decrease in cash used in investing activities is due in part to a temporary increase in cash equivalents at June 30, 2018 as we await investment opportunities and hold cash equivalents for unsettled trades at the end of the quarter. Additionally, investing cash flows for the six months ended June 30, 2018 were impacted by cash acquired resulting from the Acquisition as discussed in Note 2. Business Combinations. The cash inflow from the sale of Fixed Maturities to fund the Acquisition was offset by the cash outflow to purchase the subsidiaries.

Net Cash Used in Financing Activities was $11.0 million for the six months ended June 30, 2018 compared to $15.1 million for the same period in 2017. The decrease in cash used in financing activities is primarily related to reduced tax withholding payments on vested stock compensation in 2018 as compared with 2017.

Investments

Our investment portfolio is invested primarily in publicly traded, investment grade, fixed income securities with an average credit quality of “AA-/Aa3” as rated by S&P or Moody’s.  As of June 30, 2018, our portfolio had a duration of 3.5 years.  Management periodically projects cash flow of the investment portfolio and other sources in order to maintain the appropriate levels of liquidity in an effort to ensure our ability to satisfy claims.

As of June 30, 2018 and December 31, 2017, all Fixed Maturities Securities were classified as Available-For-Sale. Upon adoption of the FASB’s ASU 2016-01 as of January 1, 2018, our Equity Securities have been measured at fair value with changes in fair value recognized through Net Income. Prior to the adoption of ASU 2016-01, our Equity Securities were classified as Available-For-Sale with change in fair value recognized through Accumulated Other Comprehensive Income.

The portfolio is externally managed by independent, professional investment managers and is broadly diversified across geographies, sectors, and issuers. The primary objectives are to maximize total investment return in the context of preserving and enhancing stockholder value and the statutory surplus of our regulated insurance companies.  As part of our overall investment strategy, we seek to build a tax efficient investment portfolio by maintaining an allocation to tax-exempt municipal bonds. The tax-exempt portion of our Fixed Maturities portfolio at June 30, 2018 was 17.6% compared to 22.4% at December 31, 2017.  Additionally, substantially all of our equity portfolio is invested in tax efficient securities which qualify for the dividends received deduction.  The investments are subject to the oversight of the respective insurance companies’ Boards of Directors and the Finance Committee of our Parent Company’s Board of Directors.

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

The following table summarizes the composition of our investments at fair value:

	Fair Value as of
amounts in thousands	June 30, 2018	December 31, 2017	% Change
Fixed Maturities:
U.S. Treasury Bonds, Agency Bonds and Foreign Government Bonds	$289,612	$393,563	(26.4%)
States, Municipalities and Political Subdivisions	658,129	814,632	(19.2%)
Mortgage-Backed and Asset-Backed Securities:
Agency Residential Mortgage-Backed Securities	362,870	407,619	(11.0%)
Residential Mortgage Obligations	96,134	54,104	77.7%
Asset-Backed Securities	476,838	328,753	45.0%
Commercial Mortgage-Backed Securities	168,609	160,904	4.8%
Subtotal	$1,104,451	$951,380	16.1%
Corporate Exposures	909,349	897,479	1.3%
Total Fixed Maturities	$2,961,541	$3,057,054	(3.1%)
Equity Securities:
Common Stocks	$145,077	$52,439	176.7%
Preferred Stocks	182,389	183,542	(0.6%)
Total Equity Securities	$327,466	$235,981	38.8%
Short-Term Investments	6,368	6,480	(1.7%)
Total Investments	$3,295,375	$3,299,515	(0.1%)

Fixed Maturities decreased from December 31, 2017 due to an increase in interest rates and spread widening which impacted our longer dated municipal securities as well as certain corporate exposures.  To a lesser extent, proceeds from the sale of Treasury bonds were used to fund the Acquisition as well as reinvested into equity mutual funds tracking broad market indices.  The increase in common stocks is due to the equity portfolio of ASCO and Canal Re, which was acquired as part of the purchase of these entities, as well as the purchase of passively managed equity mutual funds.  Furthermore, certain short dated municipal securities were sold due to technical market factors with proceeds reinvested in cash equivalents.

The following table sets forth the amount of our Fixed Maturities as of June 30, 2018 by S&P credit rating or, if an S&P rating is not available, the equivalent Moody’s rating. The total rating is the weighted average quality rating for the Fixed Maturities portfolio as a whole.

		As of June 30, 2018
amounts in thousands	Rating	Fair Value	Amortized Cost
Rating Description:
Extremely Strong	AAA	$483,681	$487,539
Very Strong	AA	1,254,293	1,267,675
Strong	A	728,837	736,095
Adequate	BBB	382,526	385,675
Speculative	BB & Below	111,295	113,876
Not Rated	NR	909	769
Total	AA-	$2,961,541	$2,991,629

The following table sets forth the composition of the non-government guaranteed Fixed Maturities categorized by asset class and generally equivalent S&P and Moody’s ratings (not all securities in our portfolio are rated by both S&P and Moody’s) as of June 30, 2018:

	As of June 30, 2018
amounts in thousands	AAA	AA	A	BBB	BB and below	Not Rated	Fair Value	Amortized Cost
Municipal Bonds	$68,017	$420,846	$153,199	$16,067	$—	$—	$658,129	$652,589
Agency Residential Mortgage-Backed	—	362,870	—	—	—	—	362,870	376,276
Residential Mortgage-Backed	46,178	5,536	308	40,237	2,966	909	96,134	96,101
Asset-Backed	170,883	191,400	87,051	27,504	—	-	476,838	478,850
Commercial Mortgage-Backed	101,897	39,567	27,145	—	—	—	168,609	170,619
Corporate Exposures	7,371	60,627	434,303	298,719	108,329	—	909,349	924,348
Total	$394,346	$1,080,846	$702,006	$382,527	$111,295	$909	$2,671,929	$2,698,783

The following table sets forth our U.S. Treasury Bonds, Agency Bonds and Foreign Government Bonds, as well as our State, Municipality and Political Subdivision bond holdings by type:

	As of June 30, 2018
amounts in thousands	Fair Value	Amortized Cost
U.S. Treasury Bonds, Agency Bonds and Foreign Government Bonds:
U.S. Treasury Bonds	$80,379	$80,508
Agency Bonds	80,760	81,456
Foreign Government Bonds	128,473	130,882
Total U.S. Treasury Bonds, Agency Bonds and Foreign Government Bonds	$289,612	$292,846

States, Municipalities and Political Subdivisions:
General Obligation	$132,045	$130,924
Prerefunded	52,872	51,374
Revenue	339,229	334,567
Taxable	133,983	135,724
Total States, Municipalities and Political Subdivisions	$658,129	$652,589

As of June 30, 2018, we own $27.0 million of municipal securities, which are credit enhanced by various financial guarantors that have an average underlying credit rating of A+.

The following table sets forth our Agency Residential Mortgage-Backed Securities (“ARMBS”) issued by the Government National Mortgage Association (“GNMA”), Federal National Mortgage Association (“FNMA”) and Federal Home Loan Mortgage Corporation (“FHLMC”) and the quality category (Prime, Alternative A-paper (“Alt-A”), and Other Non-Agency) for Residential Mortgage-Backed Securities (“RMBS”) as of June 30, 2018:

	As of June 30, 2018
amounts in thousands	Fair Value	Amortized Cost
ARMBS:
GNMA	$38,295	$38,982
FNMA	227,034	236,343
FHLMC	97,541	100,951
Total Agency Residential Mortgage-Backed Securities	$362,870	$376,276

RMBS:
Prime	$49,184	$48,945
Alt-A	772	697
Other Non-Agency	46,178	46,459
Total Residential Mortgage-Backed Securities	$96,134	$96,101

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

Prime collateral consists of mortgages or other collateral from the most creditworthy borrowers. Alt-A collateral consists of mortgages or other collateral from borrowers, which have a risk potential greater than Prime but less than subprime. The subprime collateral consists of mortgages or other collateral from borrowers with low credit ratings. We have no exposure to subprime RMBS at June 30, 2018. Prime, subprime and Alt-A categories are as defined by S&P.

Details of the collateral of our Asset-Backed Securities portfolio as of June 30, 2018 are presented below:

	As of June 30, 2018
amounts in thousands	Fair Value	Amortized Cost
Auto Loans	$41,668	$42,126
Single Family Rentals	83,782	84,294
Consumer Loans	54,248	54,757
Credit Cards	23,113	23,238
Collateralized Loan Obligations	184,727	184,928
Time Share	28,028	28,531
Miscellaneous	61,272	60,976
Total Asset-Backed Securities	$476,838	$478,850

Details of our Corporate Exposures portfolio as of June 30, 2018 are presented below:

	As of June 30, 2018
amounts in thousands	Fair Value	Amortized Cost
Corporate Exposures:
Corporate Bonds	$718,523	$728,955
Hybrid Bonds	155,824	160,857
Redeemable Preferred Stocks	35,002	34,536
Total Corporate Exposures	$909,349	$924,348

As of June 30, 2018, the fair value of securities issued in foreign countries was $324.7 million, with an amortized cost of $330.6 million, representing 10.0% of our total Fixed Maturities and Equity Securities. Our largest exposure is Canada with a total of $141.9 million followed by the United Kingdom with a total of $37.9 million.

Our Company did not have gross unrealized investment losses where the fair value was less than 80% of amortized cost as of June 30, 2018.

Our Company did not have any credit related OTTI losses during the three months ended June 30, 2018 or 2017. Our Company did not have any credit related OTTI losses during the six months ended June 30, 2018. Our Company had two credit related OTTI losses of $1.1 million in the equity portfolio during the six months ended June 30, 2017.

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

On June 7, 2018 we acquired Bracht, Deckers & Mackelbert NV (“BDM”), a specialty underwriting agency, and its affiliated insurance company, Assurances Continentales – Continentale Verzekeringen NV (“ASCO”). SEC guidance permits management to omit an assessment of an acquired business’ internal control over financial reporting from management’s assessment of internal control over financial reporting for a period not to exceed one year from the date of the acquisition. Accordingly, we have not yet included BDM and ASCO in our assessment of the effectiveness of our disclosure controls and procedures and internal control over financial reporting as of June 30, 2018. For the three months ended June 30, 2018, BDM and ASCO accounted for $nil of our total net revenue, and as of June 30, 2018 had total assets of $113.4 million.

(b)

There have been no changes during our second fiscal quarter in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our Company’s internal control over financial reporting. As described above, our management excluded an assessment of the internal controls over financial reporting of BDM and ASCO from its assessment of the effectiveness of our internal control over financial reporting as of June 30, 2018. The Company has begun integrating BDM and ASCO into its existing control procedures, which may lead us to modify certain internal controls in future periods.

We have commenced certain transformation initiatives to automate, centralize and simplify our business processes and systems. These are long-term initiatives that we believe will enhance our internal control over financial reporting due to increased automation and integration of related processes. The commencement of these initiatives has not materially affected our internal control over financial reporting, however, we will continue to monitor and evaluate the effectiveness of our internal control over financial reporting throughout the transformation.

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

The Navigators Group, Inc.
(Company)

Dated: August 9, 2018	By:	/s/ Ciro M. DeFalco
Ciro M. DeFalco
Executive Vice President and Chief Financial Officer