Form 10-Q
period 2018-09-30
NAVIGATORS GROUP INC
filed 2018-11-08
CIK 793547

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2018

or

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definition of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check One):

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

The number of common shares outstanding as of October 30, 2018 was 29,777,883.

THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES

INDEX

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2018	2017
amounts in thousands, except per share amounts	(Unaudited)
ASSETS
Investments:
Fixed Maturities, available-for-sale, at fair value (amortized cost: 2018: $3,027,835; 2017: $3,027,408)	$2,989,473	$3,057,054
Equity Securities, at fair value (cost: 2018: $359,400; 2017: $224,159)	371,680	235,981
Other Invested Assets	42,489	30,488
Short-Term Investments, available-for-sale, at fair value (amortized cost: 2018: $7,268; 2017: $6,477)	7,264	6,480
Total Investments	$3,410,906	$3,330,003
Cash and Cash Equivalents	219,980	102,735
Restricted Cash and Cash Equivalents	61,644	56,229
Premiums Receivable	392,392	351,393
Prepaid Reinsurance Premiums	235,642	228,569
Reinsurance Recoverable on Paid Losses	102,829	72,494
Reinsurance Recoverable on Unpaid Losses and Loss Adjustment Expenses	780,215	809,765
Deferred Policy Acquisition Costs	161,419	135,249
Accrued Investment Income	21,981	19,480
Goodwill and Other Intangible Assets	28,140	6,596
Current Income Tax Receivable, Net	25,429	16,667
Deferred Income Tax, Net	26,377	22,271
Other Assets	81,373	73,171
Total Assets	$5,548,327	$5,224,622
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Reserves for Losses and Loss Adjustment Expenses	$2,633,835	$2,515,145
Unearned Premiums	1,128,762	987,681
Reinsurance Balances Payable	147,129	136,192
Senior Notes	264,009	263,885
Payable for Investments Purchased	16,968	—
Accounts Payable and Other Liabilities	125,796	95,754
Total Liabilities	$4,316,499	$3,998,657
Stockholders' Equity:
Preferred Stock ($.10 par value per share, authorized 1,000 shares, none issued)	$—	$—
Common Stock ($.10 par value per share, authorized 50,000 shares, issued 36,795 shares for 2018 and 36,530 shares for 2017)	3,677	3,650
Additional Paid-In Capital	379,212	376,868
Treasury Stock, at cost (7,023 shares for 2018 and 2017)	(155,801)	(155,801)
Retained Earnings	1,047,673	981,380
Accumulated Other Comprehensive Income (Loss)	(42,933)	19,868
Total Stockholders' Equity	$1,231,828	$1,225,965
Total Liabilities and Stockholders' Equity	$5,548,327	$5,224,622

See accompanying Notes to Interim Consolidated Financial Statements.

THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (LOSS) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
amounts in thousands, except per share amounts	2018	2017	2018	2017
Gross Written Premiums	$455,943	$402,038	$1,448,403	$1,304,522
Revenues:
Net Written Premiums	352,412	296,016	1,124,966	966,461
Change in Unearned Premiums	(5,374)	5,339	(124,286)	(85,140)
Net Earned Premiums	$347,038	$301,355	$1,000,680	$881,321
Net Investment Income	25,651	22,598	73,954	66,311
Net Realized and Unrealized Gains (Losses):
Total Other-Than-Temporary Impairment Losses	(15)	(957)	(71)	(2,005)
Portion of Loss Recognized in Other Comprehensive Income	15	(15)	71	(60)
Net Other-Than-Temporary Impairment Losses Recognized in Earnings	—	(972)	—	(2,065)
Net Realized Gains on Investments Sold	253	5,190	3,210	7,933
Net Unrealized Gains on Equity Securities	2,310	—	457	—
Total Net Realized and Unrealized Gains	2,563	4,218	3,667	5,868
Other Income (Loss)	1,724	(1,699)	4,235	(1,042)
Total Revenues	$376,976	$326,472	$1,082,536	$952,458
Expenses:
Net Losses and Loss Adjustment Expenses	$240,900	$276,171	$623,378	$622,881
Commission Expenses	57,999	45,509	165,344	141,526
Other Operating Expenses	67,584	45,773	198,692	165,077
Merger Transaction Costs	2,439	—	2,439	—
Interest Expense	3,891	3,862	11,619	11,584
Total Expenses	$372,813	$371,315	$1,001,472	$941,068
Income (Loss) Before Income Taxes	$4,163	$(44,843)	$81,064	$11,390
Income Tax Expense (Benefit)	(462)	(16,864)	13,457	(2,243)
Net Income (Loss)	$4,625	$(27,979)	$67,607	$13,633
Net Income (Loss) per Common Share:
Basic	$0.16	$(0.95)	$2.28	$0.46
Diluted	$0.15	$(0.95)	$2.24	$0.45
Average Common Shares Outstanding:
Basic	29,768	29,500	29,699	29,419
Diluted	30,184	29,500	30,160	30,006

See accompanying Notes to Interim Consolidated Financial Statements.

THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)

	Three Months Ended September 30,
amounts in thousands	2018	2017
Net Income (Loss)	$4,625	$(27,979)
Other Comprehensive Income (Loss):
Change in Net Unrealized Gains (Losses) on Available-For-Sale Investments:
Unrealized Gains (Losses) on Investments arising during the period, net of Deferred Tax of $1,821 and $(5,197) in 2018 and 2017, respectively	(6,844)	9,653
Reclassification adjustment for Net Realized Gains (Losses) included in Net Income net of Deferred Tax of $(84) and $881 in 2018 and 2017, respectively	318	(1,636)
Change in Net Unrealized Gains (Losses) on Investments	$(6,526)	$8,017
Change in Other-Than-Temporary Impairments
Non Credit Other-Than-Temporary Impairments arising during the period, net of Deferred Tax of $3 and $(6) in 2018 and 2017, respectively	(12)	9
Reclassification Adjustment for Other-Than-Temporary Impairment Credit Losses Recognized in Net Income net of Deferred Tax of $0 and $(193) in 2018 and 2017, respectively	—	358
Change in Other-Than-Temporary Impairments	$(12)	$367
Change in Foreign Currency Translation Gains (Losses), net of Deferred Tax of $73 and $(691) in 2018 and 2017, respectively	(768)	1,284
Other Comprehensive Income (Loss)	$(7,306)	$9,668
Comprehensive Loss	$(2,681)	$(18,311)

	Nine Months Ended September 30,
amounts in thousands	2018	2017
Net Income	$67,607	$13,633
Other Comprehensive Income (Loss):
Change in Net Unrealized Gains (Losses) on Investments:
Unrealized Gains (Losses) on Investments arising during the period, net of Deferred Tax of $13,543 and $(19,884) in 2018 and 2017, respectively	(50,706)	36,928
Reclassification adjustment for Net Realized Gains (Losses) included in Net Income net of Deferred Tax of $992 and $(72) in 2018 and 2017, respectively	(2,699)	134
Change in Net Unrealized Gains (Losses) on Investments	$(53,405)	$37,062
Change in Other-Than-Temporary Impairments
Non Credit Other-Than-Temporary Impairments arising during the period, net of Deferred Tax of $20 and $(21) in 2018 and 2017, respectively	(56)	39
Reclassification Adjustment for Other-Than-Temporary Impairment Credit Losses Recognized in Net Income net of Deferred Tax of $0 and $(410) in 2018 and 2017, respectively	—	761
Change in Other-Than-Temporary Impairments	$(56)	$800
Change in Foreign Currency Translation Gains (Losses), net of Deferred Tax of $2,516 and $(971) in 2018 and 2017, respectively	(4,420)	1,803
Other Comprehensive Income (Loss)	$(57,881)	$39,665
Comprehensive Income	$9,726	$53,298

See accompanying Notes to Interim Consolidated Financial Statements

THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (Unaudited)

			Additional				Accumulated Other	Total
	Common Stock		Paid-in	Treasury Stock		Retained	Comprehensive	Stockholders'
amounts in thousands	Shares	Amount	Capital	Shares	Amount	Earnings	Income (Loss)	Equity
Balance, December 31, 2017	36,530	$3,650	$376,868	7,023	$(155,801)	$981,380	$19,868	$1,225,965
Net Income	—	—	—	—	—	67,607	—	67,607
Dividends Declared	—	—	—	—	—	(6,234)	—	(6,234)
Changes in Other Comprehensive Income:
Change in Net Unrealized Loss on Available-For-Sale Investments	—	—	—	—	—	—	(53,405)	(53,405)
Change in Net Non-Credit Other-Than- Temporary Impairment Losses	—	—	—	—	—	—	(56)	(56)
Change in Foreign Currency Translation Loss	—	—	—	—	—	—	(4,420)	(4,420)
Total Other Comprehensive Loss	—	—	—	—	—	—	(57,881)	(57,881)
Cumulative Effect of Adoption of ASU 2016-01 at January 1st, Net of Tax	—	—	—	—	—	7,748	(7,748)	—
Cumulative Effect of Adoption of ASU 2018-02 at January 1st, Net of Tax	—	—	—	—	—	(2,828)	2,828	—
Shares Issued (1)	265	27	(5,069)	—	—	—	—	(5,042)
Share-Based Compensation	—	—	7,413	—	—	—	—	7,413
Balance, September 30, 2018	36,795	$3,677	$379,212	7,023	$(155,801)	$1,047,673	$(42,933)	$1,231,828

(1) -	Includes shares issued under the Second Amended and Restated 2005 Stock Incentive Plan to Directors and the Employee Stock Purchase Plan.

See accompanying Notes to Interim Consolidated Financial Statements.

THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended September 30,
amounts in thousands	2018	2017
Operating Activities:
Net Income	$67,607	$13,633
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation & Amortization	2,782	3,586
Share-Based Compensation	7,413	8,360
Deferred Income Taxes	(862)	(13,920)
Total Net Realized and Unrealized Gains	(3,667)	(5,868)
Changes in Assets and Liabilities:
Reinsurance Recoverable on Paid and Unpaid Losses and Loss Adjustment Expenses	16,668	(40,786)
Reserves for Losses and Loss Adjustment Expenses	86,851	251,971
Prepaid Reinsurance Premiums	(4,482)	(17,797)
Unearned Premiums	130,270	103,174
Premiums Receivable	(39,969)	(48,985)
Deferred Policy Acquisition Costs	(26,254)	(14,965)
Accrued Investment Income	(2,513)	(3,105)
Reinsurance Balances Payable	11,036	19,058
Current Income Tax Receivable, Net	(5,665)	(25,073)
Other	27,874	(6,532)
Net Cash Provided by Operating Activities	$267,089	$222,751
Investing Activities:
Fixed Maturities
Redemptions and Maturities	$341,632	$233,384
Sales	345,828	192,417
Purchases	(696,869)	(560,018)
Equity Securities
Sales	33,288	59,673
Purchases	(122,083)	(61,562)
Net Sales and Purchases of Other Invested Assets	(12,930)	(13,853)
Net Sales, Maturities and Purchases of Short-Term Investments	(827)	(552)
Net Change in Unsettled Security Transactions	14,706	21,761
Purchase of Subsidiaries, Net of Acquired Cash	(22,383)	—
Net Purchase of Property and Equipment	(7,482)	(2,649)
Net Cash Used in Investing Activities	$(127,120)	$(131,399)
Financing Activities:
Proceeds from Employee Stock Purchase Plan	$1,508	$2,289
Payment of Employee Tax Withholding on Stock Compensation	(8,067)	(13,835)
Dividends Paid	(6,234)	(4,862)
Net Cash Used in Financing Activities	$(12,793)	$(16,408)
Effect of Exchange Rate on Unrestricted and Restricted Cash and Cash Equivalents	$(4,516)	$2,885
Change in Unrestricted and Restricted Cash and Cash Equivalents	$122,660	$77,829
Unrestricted and Restricted Cash and Cash Equivalents at Beginning of Year	158,964	172,846
Unrestricted and Restricted Cash and Cash Equivalents at End of Period	$281,624	$250,675
Supplemental Information:
Income Taxes Paid, Net	$22,935	$39,877
Interest Paid	$7,619	$7,619
Issuance of Stock to Directors	$783	$578

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

On June 7, 2018, we acquired 100% ownership interest in Bracht, Deckers & Mackelbert NV, an insurance underwriting agency organized under the laws of Belgium (“BDM”) and Assurances Continentales – Continentale Verzekeringen NV, an insurance company licensed under the laws of Belgium (“ASCO”). The acquisition was accounted for in accordance with Accounting Standards Codification (“ASC”) 805, “Business Combinations.” Refer to Note 2. Merger and Business Combinations and Note 6. Goodwill and Intangible Assets for further information regarding the acquisition.

On August 22, 2018, our Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with The Hartford Financial Services Group, Inc. (“The Hartford”). The Merger Agreement provides that, subject to the terms and conditions set forth therein, our Company will merge with an existing subsidiary of The Hartford, with our Company surviving as a wholly owned subsidiary of The Hartford (the “Merger”). Refer to Note 2. Merger and Business Combinations for further information.

Basis of Presentation

The Consolidated Balance Sheet at September 30, 2018 and the Consolidated Statements of Income (Loss), Comprehensive Income (Loss), Stockholders’ Equity and Cash Flows for the periods ended September 30, 2018 and 2017 are unaudited. The Balance Sheet at December 31, 2017 is derived from our audited Financial Statements. The accompanying Interim Consolidated Financial Statements reflect all adjustments, which, in the opinion of management, are necessary to fairly present the results of our Company for the interim periods presented on the basis of U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the U.S. Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. All significant intercompany transactions and balances have been eliminated in consolidation. The preparation of these Financial Statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the Financial Statements and the reported revenues and expenses during the reporting periods. The results of operations for any interim period are not necessarily indicative of results for the full year. The Interim Consolidated Financial Statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2017. Certain amounts for the prior period have been reclassified to conform with the current period presentation.

Income Taxes

On December 22, 2017, the Tax Cuts and Jobs Act (the “Tax Act”) was enacted into law and the new legislation contained several key tax provisions that affected us, including a one-time mandatory Deemed Repatriation Transition Tax (the “Transition Tax”) on accumulated foreign earnings and a reduction of the corporate income tax rate to 21% effective January 1, 2018, among others. We were required to recognize the effect of the tax law changes in the period of enactment, such as determining the Transition Tax, re-measuring our U.S. deferred tax assets and liabilities as well as reassessing the net realizability of our deferred tax assets and liabilities. In December 2017, the SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”), Income Tax Accounting Implications of the Tax Act, which allowed us to record provisional amounts during a measurement period not to extend beyond one year of the enactment date. During the fourth quarter of 2017, we made a reasonable estimate of the effects on our deferred tax balances and recognized provisional tax amounts of $2.6 million related to the Transition Tax. As of September 30, 2018, we have finalized the calculation of the Transition Tax which resulted in a decrease in the provisional amount of $1.3 million and has been reflected as a discrete item in our Effective Tax Rate calculation. We will continue to evaluate the estimated effects on our deferred tax balances during the measurement period.

The interim income tax provision has been computed based on our estimated annual Effective Tax Rate, which represents our best estimate on a year to date basis for the interim period. As a result, the tax provision for a given quarter equals the difference between the provision recorded cumulatively year to date less the amount recorded cumulatively as of the end of the prior interim period. Our Effective Tax Rate for the quarter differs from the federal tax rate of 21% primarily due to tax-exempt investment income, the dividends received deduction, Transition Tax benefit, and an excess tax benefit related to the vesting of stock compensation at fair market value.

Short-Term Investments Reclassifications

Cash and overseas deposits that were misclassified within Short-Term Investments were reclassified representing an immaterial correction. Cash of $20.5 million as of December 31, 2017 was reclassified from Short-Term Investments to Cash and Cash Equivalents. Overseas deposits of $28.8 million as of December 31, 2017 were reclassified from Short-Term Investments to Other Invested Assets. The reclassification of cash within Short-Term Investments to Cash and Cash Equivalents impacted the Statement of Cash Flows for the nine months ended September 30, 2017 by decreasing Net Cash Used in Investing Activities by $9.2 million.

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

As of January 1, 2018, the adoption of this guidance resulted in a $7.7 million net after-tax increase to Retained Earnings with a corresponding decrease to Accumulated Other Comprehensive Income (Loss), resulting in no change to our Total Stockholders’ Equity. This adjustment reflects the cumulative effect adjustment to reclassify Net Unrealized Gain on Investments in Accumulated Other Comprehensive Income (Loss) for available-for-sale Equity Securities to Retained Earnings upon adoption. Upon the adoption of this guidance, Equity Securities have been measured at fair value with changes in fair value recognized in Net Income through Net Unrealized Gains (Losses) on Equity Securities. The other aspects of this guidance only impacted disclosure or did not apply to our Company and therefore did not impact our results of operations, financial condition or liquidity.

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

Effective January 1, 2018, our Company adopted ASU 2016-18, “Statement of Cash Flows (Topic 230) – Restricted Cash” which addresses diversity in practice in the classification and presentation of changes in restricted cash on the statement of cash flows. This guidance requires a statement of cash flows to explain the change during the period in the total of cash, cash equivalents, restricted cash and restricted cash equivalents. Transfers between cash and cash equivalents and restricted cash and restricted cash equivalents will no longer be presented on the statement of cash flows. To assist in meeting the requirements of this guidance to provide a reconciliation from the Statement of Cash Flows to the Balance Sheet, upon adoption of this guidance our Company added new accounts titled “Cash and Cash Equivalents” and “Restricted Cash and Cash Equivalents” and reclassified amounts previously held in Short-Term Investments to these accounts for all periods presented. This resulted in the reclassification of $71.3 million of restricted and unrestricted cash and cash equivalent balances as of December 31, 2017. This guidance was adopted on a retrospective basis. Prior to the adoption of this guidance, restricted and unrestricted cash and cash equivalent balances included in the Short-Term Investments account had been presented as a cash flow provided by (used in) investing activities. Consequently, the Statement of Cash Flows for the nine months ended September 30, 2017 includes a revision to decrease “Net Cash Used in Investing Activities” by $76.8 million.

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

Recently Issued Accounting Standards Not Yet Adopted

Fair Value Measurement Disclosure

In August 2018, the FASB issued ASU 2018-13, “Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement”, which eliminates, adds, and modifies certain disclosure requirements for fair value measurements. The guidance eliminates the requirement to disclose the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, the policy for the timing of transfers between levels of the fair value hierarchy, and the valuation processes for Level 3 fair value measurements. The guidance adds the requirement to disclose changes in unrealized gains and losses included in other comprehensive income for the period and to disclose the range and weighted average used to develop significant unobservable inputs for Level 3 fair value measurements. The guidance modifies disclosures around the use of the practical expedient to measure the fair value of certain investments at their net asset values and modifies the requirement to disclose information as of the reporting date about the measurement uncertainty of Level 3 fair value measurement. This guidance is effective for interim and annual reporting periods beginning after December 15, 2019, with early adoption permitted for the entire standard or only the provisions that eliminate or modify requirements. This guidance will be adopted on a prospective and retrospective basis, where applicable and as required. As this new guidance is disclosure-related only, adoption will not impact our results of operations, financial condition or liquidity.

Implementation Costs in a Cloud Computing Arrangement

In August 2018, the FASB issued ASU 2018-15, “Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract”, which requires companies to follow the internal-use software guidance in ASC 350-40 (Intangibles - Goodwill and Other - Internal-Use Software) to determine which implementation costs to capitalize as an asset and which costs to expense. Capitalized implementation costs will be amortized over the term of the service arrangement, beginning when the service arrangement or a component of the arrangement is ready for its intended use. This guidance is effective for interim and annual reporting periods beginning after December 15, 2019, with early adoption permitted. This guidance will be applied prospectively. The adoption of this guidance is not expected to materially impact our results of operations, financial condition or liquidity.

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

Upon adoption of ASU 2016-01 on January 1, 2018, Equity Securities held by our Company were carried at fair value with any changes in fair value recognized in Net Income through the Net Unrealized Gains (Losses) on Equity Securities account. Prior to the adoption of ASU 2016-01, Equity Securities were carried at fair value and classified as available-for-sale. For our policy on Equity Securities classified as available-for-sale, refer to Note 1 within our Annual Report on Form 10-K for the year ended December 31, 2017. Equity Securities consist of common stock, exchange traded funds, mutual funds and preferred stock.

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

NOTE 2. MERGER AND BUSINESS COMBINATIONS

The Hartford

On August 22, 2018, our Company entered into the Merger Agreement with The Hartford, where subject to the terms and conditions set forth therein, our Company will merge with an existing subsidiary of The Hartford, with our Company surviving as a wholly owned subsidiary of The Hartford. Pursuant to the Merger Agreement, at the effective time of the Merger, holders of the Company’s common shares will be entitled to receive consideration of $70.00 in cash per common share (the “Merger Consideration”). The Merger is expected to close in the first half of 2019, subject to the receipt of regulatory approvals and other customary closing conditions.

The Merger Agreement contains various covenants of our Company and The Hartford. These covenants include interim operating covenants that, subject to certain exceptions, (i) require the Company to (1) conduct its business in all material respects in the ordinary course of business consistent with past practice, (2) use reasonable best efforts to preserve substantially intact, consistent with past practice, the Company’s business organization and (3) preserve, consistent with past practice, existing relations and goodwill with customers, producers, reinsurance providers, governmental authorities and other persons with whom the Company or its subsidiaries have significant business relationships, and (ii) restrict the Company’s ability to take certain actions prior to the effective time of the Merger without The Hartford’s consent (such consent, in certain cases, not to be unreasonably withheld, conditioned or delayed), which include, subject to certain exceptions, issuing additional common shares, incurring additional indebtedness, selling or purchasing material assets, making unbudgeted capital expenditures, making loans or investments (or disposing of investments) not permitted by the Company’s investment guidelines, increasing compensation other than in ordinary course, making material changes to accounting, underwriting, or reserving practices, making material tax elections, settling material litigation, or entering into, modifying or terminating material contracts.

BDM and ASCO

During the second quarter of 2018, our Company established a wholly owned subsidiary, Navigators Holdings (Europe) NV, which on June 7, 2018 (the “acquisition date”), acquired a 100% ownership interest in BDM, ASCO, and a wholly-owned subsidiary of ASCO, Canal Re S.A., a reinsurance company licensed under the laws of the Grand Duchy of Luxembourg (“Canal Re”). The acquisition of all three of these entities will be referred to as the “Acquisition” and the group of companies will be referred to as the Navigators Insurance Company Europe Group (the “NICE Group”). The Acquisition was undertaken as part of our Company’s strategy of expanding to more brokers and insureds across Europe and reinforces our Company’s presence in the European Union’s single market. We anticipate that this will enable our Company to better serve its European clients after Brexit, and will also provide an opportunity to reach a wider European audience.

Our Company paid a purchase price of EUR 35.0 million in cash at the acquisition date (which was approximately $40.5 million based on the exchange rate as of the acquisition date). Additionally, our Company will be reimbursed up to EUR 5.0 million (which is approximately $5.8 million based on the exchange rate as of the acquisition date) in the event of adverse development of claims incurred prior to December 31, 2016 as measured on December 31, 2019. This reimbursement was valued at $nil as of the acquisition date and September 30, 2018.

The purchase price was allocated to the assets acquired and liabilities assumed of the NICE Group, based on estimated fair values as of the acquisition date and our Company recognized goodwill of $12.7 million.

Our Company identified finite lived intangible assets of $6.5 million, including customer relationships, the value of business acquired (“VOBA”), broker networks, and a trade name. These finite lived intangible assets will be amortized over a weighted average period of 9 years.

Our Company identified indefinite lived intangible assets of $2.5 million, related to ASCO’s European licenses.

The fair value of the assets acquired and liabilities assumed and the allocation of the purchase price on the acquisition date are summarized in the table below:

amounts in thousands
Consideration paid	$40,492

Assets
Investments	45,182
Cash and Cash Equivalents	18,109
Prepaid Reinsurance Premiums	2,701
Reinsurance Recoverables on Paid Losses	1,311
Reinsurance Recoverables on Unpaid Losses and LAE	15,769
Other Assets	19,943

Fair Value of Identifiable Intangible Assets	9,000

Total Assets Acquired	$112,015

Liabilities
Reserves for Losses and LAE	31,928
Unearned Premiums	11,139
Deferred Income Tax	8,947
Accounts Payable and Other Liabilities	32,212
Total Liabilities Assumed	$84,226

Goodwill	$12,703

Significant Fair Value Adjustments were as follows:

•

Fair Value of Finite and Indefinite-Lived Intangibles – To establish the fair value of identifiable intangible assets related to customer relationships, licenses, value of business acquired, broker networks, and trade name.

•	Fair Value of Property – To adjust the carrying value of real estate property to reflect fair value.
•	Fair Value of Software – To establish the fair value of internal use software systems.
•	Deferred Income Tax – To reflect the deferred tax impact on the fair value adjustments.
•	Goodwill – To establish the fair value of goodwill related to the Acquisition.

During the three months ended September 30, 2018, as part of our business combination accounting within the measurement period, the Company recorded an adjustment to the fair value of the customer relationships intangible asset. As a result, the Fair Value of Identifiable Intangible Assets decreased by $1.4 million and Goodwill increased by $1.4 million from the amounts initially recorded at June 30, 2018. Refer to Note 6. Goodwill and Intangible Assets for further information.

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

Since the acquisition date, total NICE Group Revenues and Net Income (Loss) of $6.6 million and $(0.1) million, respectively, have been included in our Company’s Consolidated Statements of Income (Loss).

NOTE 3. SEGMENT INFORMATION

We report our results of operations consistent with the manner in which our Chief Operating Decision Maker reviews the business to assess performance through our reporting segments: U.S. Insurance, International Insurance (“Int’l Insurance”), Global Reinsurance (“GlobalRe”) and Corporate.

We classify our business into three underwriting segments: U.S. Insurance, Int’l Insurance and GlobalRe. Both the U.S. Insurance and Int’l Insurance reporting segments are each comprised of three operating segments: Marine, P&C, and Professional Liability. The underwriting results of the acquired business from the NICE Group are included in the Int’l Insurance reporting segment, with no new operating segments resulting from the acquisition.

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

Financial data by segment for the three and nine months ended September 30, 2018 and 2017 was as follows:

	Three Months Ended September 30, 2018
	U.S.	Int'l
amounts in thousands	Insurance	Insurance	GlobalRe	Corporate (1)	Total
Gross written premiums	$280,183	$117,376	$58,384	$—	$455,943
Ceded written premiums	(72,615)	(29,020)	(1,896)	—	(103,531)
Net written premiums	$207,568	$88,356	$56,488	$—	$352,412
Retention Ratio	74.1%	75.3%	96.8%	—	77.3%
Net Earned Premiums	$188,504	$95,226	$63,308	$—	$347,038
Net Losses and LAE	(141,182)	(60,275)	(39,443)	—	(240,900)
Commission Expenses	(22,247)	(22,547)	(13,282)	77	(57,999)
Other Operating Expenses	(36,826)	(24,441)	(6,317)	—	(67,584)
Other Underwriting Income (Expense)	65	945	20	(77)	953
Underwriting Profit (Loss)	$(11,686)	$(11,092)	$4,286	$—	$(18,492)
Net Investment Income				25,651	25,651
Total Net Realized and Unrealized Gains				2,563	2,563
Interest Expense				(3,891)	(3,891)
Other Income				771	771
Merger Transaction Costs				(2,439)	(2,439)
Income (Loss) Before Income Taxes	$(11,686)	$(11,092)	$4,286	$22,655	$4,163
Income Tax Benefit				462	462
Net Income					$4,625
Losses and LAE Ratio	74.9%	63.3%	62.3%		69.4%
Commission Expense Ratio	11.8%	23.7%	21.0%		16.7%
Other Operating Expense Ratio (2)	19.5%	24.6%	9.9%		19.2%
Combined Ratio	106.2%	111.6%	93.2%		105.3%

(1) -	Includes Corporate segment intercompany eliminations.
(2) -	Includes Other Operating Expenses and Other Underwriting Income (Expense).

	Three Months Ended September 30, 2017
	U.S.	Int'l
amounts in thousands	Insurance	Insurance	GlobalRe	Corporate (1)	Total
Gross written premiums	$235,052	$113,601	$53,385	$—	$402,038
Ceded written premiums	(64,328)	(38,966)	(2,728)	—	(106,022)
Net written premiums	$170,724	$74,635	$50,657	$—	$296,016
Retention Ratio	72.6%	65.7%	94.9%	—	73.6%
Net Earned Premiums	$169,150	$84,407	$47,798	$—	$301,355
Net Losses and LAE	(135,340)	(81,713)	(59,118)	—	(276,171)
Commission Expenses	(18,286)	(16,201)	(11,233)	211	(45,509)
Other Operating Expenses	(25,375)	(16,388)	(4,010)	—	(45,773)
Other Underwriting Income (Expense)	125	—	94	(211)	8
Underwriting Loss	$(9,726)	$(29,895)	$(26,469)	$—	$(66,090)
Net Investment Income				22,598	22,598
Total Net Realized and Unrealized Gains				4,218	4,218
Interest Expense				(3,862)	(3,862)
Other Loss				(1,707)	(1,707)
Income (Loss) Before Income Taxes	$(9,726)	$(29,895)	$(26,469)	$21,247	$(44,843)
Income Tax Benefit				16,864	16,864
Net Loss					$(27,979)
Losses and LAE Ratio	80.0%	96.8%	123.7%		91.6%
Commission Expense Ratio	10.8%	19.2%	23.5%		15.1%
Other Operating Expense Ratio (2)	14.9%	19.4%	8.2%		15.2%
Combined Ratio	105.7%	135.4%	155.4%		121.9%

(1) -	Includes Corporate segment intercompany eliminations.
(2) -	Includes Other Operating Expenses and Other Underwriting Income (Expense).

	Nine Months Ended September 30, 2018
	U.S.	Int'l
amounts in thousands	Insurance	Insurance	GlobalRe	Corporate (1)	Total
Gross written premiums	$808,589	$377,771	$262,043	$—	$1,448,403
Ceded written premiums	(215,340)	(97,790)	(10,307)	—	(323,437)
Net written premiums	$593,249	$279,981	$251,736	$—	$1,124,966
Retention Ratio	73.4%	74.1%	96.1%	—	77.7%
Net Earned Premiums	$541,163	$280,507	$179,010	$—	$1,000,680
Net Losses and LAE	(363,489)	(158,422)	(101,467)	—	(623,378)
Commission Expenses	(63,490)	(62,166)	(40,198)	510	(165,344)
Other Operating Expenses	(112,264)	(68,270)	(18,158)	—	(198,692)
Other Underwriting Income (Expense)	234	945	294	(510)	963
Underwriting Profit (Loss)	$2,154	$(7,406)	$19,481	$—	$14,229
Net Investment Income				73,954	73,954
Total Net Realized and Unrealized Gains				3,667	3,667
Interest Expense				(11,619)	(11,619)
Other Income				3,272	3,272
Merger Transaction Costs				(2,439)	(2,439)
Income (Loss) Before Income Taxes	$2,154	$(7,406)	$19,481	$66,835	$81,064
Income Tax Expense				(13,457)	(13,457)
Net Income					$67,607
Losses and LAE Ratio	67.2%	56.5%	56.7%		62.3%
Commission Expense Ratio	11.7%	22.2%	22.5%		16.5%
Other Operating Expense Ratio (2)	20.7%	23.9%	9.9%		19.8%
Combined Ratio	99.6%	102.6%	89.1%		98.6%

(1) -	Includes Corporate segment intercompany eliminations.
(2) -	Includes Other Operating Expenses and Other Underwriting Income (Expense).

	Nine Months Ended September 30, 2017
	U.S.	Int'l
amounts in thousands	Insurance	Insurance	GlobalRe	Corporate (1)	Total
Gross written premiums	$729,843	$386,654	$188,025	$—	$1,304,522
Ceded written premiums	(199,672)	(129,368)	(9,021)	—	(338,061)
Net written premiums	$530,171	$257,286	$179,004	$—	$966,461
Retention Ratio	72.6%	66.5%	95.2%	—	74.1%
Net Earned Premiums	$500,241	$250,593	$130,487	$—	$881,321
Net Losses and LAE	(339,436)	(176,513)	(106,932)	—	(622,881)
Commission Expenses	(59,130)	(54,435)	(28,695)	734	(141,526)
Other Operating Expenses	(91,987)	(58,687)	(14,403)	—	(165,077)
Other Underwriting Income (Expense)	335	—	439	(734)	40
Underwriting Profit (Loss)	$10,023	$(39,042)	$(19,104)	$—	$(48,123)
Net Investment Income				66,311	66,311
Total Net Realized and Unrealized Gains				5,868	5,868
Interest Expense				(11,584)	(11,584)
Other Loss				(1,082)	(1,082)
Income (Loss) Before Income Taxes	$10,023	$(39,042)	$(19,104)	$59,513	$11,390
Income Tax Benefit				2,243	2,243
Net Income					$13,633
Losses and LAE Ratio	67.9%	70.4%	81.9%		70.7%
Commission Expense Ratio	11.8%	21.7%	22.0%		16.1%
Other Operating Expense Ratio (2)	18.3%	23.5%	10.7%		18.7%
Combined Ratio	98.0%	115.6%	114.6%		105.5%

(1) -	Includes Corporate segment intercompany eliminations.
(2) -	Includes Other Operating Expenses and Other Underwriting Income (Expense).

Revenue by operating segment for the three and nine months ended September 30, 2018 and 2017 was as follows:

	Three Months Ended September 30, 2018				Three Months Ended September 30, 2017				% Change
amounts in thousands	Gross Written Premiums	Ceded Written Premiums	Net Written Premiums	Net Earned Premiums	Gross Written Premiums	Ceded Written Premiums	Net Written Premiums	Net Earned Premiums	Gross Written Premiums	Ceded Written Premiums	Net Written Premiums	Net Earned Premiums
U.S. Insurance
Marine	$31,681	$(14,442)	$17,239	$20,401	$36,403	$(18,859)	$17,544	$20,129	(13.0%)	(23.4%)	(1.7%)	1.4%
P&C	212,911	(52,993)	159,918	141,650	166,097	(39,952)	126,145	125,931	28.2%	32.6%	26.8%	12.5%
Professional Liability	35,591	(5,180)	30,411	26,453	32,552	(5,517)	27,035	23,090	9.3%	(6.1%)	12.5%	14.6%
Total	$280,183	$(72,615)	$207,568	$188,504	$235,052	$(64,328)	$170,724	$169,150	19.2%	12.9%	21.6%	11.4%
Int'l Insurance
Marine	$32,486	$(4,965)	$27,521	$38,866	$41,689	$(9,948)	$31,741	$39,038	(22.1%)	(50.1%)	(13.3%)	(0.4%)
P&C	41,898	(13,727)	28,171	29,616	37,415	(19,772)	17,643	21,775	12.0%	(30.6%)	59.7%	36.0%
Professional Liability	42,992	(10,328)	32,664	26,744	34,497	(9,246)	25,251	23,594	24.6%	11.7%	29.4%	13.3%
Total	$117,376	$(29,020)	$88,356	$95,226	$113,601	$(38,966)	$74,635	$84,407	3.3%	(25.5%)	18.4%	12.8%
GlobalRe	$58,384	$(1,896)	$56,488	$63,308	$53,385	$(2,728)	$50,657	$47,798	9.4%	(30.5%)	11.5%	32.4%
Total	$455,943	$(103,531)	$352,412	$347,038	$402,038	$(106,022)	$296,016	$301,355	13.4%	(2.3%)	19.1%	15.2%

	Nine Months Ended September 30, 2018				Nine Months Ended September 30, 2017				% Change
amounts in thousands	Gross Written Premiums	Ceded Written Premiums	Net Written Premiums	Net Earned Premiums	Gross Written Premiums	Ceded Written Premiums	Net Written Premiums	Net Earned Premiums	Gross Written Premiums	Ceded Written Premiums	Net Written Premiums	Net Earned Premiums
U.S. Insurance
Marine	$112,235	$(48,840)	$63,395	$62,670	$119,040	$(55,830)	$63,210	$64,635	(5.7%)	(12.5%)	0.3%	(3.0%)
P&C	599,088	(152,740)	446,348	401,870	524,223	(129,297)	394,926	366,280	14.3%	18.1%	13.0%	9.7%
Professional Liability	97,266	(13,760)	83,506	76,623	86,580	(14,545)	72,035	69,326	12.3%	(5.4%)	15.9%	10.5%
Total	$808,589	$(215,340)	$593,249	$541,163	$729,843	$(199,672)	$530,171	$500,241	10.8%	7.8%	11.9%	8.2%
Int'l Insurance
Marine	$129,678	$(24,542)	$105,136	$115,342	$160,119	$(33,410)	$126,709	$116,058	(19.0%)	(26.5%)	(17.0%)	(0.6%)
P&C	122,437	(45,099)	77,338	75,100	124,446	(69,780)	54,666	67,292	(1.6%)	(35.4%)	41.5%	11.6%
Professional Liability	125,656	(28,149)	97,507	90,065	102,089	(26,178)	75,911	67,243	23.1%	7.5%	28.4%	33.9%
Total	$377,771	$(97,790)	$279,981	$280,507	$386,654	$(129,368)	$257,286	$250,593	(2.3%)	(24.4%)	8.8%	11.9%
GlobalRe	$262,043	$(10,307)	$251,736	$179,010	$188,025	$(9,021)	$179,004	$130,487	39.4%	14.3%	40.6%	37.2%
Total	$1,448,403	$(323,437)	$1,124,966	$1,000,680	$1,304,522	$(338,061)	$966,461	$881,321	11.0%	(4.3%)	16.4%	13.5%

NOTE 4.  INVESTMENTS

The following tables set forth our Company’s Available-For-Sale Investments as of September 30, 2018 and December 31, 2017 and include Other-Than-Temporary-Impairment (“OTTI”) securities recognized within Accumulated Other Comprehensive Income (“AOCI”):

	September 30, 2018
		Gross	Gross	Cost or
	Fair	Unrealized	Unrealized	Amortized
amounts in thousands	Value	Gains	(Losses)	Cost
Fixed Maturities:
U.S. Treasury Bonds, Agency Bonds and Foreign Government Bonds	$245,285	$1,031	$(3,879)	$248,133
States, Municipalities and Political Subdivisions	631,514	7,569	(7,534)	631,479
Mortgage-Backed and Asset-Backed Securities:
Agency Residential Mortgage-Backed Securities	344,016	874	(17,219)	360,361
Residential Mortgage Obligations	124,191	521	(493)	124,163
Asset-Backed Securities	540,566	554	(4,033)	544,045
Commercial Mortgage-Backed Securities	186,251	696	(3,126)	188,681
Subtotal	$1,195,024	$2,645	$(24,871)	$1,217,250
Corporate Exposures (1)	917,650	4,191	(17,514)	930,973
Total Fixed Maturities	$2,989,473	$15,436	$(53,798)	$3,027,835
Short-Term Investments	7,264	—	(4)	7,268
Total Available-For-Sale Investments	$2,996,737	$15,436	$(53,802)	$3,035,103

(1) -	Corporate Exposures consist of investments in corporate bonds, hybrid bonds and redeemable preferred stocks.

	December 31, 2017
		Gross	Gross	Cost or
	Fair	Unrealized	Unrealized	Amortized
amounts in thousands	Value	Gains	(Losses)	Cost
Fixed Maturities:
U.S. Treasury Bonds, Agency Bonds and Foreign Government Bonds	$393,563	$2,081	$(2,014)	$393,496
States, Municipalities and Political Subdivisions	814,632	20,136	(1,423)	795,919
Mortgage-Backed and Asset-Backed Securities:
Agency Residential Mortgage-Backed Securities	407,619	2,352	(5,414)	410,681
Residential Mortgage Obligations	54,104	606	(79)	53,577
Asset-Backed Securities	328,753	2,138	(663)	327,278
Commercial Mortgage-Backed Securities	160,904	2,354	(1,182)	159,732
Subtotal	$951,380	$7,450	$(7,338)	$951,268
Corporate Exposures (1)	897,479	14,491	(3,737)	886,725
Total Fixed Maturities	$3,057,054	$44,158	$(14,512)	$3,027,408
Equity Securities:
Common Stocks	$52,439	$7,423	$(112)	$45,128
Preferred Stocks	183,542	6,071	(1,560)	179,031
Total Equity Securities	$235,981	$13,494	$(1,672)	$224,159
Short-Term Investments	6,480	3	—	6,477
Total Available-For-Sale Investments	$3,299,515	$57,655	$(16,184)	$3,258,044

(1) -	Corporate Exposures consist of investments in corporate bonds, hybrid bonds and redeemable preferred stocks.

The following table sets forth our Company’s Equity Securities at fair value as of September 30, 2018:

	As of September 30, 2018
		Gross	Gross
	Fair	Unrealized	Unrealized	Cost
amounts in thousands	Value	Gains	(Losses)
Equity Securities:
Common Stocks	$190,722	$15,573	$(116)	$175,265
Preferred Stocks	180,958	1,901	(5,078)	184,135
Total Equity Securities	$371,680	$17,474	$(5,194)	$359,400

Our Company made investments in certain companies, which are reported as Other Invested Assets on the Consolidated Balance Sheet and accounted for using the equity method.  In applying the equity method, these investments were initially recorded at cost and subsequently adjusted based on our Company’s proportionate share of the net income or loss of the investments. Our initial purchase price for these investments was $2.0 million with a current carrying value of $1.8 million at September 30, 2018 and $1.7 million at December 31, 2017, as reflected on our Consolidated Balance Sheet.

Other Invested Assets also includes overseas deposits with a fair value of $40.7 million at September 30, 2018 and $28.8 million at December 31, 2017.  The overseas deposits consist of investments in private funds which are managed centrally by The Corporation of Lloyds in support of all Lloyd’s market participants. The funds consist of fixed income securities, bank deposits, and cash invested in local markets which are intended to fulfill regulatory deposit requirements in worldwide jurisdictions. Our Company’s ability to withdraw from the funds is restricted by an annual and quarterly funding and release process managed by Lloyd’s in conjunction with Syndicate 1221’s capital requirements in various jurisdictions.

As of September 30, 2018 and December 31, 2017, our Company did not have a concentration of greater than 5% of invested assets in a single non-government backed issuer.

As of September 30, 2018 and December 31, 2017, Fixed Maturities for which Non-Credit OTTI was previously recognized and included in AOCI were in a Net Unrealized Gain position of $0.4 million and $0.5 million, respectively.

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

The contractual maturity dates for Fixed Maturities categorized by the number of years until maturity as of September 30, 2018 are shown in the following table:

	September 30, 2018
	Fair	Amortized
amounts in thousands	Value	Cost
Due in one year or less	$179,367	$180,246
Due after one year through five years	715,620	725,231
Due after five years through ten years	345,661	348,557
Due after ten years	553,801	556,551
Mortgage-Backed and Asset-Backed Securities	1,195,024	1,217,250
Total	$2,989,473	$3,027,835

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

The following tables summarize all Available-For-Sale securities in a gross unrealized loss position as of September 30, 2018 and December 31, 2017, showing the aggregate fair value and gross unrealized loss by the length of time those securities have continuously been in a gross unrealized loss position:

	September 30, 2018
	Less than 12 months		Greater than 12 months		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
amounts in thousands	Value	(Losses)	Value	(Losses)	Value	(Losses)
Fixed Maturities:
U.S. Treasury Bonds, Agency Bonds and Foreign Government Bonds	$130,366	$(2,559)	$73,266	$(1,320)	$203,632	$(3,879)
States, Municipalities and Political Subdivisions	267,333	(4,895)	58,882	(2,639)	326,215	(7,534)
Mortgage-Backed and Asset-Backed Securities:
Agency Residential Mortgage-Backed Securities	72,698	(2,537)	242,433	(14,682)	315,131	(17,219)
Residential Mortgage Obligations	43,108	(297)	6,501	(196)	49,609	(493)
Asset-Backed Securities	364,764	(3,178)	38,290	(855)	403,054	(4,033)
Commercial Mortgage-Backed Securities	56,209	(706)	31,868	(2,420)	88,077	(3,126)
Subtotal	$536,779	$(6,718)	$319,092	$(18,153)	$855,871	$(24,871)
Corporate Exposures (1)	614,332	(12,034)	148,254	(5,480)	762,586	(17,514)
Total Fixed Maturities	$1,548,810	$(26,206)	$599,494	$(27,592)	$2,148,304	$(53,798)

(1) -	Corporate Exposures consist of investments in corporate bonds, hybrid bonds and redeemable preferred stocks.

	December 31, 2017
	Less than 12 months		Greater than 12 months		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
amounts in thousands	Value	(Losses)	Value	(Losses)	Value	(Losses)
Fixed Maturities:
U.S. Treasury Bonds, Agency Bonds and Foreign Government Bonds	$273,672	$(1,502)	$54,484	$(512)	$328,156	$(2,014)
States, Municipalities and Political Subdivisions	74,097	(503)	45,085	(920)	119,182	(1,423)
Mortgage-Backed and Asset-Backed Securities:
Agency Residential Mortgage-Backed Securities	87,496	(346)	236,745	(5,068)	324,241	(5,414)
Residential Mortgage Obligations	12,418	(62)	546	(17)	12,964	(79)
Asset-Backed Securities	85,877	(468)	24,733	(195)	110,610	(663)
Commercial Mortgage-Backed Securities	20,482	(95)	22,903	(1,087)	43,385	(1,182)
Subtotal	$206,273	$(971)	$284,927	$(6,367)	$491,200	$(7,338)
Corporate Exposures (1)	295,433	(1,690)	121,410	(2,047)	416,843	(3,737)
Total Fixed Maturities	$849,475	$(4,666)	$505,906	$(9,846)	$1,355,381	$(14,512)
Equity Securities:
Common Stocks	$11,245	$(81)	$1,770	$(31)	$13,015	$(112)
Preferred Stocks	50,861	(1,524)	662	(36)	51,523	(1,560)
Total Equity Securities	$62,106	$(1,605)	$2,432	$(67)	$64,538	$(1,672)
Total Fixed Maturities and Equity Securities	$911,581	$(6,271)	$508,338	$(9,913)	$1,419,919	$(16,184)

(1) -	Corporate Exposures consist of investments in corporate bonds, hybrid bonds and redeemable preferred stocks.

Our Company analyzes impaired securities quarterly to determine if any impairments are other-than-temporary.  The above securities with unrealized losses are deemed to be temporarily impaired based on our evaluation.

As of September 30, 2018, there were 830 Fixed Maturities in an unrealized loss position. As of December 31, 2017, there were 454 Fixed Maturities and 22 Equity Securities  in an unrealized loss position. As of September 30, 2018, the gross unrealized loss for the greater than 12 months category consists primarily of Agency Residential Mortgage-Backed Securities and Corporate Exposures principally due to an increase in interest rates. The gross unrealized loss for the less than 12 months category for the period ended September 30, 2018 consists primarily of Corporate Exposures due to an increase in interest rates.  As of December 31, 2017, the gross unrealized loss for the greater than 12 month category consists primarily of Agency Residential Mortgage-Backed Securities and Corporate Exposures and is mostly due to an increase in interest rates since the time of purchase.  The gross unrealized loss for the less than 12 months category for the period ended December 31, 2017 consists primarily of Corporate Bonds and Preferred Stocks, which are reported in Equity Securities due to an increase in interest rates since time of purchase, as well as Foreign Government Bonds due to an unfavorable exchange rate movement in our Canadian portfolio.

As of September 30, 2018 and December 31, 2017, the largest unrealized loss by a non-government backed issuer in the investment portfolio was $1.4 million and $0.7 million, respectively.

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

Upon adoption of ASU 2016-01 as of January 1, 2018, changes in the fair value of Equity Securities are recognized through Net Income. Our Company did not have any credit related OTTI losses during the three and nine months ended September 30, 2018. Our Company had two credit related OTTI losses totaling $1.0 million in the equity portfolio during the three months ended September 30, 2017.  Our Company had four credit related OTTI losses totaling $2.1 million in the equity portfolio during the nine months ended September 30, 2017.

As of September 30, 2018 and 2017, the cumulative amounts related to our Company’s credit loss portion of the OTTI losses on Fixed Maturities was $2.4 million.  There were no changes to the cumulative amounts of our Company’s credit loss portion of OTTI for the three and nine months ended September 30, 2018 and 2017

Our Company’s Net Investment Income was derived from the following sources:

	Three Months Ended September 30,		Nine Months Ended September 30,
amounts in thousands	2018	2017	2018	2017
Fixed Maturities	$22,733	$19,491	$65,504	$57,019
Equity Securities	3,052	3,774	9,138	11,337
Short-Term Investments, Cash & Cash Equivalents	509	84	1,151	254
Other Invested Assets	159	166	486	408
Total Investment Income	$26,453	$23,515	$76,279	$69,018
Investment Expenses	(802)	(917)	(2,325)	(2,707)
Net Investment Income	$25,651	$22,598	$73,954	$66,311

Realized Gains and Losses on Investments Sold, excluding net OTTI losses recognized in earnings, for the periods indicated, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
amounts in thousands	2018	2017	2018	2017
Fixed Maturities:
Gains	$331	$2,589	$3,678	$3,401
Losses	(369)	(900)	(1,125)	(3,114)
Fixed Maturities, Net	$(38)	$1,689	$2,553	$287

Short-Term Investments, Cash & Cash Equivalents:
Gains	$107	$758	$189	$984
Losses	(71)	(14)	(266)	(139)
Short-Term, Net	$36	$744	$(77)	$845

Other Invested Assets:
Gains	$9	$9	$78	$30
Losses	(50)	(97)	(136)	(232)
Other Invested Assets, Net	$(41)	$(88)	$(58)	$(202)

Equity Securities:
Gains	$347	$2,863	$1,102	$7,249
Losses	(51)	(18)	(310)	(246)
Equity Securities, Net	$296	$2,845	$792	$7,003
Net Realized Gains on Investments Sold	$253	$5,190	$3,210	$7,933

The following table presents the portion of Net Unrealized Gains (Losses) recognized during the three and nine months ended September 30, 2018, that relates to Equity Securities held as of September 30, 2018:

	Three Months Ended September 30,	Nine Months Ended September 30,
amounts in thousands	2018	2018
Equity Securities:
Total Net Realized and Unrealized Gains recognized during the period	$2,606	$1,249
Less: Net Realized Gains on Investments Sold recognized during the period	296	792
Net Unrealized Gains recognized during the period	$2,310	$457

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

The following tables present, for each of the fair value hierarchy levels as defined by the accounting guidance for fair value measurements described above, our Company’s Fixed Maturities and Equity Securities by asset class that are measured at fair value on a recurring basis, as well as the fair value of the 5.75% Senior Notes due October 15, 2023 (the “Senior Notes”) carried at amortized cost as of September 30, 2018 and December 31, 2017:

	September 30, 2018
amounts in thousands	Level 1	Level 2	Level 3	Total
Fixed Maturities:
U.S. Treasury Bonds, Agency Bonds and Foreign Government Bonds	$45,093	$200,192	$—	$245,285
States, Municipalities and Political Subdivisions	—	631,514	—	631,514
Mortgage-Backed and Asset-Backed Securities:
Agency Residential Mortgage-Backed Securities	—	344,016	—	344,016
Residential Mortgage Obligations	—	124,191	—	124,191
Asset-Backed Securities	—	540,566	—	540,566
Commercial Mortgage-Backed Securities	—	186,251	—	186,251
Subtotal	$—	$1,195,024	$—	$1,195,024
Corporate Exposures	—	917,650	—	917,650
Total Fixed Maturities	$45,093	$2,944,380	$—	$2,989,473
Equity Securities:
Common Stocks	$40,416	$150,306	$—	$190,722
Preferred Stocks	—	180,958	—	180,958
Total Equity Securities	$40,416	$331,264	$—	$371,680
Short-Term Investments	—	7,264	—	7,264
Total Assets Measured at Fair Value	$85,509	$3,282,908	$—	$3,368,417
Senior Notes	$—	$274,348	$—	$274,348
Total Liabilities Measured at Fair Value	$—	$274,348	$—	$274,348

	December 31, 2017
amounts in thousands	Level 1	Level 2	Level 3	Total
Fixed Maturities:
U.S. Treasury Bonds, Agency Bonds and Foreign Government Bonds	$178,251	$215,312	$—	$393,563
States, Municipalities and Political Subdivisions	—	814,632	—	814,632
Mortgage-Backed and Asset-Backed Securities:
Agency Residential Mortgage-Backed Securities	—	407,619	—	407,619
Residential Mortgage Obligations	—	54,104	—	54,104
Asset-Backed Securities	—	328,753	—	328,753
Commercial Mortgage-Backed Securities	—	160,904	—	160,904
Subtotal	$—	$951,380	$—	$951,380
Corporate Exposures	—	897,479	—	897,479
Total Fixed Maturities	$178,251	$2,878,803	$—	$3,057,054
Equity Securities:
Common Stocks	$52,439	$—	$—	$52,439
Preferred Stocks	—	183,542	—	183,542
Total Equity Securities	$52,439	$183,542	$—	$235,981
Short-Term Investments	6,480	—	—	6,480
Total Assets Measured at Fair Value	$237,170	$3,062,345	$—	$3,299,515
Senior Notes	$—	$277,951	$—	$277,951
Total Liabilities Measured at Fair Value	$—	$277,951	$—	$277,951

Other financial assets and liabilities including Cash, Premium Receivable, Reinsurance Recoverable and Reinsurance Balances Payable are carried at cost, which approximates fair value. Our Company has overseas deposits in Other Invested Assets of $40.7 million and $28.8 million at September 30, 2018 and December 2017, respectively, which is measured at fair value using the net asset value (“NAV”) as a practical expedient.

Our Company did not have any transfers between Level 1 and Level 2 classifications for the three and nine months ended September 30, 2018 and 2017.

As of September 30, 2018, our Company did not have any Level 3 assets.

NOTE 6. GOODWILL AND INTANGIBLE ASSETS

Goodwill

The following table shows an analysis of goodwill by reporting segment:

	Nine Months Ended September 30, 2018
	U.S.	Int'l
amounts in thousands	Insurance	Insurance	Total
Goodwill at Beginning of the Period	$1,978	$2,482	$4,460
Goodwill Acquired	—	12,703	12,703
Foreign Currency Translation Adjustment	—	81	81
Goodwill at End of the Period	$1,978	$15,266	$17,244

The Goodwill Acquired primarily relates to expected synergies from combining operations of the NICE Group and is not expected to be deductible for tax purposes. Included in the Goodwill Acquired is an increase of $1.4 million from the amount initially recorded at June 30, 2018, as a result of a measurement period adjustment to the fair value of the ASCO customer relationships intangible asset. See the “Intangibles” section below for further information.

Intangibles

The gross carrying value and weighted average amortization period of intangible assets by type at September 30, 2018 was as follows:

	As of September 30, 2018
amounts in thousands	Gross Carrying Amount	Accumulated Amortization	Weighted Average Amortization Period
Finite-Lived Assets
ASCO Customer Relationships	$3,383	$(85)	10 years
ASCO VOBA	1,711	(107)	4 years
BDM Broker Networks	1,012	(17)	15 years
BDM Trade Name	498	(124)	1 year
Total	$6,604	$(333)
Indefinite-Lived Assets
ASCO European Licenses	$2,489	indefinite
NUAL Lloyd's Syndicate Capacity	2,136	indefinite
Total	$4,625

During the three months ended September 30, 2018, as part of our business combination accounting within the measurement period, the Company recorded an adjustment to the fair value of the ASCO customer relationships intangible asset. The adjustment resulted from additional analysis of the duration of customer contracts, which decreased the useful life of the intangible asset from 15 to 10 years. As a result, the fair value of the intangible asset decreased by $1.4 million from the amount initially recorded at June 30, 2018.

The amortization of the Finite-Lived Assets was recognized within Other Operating Expenses on our Consolidated Statements of Income (Loss) with the exception of the amortization of the VOBA asset, which was recognized within Commission Expenses.

The estimated remaining amortization expense for the finite-lived intangible assets is as follows:

amounts in thousands	Total
2018	$333
2019	1,082
2020	834
2021	834
2022	620
2023 and thereafter	2,568
Total	$6,271

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

The following table summarizes our Company’s Reserves for Losses and LAE activity for the nine months ended September 30, 2018 and 2017:

	For the Nine Months Ended September 30,
amounts in thousands	2018	2017
Net Reserves for Losses and LAE at Beginning of Year	$1,705,380	$1,510,451
Acquired Net Reserves	16,159	—
Provision for Losses and LAE for Claims Occurring in the Current Year	603,564	578,272
Increase (Decrease) in Estimated Losses and LAE for Claims Occurring in Prior Years	19,814	44,609
Incurred Losses and LAE	$623,378	$622,881
Losses and LAE Paid for Claims Occurring During:
Current Year	(65,445)	(75,707)
Prior Years	(420,870)	(358,684)
Losses and LAE Payments	$(486,315)	$(434,391)
Foreign Currency Adjustment	(4,982)	11,688
Net Reserves for Losses and LAE at End of Period	1,853,620	1,710,629
Reinsurance Recoverables on Unpaid Losses and LAE	780,215	847,505
Gross Reserves for Losses and LAE at End of Period	$2,633,835	$2,558,134

For the nine months ended September 30, 2018, our Incurred Losses and LAE increased $0.5 million as compared to the same period in 2017, with an increase due to growth in Net Earned Premium over the prior year largely offset by a higher level of catastrophe losses and prior year reserve strengthening in 2017.

The nine months ended September 30, 2018 recognized total net catastrophe losses of $12.6 million, which included losses from Typhoon Jebi and Hurricane Florence. This compared to total net catastrophe losses of $77.9 million for the same period in 2017, which included losses from Hurricanes Harvey, Irma, and Maria (the “Hurricane events”) and the Puebla, Mexico Earthquake.

The nine months ended September 30, 2018 recognized $19.8 million of net prior AY reserve strengthening primarily driven by our Primary Casualty division within the U.S. Insurance P&C operating segment due to significant loss development within our Premises product. This compares to $44.6 million of net prior accident year reserve strengthening for the same period in 2017 primarily related to loss development in our Int’l Insurance reporting segment, large loss activity in our U.S. D&O division, strengthening of our U.S. casualty business and the settlement of a large claim in our GlobalRe reporting segment.

For the nine months ended September 30, 2018, our Losses and LAE Payments increased $51.9 million as compared to the same period in 2017, primarily due to increased claim payments associated with growth in our business and the catastrophe activity occurring in the third quarter of 2017.

Our September 30, 2018 Net Reserves for Losses and LAE includes estimated amounts for numerous catastrophe events. We caution that the magnitude and complexity of losses arising from these events inherently increases the level of uncertainty and therefore the level of management judgment involved in arriving at our estimated Net Reserves for Losses and LAE. As a result, our actual losses for these events may ultimately differ materially from our current estimates.

NOTE 8. CEDED REINSURANCE

As of September 30, 2018, the credit quality distribution of our Company’s reinsurance recoverable of $1.1 billion for ceded paid losses, ceded unpaid losses and LAE, and ceded unearned premiums based on insurer financial strength ratings from A.M. Best or S&P was not significantly different from the credit quality distribution as of December 31, 2017.

Our allowance for uncollectible reinsurance was $12.6 million as of September 30, 2018 and December 31, 2017.

As of September 30, 2018, the list of our 10 largest reinsurers measured by the amount of reinsurance recoverable for ceded losses and LAE and ceded unearned premium, together with the reinsurance recoverable and collateral, was similar to the list as of December 31, 2017.

NOTE 9. DEBT

During the first quarter of 2018, the Company reclassified certain overseas deposits from Short-Term Investments to Other Invested Assets. Refer to Note 1. Organization & Summary of Significant Accounting Policies. Although the nature of the investments did not change, this reclassification caused the Company to exceed a covenant of our Club Facility that sets a limitation on other investments as a percentage of total investments. During the second quarter of 2018, our Company received a waiver of compliance with respect to this covenant, which was subsequently amended to increase the percentage of other investments permitted. As of September 30, 2018, our Company was in compliance with all covenants for our Club Facility, Senior Notes, Australian Facility and Bilateral Facility.

NOTE 10. COMMITMENTS AND CONTINGENCIES

In 2013, the State of Connecticut (“the State”) awarded our Company up to $11.5 million ($8.0 million in loans and $3.5 million in grants) to move our corporate headquarters to Stamford, Connecticut. The loan is non-interest bearing, has a term of 10 years and is subject to forgiveness based on our compliance with certain conditions set forth in the agreement with the State. The amount of the loan to be received is dependent on our Company reaching certain milestones for creation of new jobs over a five-year period, and the funds are to be used to offset certain equipment purchases, facility costs, training of employees and other eligible project-related costs. As of September 30, 2018, our Company has received all of the award and earned a loan forgiveness credit of $7.0 million with the State. Our Company is recognizing the amount of loan and grants received over the period in which offsetting expenses are recognized. Our Company recognized $0.3 million and $1.0 million of the incentive for the three and nine months ended September 30, 2018, respectively. As of September 30, 2018 and December 31, 2017, our Company has deferred revenue of $5.0 million and $4.4 million, respectively, which is included in Other Liabilities on the Consolidated Balance Sheets.

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

On August 22, 2018, our Company entered into a Merger Agreement with The Hartford. In accordance with the terms of the Merger Agreement, our Company would be obligated to pay The Hartford a $68.25 million termination fee if the Merger Agreement is terminated for certain reasons outlined in the Merger Agreement. Our Company is obligated to reimburse the Hartford for its transaction-related expenses, up to $7.0 million, if the Merger Agreement is terminated due to our Company’s stockholders failing to adopt the Merger Agreement, provided that any such transaction-related expenses reimbursed by our Company would be credited toward any termination fee.

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

The activity related to our Company's restricted stock unit awards was as follows:

	Nine Months Ended September 30, 2018
	Number of Awards	Weighted Average Grant Date Fair Value (1)
Nonvested at the beginning of the period	159,539	$41.60
Granted	24,593	$50.01
Vested (2)	(76,168)	$35.23
Forfeited	(7,000)	$38.00
Nonvested at the end of the period	100,964	$48.70

(1)	Fair value is based on the closing price of our common shares on the NASDAQ on the grant date.
(2)

This amount represents the gross number of shares vested before any share forfeiture to pay required tax withholdings. For the nine months ended September 30, 2018 share awards of 29,954 were withheld for tax payments at a weighted average vest date fair value of $56.83.

The activity related to our Company's performance-based equity awards was as follows:

	Nine Months Ended September 30, 2018
	Number of Awards	Weighted Average Grant Date Fair Value (1)
Nonvested at the beginning of the period	966,361	$43.39
Granted	247,554	$54.15
Performance Adjustment	(59,833)	$37.25
Vested (2)	(274,299)	$37.25
Forfeited	(34,250)	$46.00
Nonvested at the end of the period	845,533	$48.86

(1)	Fair value is based on the closing price of our common shares on the NASDAQ on the grant date.
(2)

This amount represents the gross number of shares vested before any share forfeiture to pay required tax withholdings. For the nine months ended September 30, 2018 share awards of 117,005 were withheld for tax payments at a weighted average vest date fair value of $55.65.

Awards that remain outstanding at the time of the Merger will be treated as follows in accordance with the Merger Agreement:

Each performance unit award granted prior to January 1, 2017, and each tranche of a restricted stock unit award that vests prior to January 1, 2020, that was granted prior to January 1, 2019, and that is payable in shares (together, the “2019 Vesting Company Awards”) will be converted into the right to receive an amount in cash equal to the product of (x) the Merger Consideration multiplied by (y) the number of restricted stock units in the applicable tranche or, in the case of performance unit awards, the target number of shares, in each case subject to the 2019 Vesting Company Award immediately prior to the Merger.

Each performance unit award granted on or after January 1, 2017 and prior to January 1, 2019, and each tranche of a restricted stock unit award that vests on or after January 1, 2020, that was granted prior to January 1, 2019, and that is payable in shares (together, the “2020 Vesting Company Awards”) will be canceled and converted into the right to receive a cash payment equal to the product of (x) the Merger Consideration multiplied by (y) the number of restricted stock units in the applicable tranche or, in the case of performance units, the target number of shares, in each case subject to the 2020 Vesting Company Award immediately prior to the Merger; provided that the right to a cash payment with respect to a 2020 Vesting Company Award shall be subject to the same vesting and payment schedules as the 2020 Vesting Company Award it replaces (other than performance-based vesting conditions).

NOTE 12. STOCKHOLDERS’ EQUITY

On August 9, 2018 our Board of Directors declared a cash dividend of $0.07 per share that was paid on September 21, 2018. During the three months ended September 30, 2017, a dividend of $0.06 per share was declared and paid.

During the nine months ended September 30, 2018 and 2017, dividends of $0.21 and $0.165 per share were declared and paid, respectively.

The declaration and amount of any future dividend will be at the discretion of the Board of Directors, and will depend upon many factors, including financial condition, results of operations, business requirements, regulatory and legal constraints and other factors the Board of Directors deems relevant.

NOTE 13. SUBSEQUENT EVENTS

On November 7, 2018, we amended and restated the Club Facility (the “Restated Club Facility”). The Restated Club Facility has two tranches with one tranche extending a $165.0 million commitment and the other tranche extending a £60.0 million commitment. The Restated Club Facility will be used to support the Company’s capacity at its Lloyd’s of London operations for the 2019 and 2020 underwriting years of accounts, as well as prior open years.

On November 7, 2018, our Board of Directors declared a cash dividend on our Company’s Common Stock of $0.07 per share, payable on December 21, 2018 to stockholders of record on November 30, 2018.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

Some of the statements in this Quarterly Report on Form 10-Q are “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact included in or incorporated by reference in this Quarterly Report are forward-looking statements. Whenever used in this report, the words “estimate,” “expect,” “believe,” “may,” “will,” “intend,” “continue” or similar expressions or their negative are intended to identify such forward-looking statements. Forward-looking statements are derived from information that we currently have and assumptions that we make, and are subject to a number of risks and uncertainties, including those described in the “Risk Factors” section of our 2017 Annual Report on Form 10-K and Part II, Item 1A “Risk Factors,” included in this Form 10-Q. We operate in a competitive environment, with new risks emerging from time to time. We cannot assure you that anticipated results will be achieved, since actual results may differ materially because of both known and unknown risks and uncertainties which we face.

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

U.S. GAAP and Non-GAAP Financial Performance Metrics

Throughout this Quarterly Report, we present our operations in the way we believe will be most meaningful, useful and transparent to anyone using this financial information to evaluate our performance. In addition to the presentation of Net Income (Loss), Book Value, Book Value per Share, Net Losses and LAE Reserves and Combined Ratio, we show certain non-GAAP financial measures as defined in Regulation G that we believe are valuable in managing our business and drawing comparisons to our peers. These non-GAAP measures are Net Operating Earnings (Loss) and Underwriting Profit (Loss).

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

Net Operating Earnings (Loss)

Net Operating Earnings (Loss) is a “non-GAAP financial measure” as defined in Regulation G. Net Operating Earnings (Loss) is comprised of Net Income (Loss) excluding After-Tax adjustments, including: Total Net Realized and Unrealized Gains (Losses), Foreign Exchange Gains (Losses), the Net Gain on Disposition of Product Line, and Merger Transaction Costs recognized in our Consolidated Statements of Income (Loss). We believe that this presentation reflects the underlying fundamentals of our business.

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

Underwriting Profit (Loss)

Underwriting Profit (Loss) represents one measure of the pre-tax profitability of our insurance operations and is derived by subtracting the following from Net Earned Premiums: Net Losses and LAE Incurred, Commission Expenses, Other Operating Expenses and Other Underwriting Income (Expense). This information is available in total and by segment in Note 3 – Segment Information in the Interim Consolidated Financial Statements. The nearest comparable GAAP measure is Income (Loss) Before Income Taxes which, in addition to Net Underwriting Profit (Loss), includes Net Investment Income, Total Net Realized and Unrealized Gains (Losses) recognized in our Consolidated Statements of Income (Loss), Interest Expense, Other Income (Loss), and Merger Transaction Costs. While this measure is presented in the footnotes to the Interim Consolidated Financial Statements, it is considered a “non-GAAP financial measure” as defined in Regulation G when presented elsewhere on a consolidated basis.

A reconciliation of total Net Underwriting Profit (Loss) and its components to Income (Loss) Before Income Taxes (the nearest GAAP financial measure) can be found in Item 1, Note 3 – Segment Information to the Interim Consolidated Financial Statements and in Item 2, Segment Results. We believe that presentation of Net Underwriting Profit (Loss) provides investors with an enhanced understanding of our results of operations, by highlighting the underlying pre-tax profitability of our underwriting activities.

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

Unless the context requires otherwise, the terms “we,” “us,”, “our” or “our Company” are used to mean The Navigators Group, Inc., a Delaware holding company established in 1982, and its subsidiaries. The term “Parent Company” is used to mean The Navigators Group, Inc. without its subsidiaries.

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

On February 7, 2018, certain wholly owned subsidiaries of our Company entered into a Renewal Rights Agreement with Thomas Miller Specialty Underwriting Agency Limited and Thomas Miller & Co Limited (collectively “Thomas Miller”), pursuant to which Thomas Miller agreed to acquire the renewal rights to our Company’s fixed-premium protection and indemnity business. During the first quarter of 2018, our Company recorded a gain from this transaction. Our Company agreed to continue to underwrite such business from February 8, 2018 through an end date of August 31, 2018, which was originally June 30, 2018, while all transitional arrangements are put in place, and ceded 100% of such business through a quota share agreement. After August 31, 2018 this business renewed through Thomas Miller. Our Company remains responsible for all losses incurred on such business written prior to February 8, 2018, and our Company continues to participate in the protection and indemnity market primarily through reinsurance of mutual clubs via our Lloyd’s of London (“Lloyd’s”) syndicate, Syndicate 1221.

During the second quarter of 2018, our Company established a wholly owned subsidiary, Navigators Holding (Europe) NV, which on June 7, 2018 (the “acquisition date”), acquired a 100% ownership interest in Bracht, Deckers & Mackelbert NV, an insurance underwriting agency organized under the laws of Belgium (“BDM”), Assurances Continentales – Continentale Verzekeringen NV, an insurance company licensed under the laws of Belgium (“ASCO”), and a wholly-owned subsidiary of ASCO, Canal Re S.A., a reinsurance company licensed under the laws of the Grand Duchy of Luxembourg (“Canal Re”). The acquisition of all three of these entities will be referred to as the “Acquisition” and the group of companies will be referred to as the Navigators Insurance Company Europe Group (the “NICE Group”). The Acquisition was undertaken as part of the Company’s strategy of expanding to more brokers and insureds across Europe and reinforces the Company’s presence in the European Union’s single market. We anticipate that this will enable the Company to better serve its European clients after Brexit, and will also provide opportunity to reach a wider European audience. The underwriting results of the acquired business from the NICE Group are included in the Int’l Insurance reporting segment, with no new operating segments resulting from the acquisition.

On August 22, 2018, our Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with The Hartford Financial Services Group, Inc. (“The Hartford”). The Merger Agreement provides that, subject to the terms and conditions set forth therein, our Company will merge with an existing subsidiary of the Hartford, with our Company surviving as a wholly owned subsidiary of The Hartford (the “Merger”). Pursuant to the Merger Agreement, at the effective time of the Merger, holders of the Company’s common shares will be entitled to receive consideration of $70.00 in cash per common share. The Merger is expected to close in the first half of 2019, subject to the receipt of regulatory approvals and other customary closing conditions.

Financial Highlights – Selected Indicators

	Three Months Ended		Nine Months Ended
amounts in thousands, except per share amounts	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Results of Operations Data:
Net Earned Premiums	$347,038	$301,355	$1,000,680	$881,321
Net Investment Income	25,651	22,598	73,954	66,311
Underwriting Profit (Loss)	(18,492)	(66,090)	14,229	(48,123)
Net Income (Loss)	4,625	(27,979)	67,607	13,633
Net Income (Loss) per Diluted Share	$0.15	$(0.95)	$2.24	$0.45
Net Cash provided by Operating Activities	$184,368	$149,847	$267,089	$222,751

amounts in thousands, except per share amounts	As of September 30, 2018	As of December 31, 2017
Balance Sheet Data:
Total Assets	$5,548,327	$5,224,622
Total Shareholders' Equity	$1,231,828	$1,225,965
Book Value per Share	$41.38	$41.55

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

We report our results of operations consistent with the manner in which our Chief Operating Decision Maker reviews the business to assess performance of our four reportable segments: U.S. Insurance, Int’l Insurance, GlobalRe and Corporate.

Results of Operations

The following table presents a summary of our consolidated financial results for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended September 30,		Nine Months Ended September 30,		% Change
amounts in thousands, except per share amounts	2018	2017	2018	2017	QTD	YTD
Gross Written Premiums	$455,943	$402,038	$1,448,403	$1,304,522	13.4%	11.0%
Ceded Written Premiums	(103,531)	(106,022)	(323,437)	(338,061)	(2.3%)	(4.3%)
Net Written Premiums	352,412	296,016	1,124,966	966,461	19.1%	16.4%
Net Earned Premiums	347,038	301,355	1,000,680	881,321	15.2%	13.5%
Net Losses and LAE	(240,900)	(276,171)	(623,378)	(622,881)	(12.8%)	0.1%
Commission Expenses	(57,999)	(45,509)	(165,344)	(141,526)	27.4%	16.8%
Other Operating Expenses	(67,584)	(45,773)	(198,692)	(165,077)	47.6%	20.4%
Other Underwriting Income	953	8	963	40	NM	NM
Underwriting Profit (Loss)	$(18,492)	$(66,090)	$14,229	$(48,123)	(72.0%)	NM
Net Investment Income	25,651	22,598	73,954	66,311	13.5%	11.5%
Total Net Realized and Unrealized Gains	2,563	4,218	3,667	5,868	(39.2%)	(37.5%)
Interest Expense	(3,891)	(3,862)	(11,619)	(11,584)	0.8%	0.3%
Other Income (Loss)	771	(1,707)	3,272	(1,082)	NM	NM
Merger Transaction Costs	(2,439)	—	(2,439)	—	NM	NM
Income (Loss) Before Income Taxes	$4,163	$(44,843)	$81,064	$11,390	NM	NM
Income Tax (Expense) Benefit	462	16,864	(13,457)	2,243	(97.3%)	NM
Net Income (Loss)	$4,625	$(27,979)	$67,607	$13,633	NM	NM
Net Income (Loss) per Basic Share	$0.16	$(0.95)	$2.28	$0.46
Net Income (Loss) per Diluted Share	$0.15	$(0.95)	$2.24	$0.45
Effective Tax Rate	(11.1%)	37.6%	16.6%	(19.7%)
Losses and LAE Ratio	69.4%	91.6%	62.3%	70.7%
Commission Expense Ratio	16.7%	15.1%	16.5%	16.1%
Other Operating Expense Ratio (1)	19.2%	15.2%	19.8%	18.7%
Combined Ratio	105.3%	121.9%	98.6%	105.5%

(1) -	Includes Other Operating Expenses and Other Underwriting Income.
NM -	Percentage change not meaningful

The following tables calculate our Net Operating Earnings (Loss) for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended September 30, 2018			Three Months Ended September 30, 2017			% Change
amounts in thousands, except per share amounts	Pre-Tax	Tax (1)	After-Tax	Pre-Tax	Tax (1)	After-Tax	QTD
Net Income (Loss)	$4,163	$462	$4,625	$(44,843)	$16,864	$(27,979)	NM
Adjustments to Net Income (Loss):
Total Net Realized and Unrealized Gains	(2,563)	538	(2,025)	(4,218)	1,477	(2,741)	(26.1%)
FX Losses (Gains)	(706)	148	(558)	1,675	(586)	1,089	NM
Merger Transaction Costs	2,439	(302)	2,137	—	—	—	NM
Net Operating Earnings (Loss)	$3,333	$846	$4,179	$(47,386)	$17,755	$(29,631)	NM
Average Common Shares Outstanding:
Basic			29,768			29,500
Diluted			30,184			29,500
Net Operating Earnings (Loss) per Common Share:
Basic			$0.14			$(1.00)
Diluted			$0.14			$(1.00)

(1) -	Tax impact is estimated by applying the statutory rates of applicable jurisdictions, after consideration of any other relevant factors.
NM -	Percentage change not meaningful

	Nine Months Ended September 30, 2018			Nine Months Ended September 30, 2017			% Change
amounts in thousands, except per share amounts	Pre-Tax	Tax (1)	After-Tax	Pre-Tax	Tax (1)	After-Tax	YTD
Net Income	$81,064	$(13,457)	$67,607	$11,390	$2,243	$13,633	NM
Adjustments to Net Income:
Total Net Realized and Unrealized Gains	(3,667)	770	(2,897)	(5,868)	2,055	(3,813)	(24.0%)
FX Losses (Gains)	(1,770)	371	(1,399)	1,015	(355)	660	NM
Net Gain on Disposition of Product Line	(948)	199	(749)	—	—	—	NM
Merger Transaction Costs	2,439	(302)	2,137	—	—	—	NM
Net Operating Earnings	$77,118	$(12,419)	$64,699	$6,537	$3,943	$10,480	NM
Average Common Shares Outstanding:
Basic			29,699			29,419
Diluted			30,160			30,006
Net Operating Earnings per Common Share:
Basic			$2.18			$0.36
Diluted			$2.15			$0.35

(1) -	Tax impact is estimated by applying the statutory rates of applicable jurisdictions, after consideration of any other relevant factors.
NM -	Percentage change not meaningful

Underwriting Profit (Loss)

Quarter to Date Variance

The Company’s Underwriting Loss of $18.5 million for the three months ended September 30, 2018, decreased by $47.6 million, compared to an Underwriting Loss of $66.1 million for the three months ended September 30, 2017.

The decrease in the Underwriting Loss was significantly impacted by a lower Net Current AY Losses and LAE Ratio largely due to a lower level of catastrophe losses with $11.8 million of net catastrophe losses net of RRPs in 2018 related to Typhoon Jebi and Hurricane Florence compared to $75.1 million of net catastrophe losses inclusive of net RRPs in 2017 related to Hurricanes Harvey, Irma, and Maria (the “Hurricane events”) and the Puebla, Mexico Earthquake. Also contributing to the decrease in Underwriting Loss was a $13.0 million decrease in Net Prior Accident Year Reserve Strengthening and the impact of growth in Net Earned Premiums across all of our reporting segments.

These decreases in the Underwriting Loss were partially offset by an increase in Other Operating Expenses primarily due to reductions to performance-based incentive compensation during 2017 combined with an increase in 2018 in employee expenses, professional service fees and information technology costs associated with new business initiatives and expansion of our global platform. Also partially offsetting the decreases to Underwriting Loss was an increase in the Commission Expense Ratio primarily driven by our Int’l Insurance reporting segment.

Year to Date Variance

Underwriting Profit was $14.2 million for the nine months ended September 30, 2018, increasing $62.4 million, from an Underwriting Loss of $48.1 million for the nine months ended September 30, 2017.

This increase to Underwriting Profit was largely attributable to a lower Net Current AY Losses and LAE Ratio primarily due to a lower level of catastrophe losses primarily related to the same events as noted in the quarter to date variance. Also contributing to the increase was a $24.8 million decrease in Net Prior Accident Year Reserve Strengthening and the impact of growth in Net Earned Premiums across all of our reporting segments.

These increases contributing to an Underwriting Profit from an Underwriting Loss were partially offset by an increase in Other Operating Expenses attributable to the same drivers as the quarter to date variance. Also partially offsetting the increases to Underwriting Profit was an increase in the Commission Expense Ratio primarily driven by our GlobalRe and Int’l Insurance reporting segments.

For more detail on Underwriting Profit (Loss), see the U.S. Insurance, Int’l Insurance and GlobalRe reporting segment results sections included herein.

A major component of our Underwriting Profit (Loss) is Net Losses and LAE. The following table presents the current and prior accident year (“AY”) changes in our Net Losses and LAE Ratio for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended September 30,		Point
	2018	2017	Change
Net Losses and LAE Ratio	69.4%	91.6%	(22.2)
Net Prior AY Reserve (Release)/Strengthening	4.7%	9.8%	(5.1)
Net Current AY Losses and LAE Ratio	64.7%	81.8%	(17.1)

	Nine Months Ended September 30,		Point
	2018	2017	Change
Net Losses and LAE Ratio	62.3%	70.7%	(8.4)
Net Prior AY Reserve (Release)/Strengthening	2.0%	5.1%	(3.1)
Net Current AY Losses and LAE Ratio	60.3%	65.6%	(5.3)

Quarter to Date Variance

For the three months ended September 30, 2018, our Reported Net Losses and LAE Ratio decreased 22.2 points as compared to the same period in 2017 driven by:

Prior Year Reserve Development

For the three months ended September 30, 2018, our Net Prior AY Losses and LAE Ratio decreased 5.1 points as compared to the same period in 2017 driven by:

•	The three months ended September 30, 2018 recognized $16.5 million of Net Prior AY Reserve Strengthening, primarily attributable to the Premises line within our U.S. P&C operating segment.
•

The three months ended September 30, 2017 recognized $29.5 million of Net Prior AY Reserve Strengthening. This strengthening was primarily related to our Professional Liability and P&C operating segments within our U.S. Insurance reporting segment and our Marine, P&C and Professional Liability operating segments within our Int’l Insurance reporting segment.

Changes in the Current Accident Year Loss Ratio

For the three months ended September 30, 2018, our Net Current AY losses and LAE Ratio decreased 17.1 points as compared to the same period in 2017 primarily driven by a reduced level of catastrophe losses.

Year to Date Variance

For the nine months ended September 30, 2018, our Reported Net Losses and LAE Ratio decreased 8.4 points as compared to the same period in 2017 driven by:

Prior Year Reserve Development

For the nine months ended September 30, 2018, our Net Prior AY Losses and LAE Ratio decreased 3.1 points as compared to the same period in 2017 driven by:

•

The nine months ended September 30, 2018 recognized $19.8 million of Net Prior AY Reserve Strengthening. This strengthening was attributable to unfavorable net non-catastrophe related loss emergence within our Int’l Insurance reporting segment and the Premises line within our U.S. P&C operating segment, partially offset by net catastrophe loss releases primarily related to the Hurricane events and the Puebla, Mexico Earthquake that occurred in the third quarter of 2017.

•

The nine months ended September 30, 2017 recognized $44.6 million of Net Prior AY Reserve Strengthening attributable to strengthening of our Professional Liability and P&C operating segments within our U.S. Insurance reporting segment, strengthening our Marine, P&C and Professional Liability operating segments within our Int’l Insurance reporting segment and the settlement of a large Accident and Health (“A&H”) claim in our GlobalRe reporting segment.

Changes in the Current Accident Year Loss Ratio

For the nine months ended September 30, 2018, our Net Current AY losses and LAE Ratio decreased 5.3 points as compared to the same period in 2017 attributable to the same drivers as the quarter to date variance.

Net Investment Income

Our Net Investment Income was derived from the following sources:

	Three Months Ended September 30,		Nine Months Ended September 30,
amounts in thousands	2018	2017	2018	2017
Fixed Maturities	$22,733	$19,491	$65,504	$57,019
Equity Securities	3,052	3,774	9,138	11,337
Short-Term Investments, Cash & Cash Equivalents	509	84	1,151	254
Other Invested Assets	159	166	486	408
Total Investment Income	$26,453	$23,515	$76,279	$69,018
Investment Expenses	(802)	(917)	(2,325)	(2,707)
Net Investment Income	$25,651	$22,598	$73,954	$66,311

Quarter and Year to Date Variance

The increase in Net Investment Income for the three and nine months ended September 30, 2018 as compared to the same period in the prior year was due to an increase in yields and growth of invested assets in the Fixed Maturities portfolio. The annualized pre-tax yield, excluding Total Net Realized and Unrealized Gains and Losses recognized in our Results of Operations, for the three months ended September 30, 2018 was 2.8% compared to 2.7% for the same period in 2017. The annualized pre-tax yield, excluding Total Net Realized and Unrealized Gains and Losses recognized in our Results of Operations, for the nine months ended September 30, 2018 was 2.8%, compared to 2.7% for the same period in 2017.

As part of our overall investment strategy, we seek to build a tax efficient investment portfolio by maintaining an allocation of tax- exempt municipal bonds. The tax-exempt portion of our Fixed Maturities portfolio was 16.6% at September 30, 2018 as compared to 20.2% at September 30, 2017. Additionally, substantially all of our equity portfolio is invested in tax efficient securities which qualify for the dividends received deduction. The tax equivalent yield for the three months ended September 30, 2018 and 2017 was 3.0% and 3.1%, respectively. The tax equivalent yield for the nine months ended September 30, 2018 and 2017 was 3.0% and 3.1%, respectively. The decrease in the tax equivalent yield is due to the Tax Cuts and Jobs Act enacted on December 22, 2017 (the “Tax Act”), which resulted in lower tax benefits associated with the tax exempt portions of our investment portfolio.

OTTI Losses Recognized in Earnings

Quarter and Year to Date Variance

Our Company had no credit related OTTI losses during the three months ended September 30, 2018 and had two credit related OTTI losses totaling $1.0 million in our equity portfolio during the three months ended September 30, 2017. Our Company had no credit related OTTI losses during the nine months ended September 30, 2018. Our Company had four credit related OTTI losses totaling $2.1 million in our equity portfolio during the nine months ended September 30, 2017. Upon the adoption of ASU 2016-01 as of January 1, 2018, changes in the fair value of Equity Securities are now recognized in Net Income.

Net Realized Gains and Losses on Investments Sold

Net Realized Gains and Losses on Investments Sold, excluding OTTI Losses Recognized in Earnings, for the periods indicated were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
amounts in thousands	2018	2017	2018	2017
Fixed Maturities:
Gains	$331	$2,589	$3,678	$3,401
Losses	(369)	(900)	(1,125)	(3,114)
Fixed Maturities, Net	$(38)	$1,689	$2,553	$287

Short-Term Investments, Cash & Cash Equivalents:
Gains	$107	$758	$189	$984
Losses	(71)	(14)	(266)	(139)
Short-Term, Net	$36	$744	$(77)	$845

Other Invested Assets:
Gains	$9	$9	$78	$30
Losses	(50)	(97)	(136)	(232)
Other Invested Assets, Net	$(41)	$(88)	$(58)	$(202)

Equity Securities:
Gains	$347	$2,863	$1,102	$7,249
Losses	(51)	(18)	(310)	(246)
Equity Securities, Net	$296	$2,845	$792	$7,003
Net Realized Gains on Investments Sold	$253	$5,190	$3,210	$7,933

Quarter and Year to Date Variance

Net Realized Gains and Losses are generated as part of the normal ongoing management of our investment portfolio. Net Realized Gains of $0.3 million and $3.2 million for the three and nine months ended September 30, 2018, respectively, are due to the sale of Municipal bonds as we re-evaluate this asset class in light of the tax changes enacted as part of the Tax Act in 2017. Additionally, the sale of Corporate bonds and Preferred Stocks within our Equity portfolio also contributed to the Net Realized Gains. Net Realized Gains of $5.1 million and $7.9 million for the three and nine months ended September 30, 2017, respectively, are primarily due to the sale of Common Equity Securities, partially offset by foreign currency losses on our Canadian denominated Foreign Government Bonds.

Net Unrealized Gains and Losses on Investments at Fair Value through Net Income

Quarter and Year to Date Variance

For the three and nine months ended September 30, 2018, our Company had $2.3 and $0.5 million of net unrealized gains, respectively, on our Equity Securities, which were recognized in Net Income pursuant to ASU 2016-01, which we adopted effective January 1, 2018.

Interest Expense

Quarter and Year to Date Variance

Interest Expense was $3.9 million and $11.6 million for the three and nine months ended September 30, 2018, respectively, relating to our $265.0 million principal amount of the Senior Notes. The effective interest rate related to the Senior Notes, based on the proceeds net of discount and all issuance costs, is approximately 5.86%.

Other Income (Loss)

Quarter to Date Variance

Other Income (Loss) for the three months ended September 30, 2018 was $1.7 million compared to $(1.7) million for the same period in 2017. The income for the three months ended September 30, 2018 was attributable to managing agent fee income and net realized and unrealized foreign exchange gains driven by the re-measurement of net insurance related liabilities impacted by the strengthening of the U.S. Dollar against the Great British pound and Euro. The loss for the three months ended September 30, 2017 was attributable to net realized and unrealized foreign exchange losses driven by the re-measurement of net insurance related liabilities impacted by the weakening of the U.S. Dollar against the Great British pound.

Year to Date Variance

Other Income (Loss) for the nine months ended September 30, 2018 was $4.2 million compared to $(1.0) million for the same period in 2017. The Other Income for the nine months ended September 30, 2018 was attributable to net realized and unrealized foreign exchange gains driven by the re-measurement of net insurance related liabilities impacted by the strengthening of the U.S. Dollar against the Great British pound and Euro, revenue from the sale of renewal rights for our Company’s fixed-premium protection and indemnity business during the first quarter, and managing agent fee income. The loss for the nine months ended September 30, 2017 was attributable to net realized and unrealized foreign exchange losses driven by the re-measurement of net insurance related liabilities impacted by the weakening of the U.S. Dollar against the Great British pound.

Merger Transaction Costs

Merger Transaction Costs for the three and nine months ended September 30, 2018 were $2.4 million. These costs represent expenses incurred that are associated with the Merger and are unrelated to our ongoing operations.

Income Taxes

The income tax provision has been computed based on our estimated interim annual Effective Tax Rate incorporating discrete items. Our Effective Tax Rate for the quarter and year-to-date differs from the federal tax rate of 21% primarily due to tax-exempt investment income, the dividends received deduction, Transition Tax benefit, and an excess tax benefit related to the vesting of stock compensation at fair market value. During the three and nine months ended September 30, 2018, the tax rates were impacted by the lowered statutory tax rate from 35% in 2017 to 21% in 2018 under the Tax Act and changes to pre-tax income.

Quarter to Date Variance

We recorded an Effective Tax Rate of (11.1)% for the three months ended September 30, 2018 compared to 37.6% for the same period in 2017. The tax benefit for the three months ended September 30, 2018 was the result of a lower level of pretax earnings driven by an underwriting loss during the third quarter of 2018 and a consistent level of permanent tax adjustments. This compares to the third quarter of 2017 which incurred large catastrophe losses driving a pretax loss resulting in a tax benefit.

Year to Date Variance

We recorded an Effective Tax Rate of 16.6% for the nine months ended September 30, 2018 compared to (19.7%) for the same period in 2017. The tax benefit for the nine months ended September 30, 2017 was the result of a lower level of pretax earnings driven by catastrophe losses incurred during 2017 and a consistent level of permanent tax adjustments.

Segment Results

The following tables summarize our Consolidated Financial Results by reporting segment for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended September 30, 2018
	U.S.	Int'l
amounts in thousands	Insurance	Insurance	GlobalRe	Corporate (1)	Total
Gross written premiums	$280,183	$117,376	$58,384	$—	$455,943
Ceded written premiums	(72,615)	(29,020)	(1,896)	—	(103,531)
Net written premiums	$207,568	$88,356	$56,488	$—	$352,412
Retention Ratio	74.1%	75.3%	96.8%	—	77.3%
Net Earned Premiums	$188,504	$95,226	$63,308	$—	$347,038
Net Losses and LAE	(141,182)	(60,275)	(39,443)	—	(240,900)
Commission Expenses	(22,247)	(22,547)	(13,282)	77	(57,999)
Other Operating Expenses	(36,826)	(24,441)	(6,317)	—	(67,584)
Other Underwriting Income (Expense)	65	945	20	(77)	953
Underwriting Profit (Loss)	$(11,686)	$(11,092)	$4,286	$—	$(18,492)
Net Investment Income				25,651	25,651
Total Net Realized and Unrealized Gains				2,563	2,563
Interest Expense				(3,891)	(3,891)
Other Income				771	771
Merger Transaction Costs				(2,439)	(2,439)
Income (Loss) Before Income Taxes	$(11,686)	$(11,092)	$4,286	$22,655	$4,163
Income Tax Benefit				462	462
Net Income					$4,625
Losses and LAE Ratio	74.9%	63.3%	62.3%		69.4%
Commission Expense Ratio	11.8%	23.7%	21.0%		16.7%
Other Operating Expense Ratio (2)	19.5%	24.6%	9.9%		19.2%
Combined Ratio	106.2%	111.6%	93.2%		105.3%

(1) -	Includes Corporate segment intercompany eliminations.
(2) -	Includes Other Operating Expenses and Other Underwriting Income (Expense).

	Three Months Ended September 30, 2017
	U.S.	Int'l
amounts in thousands	Insurance	Insurance	GlobalRe	Corporate (1)	Total
Gross written premiums	$235,052	$113,601	$53,385	$—	$402,038
Ceded written premiums	(64,328)	(38,966)	(2,728)	—	(106,022)
Net written premiums	$170,724	$74,635	$50,657	$—	$296,016
Retention Ratio	72.6%	65.7%	94.9%	—	73.6%
Net Earned Premiums	$169,150	$84,407	$47,798	$—	$301,355
Net Losses and LAE	(135,340)	(81,713)	(59,118)	—	(276,171)
Commission Expenses	(18,286)	(16,201)	(11,233)	211	(45,509)
Other Operating Expenses	(25,375)	(16,388)	(4,010)	—	(45,773)
Other Underwriting Income (Expense)	125	—	94	(211)	8
Underwriting Loss	(9,726)	(29,895)	(26,469)	$—	(66,090)
Net Investment Income				22,598	22,598
Total Net Realized and Unrealized Gains				4,218	4,218
Interest Expense				(3,862)	(3,862)
Other Loss				(1,707)	(1,707)
Income (Loss) Before Income Taxes	$(9,726)	$(29,895)	$(26,469)	$21,247	$(44,843)
Income Tax Benefit				16,864	16,864
Net Loss					$(27,979)
Losses and LAE Ratio	80.0%	96.8%	123.7%		91.6%
Commission Expense Ratio	10.8%	19.2%	23.5%		15.1%
Other Operating Expense Ratio (2)	14.9%	19.4%	8.2%		15.2%
Combined Ratio	105.7%	135.4%	155.4%		121.9%

(1) -	Includes Corporate segment intercompany eliminations.
(2) -	Includes Other Operating Expenses and Other Underwriting Income (Expense).

	Nine Months Ended September 30, 2018
	U.S.	Int'l
amounts in thousands	Insurance	Insurance	GlobalRe	Corporate (1)	Total
Gross written premiums	$808,589	$377,771	$262,043	$—	$1,448,403
Ceded written premiums	(215,340)	(97,790)	(10,307)	—	(323,437)
Net written premiums	$593,249	$279,981	$251,736	$—	$1,124,966
Retention Ratio	73.4%	74.1%	96.1%	—	77.7%
Net Earned Premiums	$541,163	$280,507	$179,010	$—	$1,000,680
Net Losses and LAE	(363,489)	(158,422)	(101,467)	—	(623,378)
Commission Expenses	(63,490)	(62,166)	(40,198)	510	(165,344)
Other Operating Expenses	(112,264)	(68,270)	(18,158)	—	(198,692)
Other Underwriting Income (Expense)	234	945	294	(510)	963
Underwriting Profit (Loss)	$2,154	$(7,406)	$19,481	$—	$14,229
Net Investment Income				73,954	73,954
Total Net Realized and Unrealized Gains				3,667	3,667
Interest Expense				(11,619)	(11,619)
Other Income				3,272	3,272
Merger Transaction Costs				(2,439)	(2,439)
Income (Loss) Before Income Taxes	$2,154	$(7,406)	$19,481	$66,835	$81,064
Income Tax Expense				(13,457)	(13,457)
Net Income					$67,607
Losses and LAE Ratio	67.2%	56.5%	56.7%		62.3%
Commission Expense Ratio	11.7%	22.2%	22.5%		16.5%
Other Operating Expense Ratio (2)	20.7%	23.9%	9.9%		19.8%
Combined Ratio	99.6%	102.6%	89.1%		98.6%

(1) -	Includes Corporate segment intercompany eliminations.
(2) -	Includes Other Operating Expenses and Other Underwriting Income (Expense).

	Nine Months Ended September 30, 2017
	U.S.	Int'l
amounts in thousands	Insurance	Insurance	GlobalRe	Corporate (1)	Total
Gross written premiums	$729,843	$386,654	$188,025	$—	$1,304,522
Ceded written premiums	(199,672)	(129,368)	(9,021)	—	(338,061)
Net written premiums	$530,171	$257,286	$179,004	$—	$966,461
Retention Ratio	72.6%	66.5%	95.2%	—	74.1%
Net Earned Premiums	$500,241	$250,593	$130,487	$—	$881,321
Net Losses and LAE	(339,436)	(176,513)	(106,932)	—	(622,881)
Commission Expenses	(59,130)	(54,435)	(28,695)	734	(141,526)
Other Operating Expenses	(91,987)	(58,687)	(14,403)	—	(165,077)
Other Underwriting Income (Expense)	335	—	439	(734)	40
Underwriting Profit (Loss)	$10,023	$(39,042)	$(19,104)	$—	$(48,123)
Net Investment Income				66,311	66,311
Total Net Realized and Unrealized Gains				5,868	5,868
Interest Expense				(11,584)	(11,584)
Other Loss				(1,082)	(1,082)
Income (Loss) Before Income Taxes	$10,023	$(39,042)	$(19,104)	$59,513	$11,390
Income Tax Benefit				2,243	2,243
Net Income					$13,633
Losses and LAE Ratio	67.9%	70.4%	81.9%		70.7%
Commission Expense Ratio	11.8%	21.7%	22.0%		16.1%
Other Operating Expense Ratio (2)	18.3%	23.5%	10.7%		18.7%
Combined Ratio	98.0%	115.6%	114.6%		105.5%

(1) -	Includes Corporate segment intercompany eliminations.
(2) -	Includes Other Operating Expenses and Other Underwriting Income (Expense).

U.S. Insurance

The following tables summarize our Underwriting Profit (Loss) by operating segment for our U.S. Insurance reporting segment for the three and nine months ended September 30, 2018 and 2017:

	U.S. Insurance
	Three Months Ended September 30, 2018
amounts in thousands	Marine	P&C	Professional Liability	Total	% Change Total
Gross Written Premiums	$31,681	$212,911	$35,591	$280,183	19.2%
Ceded Written Premiums	(14,442)	(52,993)	(5,180)	(72,615)	12.9%
Net Written Premiums	$17,239	$159,918	$30,411	$207,568	21.6%
Retention Ratio	54.4%	75.1%	85.4%	74.1%
Net Earned Premiums	$20,401	$141,650	$26,453	$188,504	11.4%
Net Losses and LAE	(11,939)	(112,993)	(16,250)	(141,182)	4.3%
Commission Expenses	(915)	(16,597)	(4,735)	(22,247)	21.7%
Other Operating Expenses	(6,394)	(25,202)	(5,230)	(36,826)	45.1%
Other Underwriting Income	49	12	4	65	(48.0%)
Underwriting Profit (Loss)	$1,202	$(13,130)	$242	$(11,686)	20.2%
Losses and LAE Ratio	58.5%	79.8%	61.4%	74.9%
Commission Expense Ratio	4.5%	11.7%	17.9%	11.8%
Other Operating Expense Ratio (1)	31.1%	17.8%	19.8%	19.5%
Combined Ratio	94.1%	109.3%	99.1%	106.2%

(1) -	Includes Other Operating Expenses and Other Underwriting Income (Expense).

	U.S. Insurance
	Three Months Ended September 30, 2017
amounts in thousands	Marine	P&C	Professional Liability	Total
Gross Written Premiums	$36,403	$166,097	$32,552	$235,052
Ceded Written Premiums	(18,859)	(39,952)	(5,517)	(64,328)
Net Written Premiums	$17,544	$126,145	$27,035	$170,724
Retention Ratio	48.2%	75.9%	83.1%	72.6%
Net Earned Premiums	$20,129	$125,931	$23,090	$169,150
Net Losses and LAE	(18,325)	(89,568)	(27,447)	(135,340)
Commission Expenses	(967)	(13,515)	(3,804)	(18,286)
Other Operating Expenses	(4,661)	(16,897)	(3,817)	(25,375)
Other Underwriting Income	105	18	2	125
Underwriting Profit (Loss)	$(3,719)	$5,969	$(11,976)	$(9,726)
Losses and LAE Ratio	91.0%	71.1%	118.9%	80.0%
Commission Expense Ratio	4.8%	10.7%	16.5%	10.8%
Other Operating Expense Ratio (1)	22.7%	13.5%	16.5%	14.9%
Combined Ratio	118.5%	95.3%	151.9%	105.7%

(1) -	Includes Other Operating Expenses and Other Underwriting Income (Expense).

	U.S. Insurance
	Nine Months Ended September 30, 2018
amounts in thousands	Marine	P&C	Professional Liability	Total	% Change Total
Gross Written Premiums	$112,235	$599,088	$97,266	$808,589	10.8%
Ceded Written Premiums	(48,840)	(152,740)	(13,760)	(215,340)	7.8%
Net Written Premiums	$63,395	$446,348	$83,506	$593,249	11.9%
Retention Ratio	56.5%	74.5%	85.9%	73.4%
Net Earned Premiums	$62,670	$401,870	$76,623	$541,163	8.2%
Net Losses and LAE	(37,208)	(280,103)	(46,178)	(363,489)	7.1%
Commission Expenses	(3,103)	(46,853)	(13,534)	(63,490)	7.4%
Other Operating Expenses	(19,603)	(77,057)	(15,604)	(112,264)	22.0%
Other Underwriting Income	179	40	15	234	(30.2%)
Underwriting Profit (Loss)	$2,935	$(2,103)	$1,322	$2,154	(78.5%)
Losses and LAE Ratio	59.4%	69.7%	60.3%	67.2%
Commission Expense Ratio	5.0%	11.7%	17.7%	11.7%
Other Operating Expense Ratio (1)	30.9%	19.1%	20.3%	20.7%
Combined Ratio	95.3%	100.5%	98.3%	99.6%

(1) -	Includes Other Operating Expenses and Other Underwriting Income (Expense).

	U.S. Insurance
	Nine Months Ended September 30, 2017
amounts in thousands	Marine	P&C	Professional Liability	Total
Gross Written Premiums	$119,040	$524,223	$86,580	$729,843
Ceded Written Premiums	(55,830)	(129,297)	(14,545)	(199,672)
Net Written Premiums	$63,210	$394,926	$72,035	$530,171
Retention Ratio	53.1%	75.3%	83.2%	72.6%
Net Earned Premiums	$64,635	$366,280	$69,326	$500,241
Net Losses and LAE	(44,867)	(239,175)	(55,394)	(339,436)
Commission Expenses	(4,014)	(44,113)	(11,003)	(59,130)
Other Operating Expenses	(18,280)	(60,356)	(13,351)	(91,987)
Other Underwriting Income	270	45	20	335
Underwriting Profit (Loss)	$(2,256)	$22,681	$(10,402)	$10,023
Losses and LAE Ratio	69.4%	65.3%	79.9%	67.9%
Commission Expense Ratio	6.2%	12.0%	15.9%	11.8%
Other Operating Expense Ratio (1)	27.9%	16.5%	19.2%	18.3%
Combined Ratio	103.5%	93.8%	115.0%	98.0%

(1) -	Includes Other Operating Expenses and Other Underwriting Income (Expense).

Gross Written Premiums

Quarter to Date Variance

Gross Written Premiums increased $45.1 million for the three months ended September 30, 2018 as compared to the same period in 2017, driven by a $46.8 million and $3.0 million increase in our P&C and Professional Liability operating segments, respectively, partially offset by a decrease in our Marine operating segment of $4.7 million.

The decrease in our Marine operating segment was primarily driven by decreases in our Craft and Marine Liability products due to a decreased level of renewals including the nonrenewal of an underperforming program within our Craft product. These decreases were partially offset by an increase in our Inland Marine and Cargo products driven by new business and an increased level of renewals.

The increase in our P&C operating segment was driven by increases across all divisions. Our Excess Casualty division increased by $26.4 million and was mostly driven by new business related to construction project policies, an increased level of renewals, and improved rates. New business production and an increased level of renewals drove increases in our Auto, Primary Casualty and Environmental divisions, as well as the Property product within our Other P&C division.

The increase in our Professional Liability operating segment was primarily due to an increased level of renewals, new business and improved rates.

Average renewal premium rates for our U.S. Insurance reporting segment for the three months ended September 30, 2018 increased 1.6% compared to the same period in 2017, driven by increases of 2.1% and 1.2% within our P&C and Professional Liability operating segments, respectively, partially offset by a decrease of (0.4)% within our Marine operating segment.

Year to Date Variance

Gross Written Premiums increased $78.8 million for the nine months ended September 30, 2018 as compared to the same period in 2017, driven by increases of $74.9 million and $10.7 million in our P&C and Professional Liability operating segments, respectively, partially offset by a decrease in our Marine operating segment of $6.8 million.

The decrease in our Marine operating segment was driven by a decrease in our Craft product, partially offset by increases in our Inland Marine and Cargo products attributable to the same drivers as the quarter to date variances.

The increase in our P&C operating segment was driven by increases across all divisions attributable to the same drivers as the quarter to date increases. The increase in our Excess Casualty division was partially offset by two large non-recurring construction projects coverage accounts written in the first quarter of 2017, and the increase in our Primary Casualty division was partially offset by the nonrenewal of underperforming accounts during the first half of the year.

The increase in our Professional Liability operating segment was attributable to the same drivers as the quarter to date variance.

Average renewal premium rates for our U.S. Insurance reporting segment for the nine months ended September 30, 2018 increased 2.3% compared to the same period in 2017, driven by increases of 2.8%, 1.6% and 1.0% within our P&C, Professional Liability and Marine operating segments, respectively.

Ceded Written Premiums

Quarter and Year to Date Variances

Ceded Written Premiums were $72.6 million, resulting in a retention ratio of 74.1% of Net Written Premiums to Gross Written Premiums, and $215.3 million, resulting in a retention ratio of 73.4%, for the three and nine months ended September 30, 2018, respectively. This compared to Ceded Written Premiums of $64.3 million, resulting in a retention ratio of 72.6%, and $199.7 million, resulting in a retention ratio of 72.6%, for the three and nine months ended September 30, 2017, respectively. The increase in the retention ratio for both periods was driven by our Marine and Professional Liability operating segments, partially offset by a decrease in the retention ratio for our P&C operating segment.

The increase in our Marine operating segment’s retention ratio was primarily driven by a reduction in proportional reinsurance in our Craft product related to business that was not renewed which had proportional cessions, as well as the impact of ceded RRPs in the prior year related to Hurricanes Irma and Harvey.

The decrease in our P&C operating segment’s retention ratio was primarily the result of changes in the mix of business within this operating segment with proportionately more premium written in our Excess Casualty division, which has a lower retention ratio.

The increase in our Professional Liability operating segment’s retention ratio was primarily the result of changes in the mix of business with an increase in premiums not subject to proportional reinsurance coverage within our D&O division.

Net Earned Premiums

Quarter and Year to Date Variances

Net Earned Premiums increased $19.4 million and $40.9 million for the three and nine months ended September 30, 2018, respectively, as compared to the same periods in 2017 mainly driven by growth in our P&C and Professional Liability operating segments, as well as the impact of ceded RRPs in the prior year related to Hurricanes Irma and Harvey. These increases were partially offset by a reduction in the amount of premiums written in our Marine operating segment.

Net Losses and LAE

The Net Losses and LAE reserves as of September 30, 2018 and December 31, 2017 were as follows:

	U.S. Insurance
	As of September 30, 2018				As of December 31, 2017
amounts in thousands	Marine	P&C	Professional Liability	Total	Marine	P&C	Professional Liability	Total	Total % Change
Case Reserves	$55,476	$217,004	$36,075	$308,555	$58,301	$192,291	$26,774	$277,366	11.2%
IBNR Reserves	48,904	783,350	89,358	921,612	45,393	700,264	86,649	832,306	10.7%
Total	$104,380	$1,000,354	$125,433	$1,230,167	$103,694	$892,555	$113,423	$1,109,672	10.9%

The following tables present the current and prior accident year changes in our Net Losses and LAE Ratio for the three and nine months ended September 30, 2018 and 2017:

	U.S. Insurance
	Three Months Ended September 30, 2018				Three Months Ended September 30, 2017
			Professional				Professional		Point
	Marine	P&C	Liability	Total	Marine	P&C	Liability	Total	Change
Net Losses and LAE Ratio	58.5%	79.8%	61.4%	74.9%	91.0%	71.1%	118.9%	80.0%	(5.1)
Net Prior AY Reserve (Release)/Strengthening	(10.4%)	12.4%	4.6%	8.8%	(0.6%)	3.8%	59.5%	10.9%	(2.1)
Net Current AY Losses and LAE Ratio	68.9%	67.4%	56.8%	66.1%	91.7%	67.3%	59.4%	69.1%	(3.0)

	U.S. Insurance
	Nine Months Ended September 30, 2018				Nine Months Ended September 30, 2017
			Professional				Professional		Point
	Marine	P&C	Liability	Total	Marine	P&C	Liability	Total	Change
Net Losses and LAE Ratio	59.4%	69.7%	60.3%	67.2%	69.4%	65.3%	79.9%	67.9%	(0.7)
Net Prior AY Reserve (Release)/Strengthening	(3.5%)	4.7%	3.4%	3.6%	1.2%	1.0%	19.8%	3.6%	0.0
Net Current AY Losses and LAE Ratio	62.9%	65.0%	56.9%	63.6%	68.2%	64.3%	60.1%	64.3%	(0.7)

Quarter to Date Variance

For the three months ended September 30, 2018, our Net Losses and LAE Ratio decreased 5.1 points as compared to the same period in 2017 driven by:

Prior Year Reserve Development

For the three months ended September 30, 2018, our Net Prior AY Losses and LAE Ratio decreased 2.1 points as compared to the same period in 2017 primarily driven by:

•

Our Marine operating segment recognized $2.1 million of Net Prior AY Reserve Releases, of which $1.9 million was due to better than expected loss emergence in our Cargo and Craft products and $0.2 million was due to a net catastrophe loss release related to the Hurricane events that occurred in the third quarter of 2017. This compares to $0.1 million of Net Prior AY Reserve Releases for the same period in 2017.

•

Our Professional Liability operating segment recognized $1.2 million of Net Prior AY Reserve Strengthening primarily due to large loss activity within our D&O division. This compares to $13.7 million of Net Prior AY Reserve Strengthening for the same period in 2017 mostly related to large loss activity within our D&O division.

The above decrease in our Net Prior AY Loss and LAE Ratio was partially offset by:

•

Our P&C operating segment recognized $17.6 million of Net Prior AY Reserve Strengthening primarily related to our Primary Casualty division with $19.3 million of loss development in our Premises line. Additional strengthening in our Auto division and development on the Q3 2017 Hurricane events, were offset by Net Prior AY Reserve Releases on our Excess Casualty and Environmental divisions due to better than expected loss emergence. This compares to $4.8 million of Net Prior AY Reserve strengthening primarily related to strengthening of our casualty business.

Changes in the Current Accident Year Loss Ratio

For the three months ended September 30, 2018, our Net Current AY Losses and LAE Ratio decreased 3.0 points as compared to the same period in 2017, primarily driven by reduced catastrophe losses. For the three months ended September 30, 2018, we recognized $2.0 million of net catastrophe losses related to Hurricane Florence and Typhoon Jebi. This compared to $10.1 million of net catastrophe losses inclusive of ceded RRPs for the three months ended September 30, 2017, related to the Hurricane events.

After adjusting for these net catastrophe losses inclusive of ceded RRPs, our Net Current AY Losses and LAE Ratio increased 1.6 points as compared to the same period in 2017 primarily due to:

•	increased attritional loss activity within our Property product; and
•	unfavorable performance within certain key products within the P&C and Marine operating segments.

These increases in the Net Current AY Losses and LAE Ratio were partially offset by:

•

No large loss activity for the three months ended September 30, 2018, compared to a large loss of $4.0 million in our Hull product within our Marine operating segment for the three months ended September 30, 2017.

•	favorable performance within our Professional Liability operating segment; and
•	changes in product mix.

Year to Date Variance

For the nine months ended September 30, 2018, our Net Losses and LAE Ratio decreased 0.7 points as compared to the same period in 2017 driven by:

Prior Year Reserve Development

For the nine months ended September 30, 2018, our Net Prior AY Losses and LAE Ratio remained consistent as compared to the same period in 2017 primarily driven by:

•

Our Marine operating segment recognized $2.2 million of Net Prior AY Reserve Releases including $1.1 million of loss releases due to better than expected loss emergence in our Marine Liability, Cargo, and Craft products, as well as $1.1 million of net catastrophe loss release related to the Hurricane events that occurred in the third quarter of 2017. This compares to $0.8 million of Net Prior AY Reserve Strengthening for the same period in 2017.

•

Our Professional Liability operating segment recognized $2.6 million of Net Prior AY Reserve Strengthening related to worse than expected loss emergence within our E&O and D&O divisions. This compares to $13.7 million of Net Prior AY Reserve Strengthening for the same period in 2017 mostly related to large loss activity within our D&O division.

The above increases in our Net Prior AY Loss and LAE Ratio were partially offset by:

•	Our P&C operating segment recognized $18.8 million of Net Prior AY Reserve Strengthening related to the same drivers as the quarter to date variance.

Changes in the Current Accident Year Loss Ratio

For the nine months ended September 30, 2018, our Net Current AY Losses and LAE Ratio decreased 0.7 points as compared to the same period in 2017, attributable to the same drivers as the quarter to date variance.

Commission Expenses

Quarter to Date Variances

Our Commission Expense Ratio for the three months ended September 30, 2018 increased 1.0 point as compared to the same period in 2017, driven by our Professional Liability and P&C operating segments. Our Marine operating segment’s Commission Expense Ratio was relatively consistent period over period decreasing 0.3 points.

Our P&C operating segment’s Commission Expense Ratio increased primarily due to increased enhanced commission expense.

Our Professional Liability operating segment’s Commission Expense Ratio increased due to the reduction in proportional reinsurance and the related ceding commission benefits primarily within our D&O division.

Year to Date Variances

Our Commission Expense Ratio for the nine months ended September 30, 2018 decreased 0.1 points as compared to the same period in 2017, mostly driven by our Marine and P&C operating segments, partially offset by an increase in our Professional Liability operating segment.

Our Marine operating segment’s Commission Expense Ratio decreased due to lower gross commission rates on certain product lines, changes in the mix of business, and greater ceded profit commission income.

Our P&C operating segment’s Commission Expense Ratio decreased primarily due to changes in the mix of business with an increase in Property business which generates greater ceding commission income related to a large proportional reinsurance program.

Our Professional Liability operating segment’s Commission Expense Ratio increase was attributable to the same drivers as the quarter to date variance.

Other Operating Expenses

Quarter and Year to Date Variances

Other Operating Expenses for the three and nine months ended September 30, 2018 increased $11.5 million and $20.3 million, respectively, as compared to the same periods in 2017, primarily due to a reduction in performance-based incentive compensation that occurred in the prior 2017 periods, an increase in costs associated with new business initiatives, including applicable support and information technology expenses, and higher professional service fees.

Int’l Insurance

The following tables summarize our Underwriting Profit (Loss) by operating segment for our Int’l Insurance reporting segment for the three and nine months ended September 30, 2018 and 2017:

	Int'l Insurance
	Three Months Ended September 30, 2018
amounts in thousands	Marine	P&C	Professional Liability	Total	% Change Total
Gross Written Premiums	$32,486	$41,898	$42,992	$117,376	3.3%
Ceded Written Premiums	(4,965)	(13,727)	(10,328)	(29,020)	(25.5%)
Net Written Premiums	$27,521	$28,171	$32,664	$88,356	18.4%
Retention Ratio	84.7%	67.2%	76.0%	75.3%
Net Earned Premiums	$38,866	$29,616	$26,744	$95,226	12.8%
Net Losses and LAE	(27,873)	(12,728)	(19,674)	(60,275)	(26.2%)
Commission Expenses	(8,889)	(6,465)	(7,193)	(22,547)	39.2%
Other Operating Expenses	(8,200)	(9,705)	(6,536)	(24,441)	49.1%
Other Underwriting Income	640	305	—	945	NM
Underwriting Profit (Loss)	$(5,456)	$1,023	$(6,659)	$(11,092)	(62.9%)
Losses and LAE Ratio	71.7%	43.0%	73.6%	63.3%
Commission Expense Ratio	22.9%	21.8%	26.9%	23.7%
Other Operating Expense Ratio (1)	19.4%	31.7%	24.4%	24.6%
Combined Ratio	114.0%	96.5%	124.9%	111.6%

(1) -	Includes Other Operating Expenses and Other Underwriting Income (Expense).
NM –	Percentage change not meaningful

	Int'l Insurance
	Three Months Ended September 30, 2017
amounts in thousands	Marine	P&C	Professional Liability	Total
Gross Written Premiums	$41,689	$37,415	$34,497	$113,601
Ceded Written Premiums	(9,948)	(19,772)	(9,246)	(38,966)
Net Written Premiums	$31,741	$17,643	$25,251	$74,635
Retention Ratio	76.1%	47.2%	73.2%	65.7%
Net Earned Premiums	$39,038	$21,775	$23,594	$84,407
Net Losses and LAE	(39,457)	(29,918)	(12,338)	(81,713)
Commission Expenses	(8,532)	(2,666)	(5,003)	(16,201)
Other Operating Expenses	(6,788)	(5,614)	(3,986)	(16,388)
Underwriting Profit (Loss)	$(15,739)	$(16,423)	$2,267	$(29,895)
Losses and LAE Ratio	101.1%	137.4%	52.3%	96.8%
Commission Expense Ratio	21.9%	12.2%	21.2%	19.2%
Other Operating Expense Ratio	17.3%	25.8%	16.9%	19.4%
Combined Ratio	140.3%	175.4%	90.4%	135.4%

	Int'l Insurance
	Nine Months Ended September 30, 2018
amounts in thousands	Marine	P&C	Professional Liability	Total	% Change Total
Gross Written Premiums	$129,678	$122,437	$125,656	$377,771	(2.3%)
Ceded Written Premiums	(24,542)	(45,099)	(28,149)	(97,790)	(24.4%)
Net Written Premiums	$105,136	$77,338	$97,507	$279,981	8.8%
Retention Ratio	81.1%	63.2%	77.6%	74.1%
Net Earned Premiums	$115,342	$75,100	$90,065	$280,507	11.9%
Net Losses and LAE	(77,606)	(28,245)	(52,571)	(158,422)	(10.2%)
Commission Expenses	(27,563)	(12,014)	(22,589)	(62,166)	14.2%
Other Operating Expenses	(22,942)	(26,087)	(19,241)	(68,270)	16.3%
Other Underwriting Income	640	305	—	945	NM
Underwriting Profit (Loss)	$(12,129)	$9,059	$(4,336)	$(7,406)	(81.0%)
Losses and LAE Ratio	67.3%	37.6%	58.4%	56.5%
Commission Expense Ratio	23.9%	16.0%	25.1%	22.2%
Other Operating Expense Ratio (1)	19.3%	34.3%	21.3%	23.9%
Combined Ratio	110.5%	87.9%	104.8%	102.6%

(1) -	Includes Other Operating Expenses and Other Underwriting Income (Expense).
NM –	Percentage change not meaningful

	Int'l Insurance
	Nine Months Ended September 30, 2017
amounts in thousands	Marine	P&C	Professional Liability	Total
Gross Written Premiums	$160,119	$124,446	$102,089	$386,654
Ceded Written Premiums	(33,410)	(69,780)	(26,178)	(129,368)
Net Written Premiums	$126,709	$54,666	$75,911	$257,286
Retention Ratio	79.1%	43.9%	74.4%	66.5%
Net Earned Premiums	$116,058	$67,292	$67,243	$250,593
Net Losses and LAE	(83,906)	(54,654)	(37,953)	(176,513)
Commission Expenses	(27,590)	(10,985)	(15,860)	(54,435)
Other Operating Expenses	(24,454)	(19,983)	(14,250)	(58,687)
Underwriting Loss	$(19,892)	$(18,330)	$(820)	$(39,042)
Losses and LAE Ratio	72.3%	81.2%	56.4%	70.4%
Commission Expense Ratio	23.8%	16.3%	23.6%	21.7%
Other Operating Expense Ratio	21.0%	29.7%	21.2%	23.5%
Combined Ratio	117.1%	127.2%	101.2%	115.6%

Gross Written Premiums

Quarter to Date Variance

Gross Written Premiums increased $3.8 million for the three months ended September 30, 2018 compared to the same period in 2017, driven by an $8.5 million and $4.5 million increase in our Professional Liability and P&C operating segments, respectively, partially offset by a decrease in our Marine operating segment of $9.2 million.

The decrease in our Marine operating segment was driven by decreases in our Protection and Indemnity, Cargo, and Hull products, partially offset by additional premium of $1.3 million from the NICE Group business acquired in the second quarter. The decrease in our Protection and Indemnity product was primarily related to our decision to sell the renewal rights to our fixed-premium protection and indemnity business. The decrease in our Cargo product was related to non-renewals and remedial actions on certain accounts. The decrease in our Hull product was primarily related to non-renewals resulting from strategic decisions to not renew certain business and declinature of unacceptable terms and conditions.

The increase in our P&C operating segment was driven by additional premium of $5.3 million from the NICE Group business acquired in the second quarter, as well as an increase in our General Liability division due to new business. This increase was offset by decreases in our Property division due to strategic actions taken to exit our International and North American Property businesses in 2017 and our Energy and Engineering division due to renewal timing and the reduction of our line on a large account.

The increase in our Professional Liability operating segment was primarily driven by rate improvement and growth in new business within our D&O division, as well as across all divisions within this operating segment.

Average renewal premium rates for our Int’l Insurance reporting segment for the three months ended September 30, 2018 increased 2.1% compared to the same period in 2017, driven by increases of 5.0%, 2.5% and 0.4% in our P&C, Marine, and Professional Liability operating segments, respectively.

Year to Date Variance

Gross Written Premiums decreased $8.9 million for the nine months ended September 30, 2018 compared to the same period in 2017, driven by decreases in our Marine and P&C operating segments of $30.5 million and $2.0 million, respectively, partially offset by an increase in our Professional Liability operating segment of $23.6 million.

The decrease in our Marine operating segment was due to decreases in our Protection & Indemnity, Transport, Hull, Marine Liability, and Cargo products, partially offset by additional premium from the NICE Group business acquired in the second quarter. The decreases in our Protection & Indemnity, and Cargo products were attributable to the same drivers as the quarter to date variances. The decrease in our Transport and Marine Liability product was primarily driven by declined renewals of several large binding authorities. The decrease in our Hull product was primarily related to the timing of certain construction driven contracts and non-renewals.

The decrease in our P&C operating segment was driven by a decrease in our Property division due to the same driver as the quarter to date variance. This decrease was partially offset by increases in our General Liability, Political Violence and Terrorism, and Energy & Engineering divisions due to new and renewal business, as well as additional premium from the NICE Group business acquired in the second quarter.

The increase in our Professional Liability operating segment was attributable to the same drivers as the quarter to date variance.

Average renewal premium rates for our Int’l Insurance reporting segment for the nine months ended September 30, 2018 increased 2.6% compared to the same period in 2017, driven by increases of 4.6%, 2.6% and 0.7% in our P&C, Marine and Professional Liability operating segments, respectively.

Ceded Written Premiums

Quarter and Year to Date Variance

Ceded Written Premiums were $29.0 million, resulting in a retention ratio of 75.3% of Net Written Premiums to Gross Written Premiums, and $97.8 million, resulting in a retention ratio of 74.1%, for the three and nine months ended September 30, 2018, respectively. This compares to Ceded Written Premiums of $39.0 million, resulting in a retention ratio of 65.7%, and $129.4 million, resulting in a retention ratio of 66.5%, for the three and nine months ended September 30, 2017, respectively. The increase in the retention ratio was driven by all three operating segments.

The Marine operating segment’s increase was driven by our Transport division due to a reduction in quota share reinsurance and the Cargo division due to reduced reinsurance costs, as well as the impact of ceded RRPs in the prior year related to Hurricanes Irma and Harvey. For the year to date variance, these increases were partially offset by a decrease in the Protection & Indemnity division due to our renewal rights agreement with Thomas Miller Specialty in 2018 that included a 100% cession of our business.

The P&C operating segment’s increase was driven by 2017 strategic actions to exit our Property division, thereby ceding 100% of our North American business, which is now in the latter stages of run-off, as well as an increase in our Energy & Engineering division’s retention ratio due to a reduction in quota share reinsurance. The increase in the retention ratio was also impacted by the higher level of ceded RRPs in the prior year related to the Hurricane events.

The increase in our Professional Liability operating segment’s retention ratio was primarily attributable to a reduction in quota share reinsurance.

Net Earned Premiums

Quarter and Year to Date Variances

Net Earned Premiums increased $10.8 million and $29.9 million for the three and nine months ended September 30, 2018, as compared to the same periods in 2017. The increase was driven by growth in our Professional Liability and P&C operating segments, partially offset by a decrease in our Marine operating segment.

The decrease in our Marine operating segment’s Net Earned Premium was due to decreased production, including the impact of our renewal rights agreement with Thomas Miller Specialty, offset by the impact of a higher level of ceded RRPs in the prior year related to Hurricanes Irma and Harvey as well as additional earned premium of $1.1 million from the NICE Group business acquired in the second quarter.

The increase in our P&C operating segment’s Net Earned Premium was due to growth in most divisions, the impact of a higher level of ceded RRPs related to the Hurricane events, and additional earned premium of $4.3 million from the NICE Group business acquired in the second quarter. These increases to Net Earned Premiums were partially offset by our Property division, where we took strategic actions to exit our International and North American Property businesses in 2017.

The increase in our Professional Liability operating segment’s Net Earned Premium was driven by growth across all divisions.

Net Losses and LAE

The Net Losses and LAE Reserves as of September 30, 2018 and December 31, 2017 were as follows:

	Int'l Insurance
	As of September 30, 2018				As of December 31, 2017
amounts in thousands	Marine	P&C	Professional Liability	Total	Marine	P&C	Professional Liability	Total	Total % Change
Case Reserves	$174,517	$59,152	$42,193	$275,862	$181,369	$66,412	$31,463	$279,244	(1.2%)
IBNR Reserves	38,034	31,539	107,591	177,164	39,949	37,067	87,211	164,227	7.9%
Total	$212,551	$90,691	$149,784	$453,026	$221,318	$103,479	$118,674	$443,471	2.2%

The following tables present the current and prior accident year changes in our Net Losses and LAE Ratio for the three and nine months ended September 30, 2018 and 2017:

	Int'l Insurance
	Three Months Ended September 30, 2018				Three Months Ended September 30, 2017
			Professional				Professional		Point
	Marine	P&C	Liability	Total	Marine	P&C	Liability	Total	Change
Net Losses and LAE Ratio	71.7%	43.0%	73.6%	63.3%	101.1%	137.4%	52.3%	96.8%	(33.5)
Net Prior AY Reserve (Release)/Strengthening	0.4%	(9.6%)	16.9%	1.9%	18.1%	9.1%	7.0%	12.7%	(10.8)
Net Current AY Losses and LAE Ratio	71.3%	52.6%	56.7%	61.4%	83.0%	128.3%	45.3%	84.1%	(22.7)

	Int'l Insurance
	Nine Months Ended September 30, 2018				Nine Months Ended September 30, 2017
			Professional				Professional		Point
	Marine	P&C	Liability	Total	Marine	P&C	Liability	Total	Change
Net Losses and LAE Ratio	67.3%	37.6%	58.4%	56.5%	72.3%	81.2%	56.4%	70.4%	(13.9)
Net Prior AY Reserve (Release)/Strengthening	6.2%	(10.8%)	4.0%	0.9%	8.8%	8.2%	9.5%	8.8%	(7.9)
Net Current AY Losses and LAE Ratio	61.1%	48.4%	54.4%	55.6%	63.5%	73.0%	46.9%	61.6%	(6.0)

Quarter to Date Variance

For the three months ended September 30, 2018, our Reported Net Losses and LAE Ratio decreased 33.5 points as compared to the same period in 2017 driven by:

Prior Year Reserve Development

For the three months ended September 30, 2018, our Net Prior AY Losses and LAE Ratio decreased 10.8 points as compared to the same period in 2017 primarily driven by:

•

Our Marine operating segment for the three months ended September 30, 2018 recognized $0.2 million of Net Prior AY Reserve Strengthening compared to $7.1 million of Net Prior AY Reserve Strengthening for the same period in 2017 due to adverse loss development related to our Cargo, Protection & Indemnity and Specie products in that period.

•

Our P&C operating segment for the three months ended September 30, 2018 recognized $2.9 million of Net Prior AY Reserve Releases related to $3.2 million of net non-catastrophe loss release from better than expected loss emergence in our Political Violence & Terrorism, Property, General Liability, and Energy & Engineering divisions, partially offset by $0.4 million of net catastrophe loss strengthening primarily related to the Hurricane events and the Puebla, Mexico Earthquake that occurred in the third quarter of 2017. This compares to $2.0 million of Net Prior AY Reserve Strengthening for the same period in 2017 related to adverse loss development in our Property product.

The above decreases in our Net Prior AY Loss and LAE Ratio were partially offset by:

•

Our Professional Liability operating segment for the three months ended September 30, 2018 recognized $4.5 million of Net Prior AY Reserve Strengthening primarily related to adverse development on a large loss in our D&O product. This compares to $1.7 million of Net Prior AY Reserve Strengthening for the same period in 2017 primarily related to a large loss in our E&O product.

Changes in the Current Accident Year Loss Ratio

For the three months ended September 30, 2018, our Net Current AY Losses and LAE Ratio decreased 22.7 points as compared to the same period in 2017, with the reduced level of catastrophe activity being the primary driver. During the three months ended September 30, 2018, we recognized $2.9 million of net catastrophe losses related to Hurricane Florence, compared to $31.7 million inclusive of ceded RRPs for the same period in 2017 related to the Hurricane events and the Puebla, Mexico Earthquake.

After adjusting for these net catastrophe losses inclusive of ceded RRPs, our Net Current AY Losses and LAE Ratio increased 9.6 points as compared to the same period in 2017 primarily due to

•	an increase in large loss activity in our Marine and Professional Liability operating segments for the three months ended September 30, 2018 compared to the same period in 2017;
•	unfavorable performance within certain key products within the Marine and Professional Liability operating segments; and
•	changes in the mix of business.

Year to Date Variance

For the nine months ended September 30, 2018, our Reported Net Losses and LAE Ratio decreased 13.9 points as compared to the same period in 2017 driven by:

Prior Year Reserve Development

For the nine months ended September 30, 2018, our Net Prior AY Losses and LAE Ratio decreased 7.9 points as compared to the same period in 2017 primarily driven by:

•

Our Marine operating segment for the nine months ended September 30, 2018 recognized $7.1 million of Net Prior AY Reserve Strengthening, including $9.3 million of net non-catastrophe reserve strengthening with adverse development in the Cargo, Transport, and Hull products due to worse than expected loss emergence, partially offset by favorable development in the Marine Liability and Energy Liability products. Partially offsetting the net non-catastrophe reserve strengthening was $2.2 million of net catastrophe loss release primarily related to the Hurricane events that occurred in the third quarter of 2017. This compares to $10.2 million of Net Prior AY Reserve Strengthening for the same period in 2017 due to adverse loss development primarily related to our Cargo, Specie and Protection & Indemnity products.

•

Our P&C operating segment for the nine months ended September 30, 2018 recognized $8.1 million of Net Prior AY Reserve Releases resulting from $5.4 million of net catastrophe loss release primarily related to the third quarter 2017 Hurricane events and the Puebla, Mexico Earthquake and $2.7 million of net non-catastrophe related reserve release with better than expected loss emergence in our Political Violence & Terrorism and General Liability divisions, partially offset by unfavorable loss emergence on the runoff of our Property division’s business and worse than expected loss emergence within our Offshore Energy division. This compares to $5.5 million of Net Prior AY Reserve Strengthening for the same period in 2017 related to loss development in our Property division primarily resulting from late reported claims, partially offset by releases related to better than expected loss emergence within our Offshore Energy business.

•

Our Professional Liability operating segment for the nine months ended September 30, 2018 recognized $3.6 million of Net Prior AY Reserve Strengthening primarily related to adverse development on a large loss in our D&O division, partially offset by better than expected loss emergence within our E&O division and Financial Institutions business within our D&O division. This compares to $6.4 million of Net Prior AY Reserve Strengthening for the same period in 2017 related to large loss development on our D&O and E&O business.

Changes in the Current Accident Year Loss Ratio

For the nine months ended September 30, 2018, our Net Current AY Losses and LAE Ratio decreased 6.0 points as compared to the same period in 2017, attributable to the same drivers as the quarter to date variance.

Commission Expenses

Quarter and Year to Date Variances

Our Commission Expense Ratio for the three months ended September 30, 2018 increased 4.5 points as compared to the same period in 2017 and remained relatively consistent for the nine months ended September 30, 2018 as compared to the same period in 2017.

The increase for the quarter was primarily driven by our P&C operating segment, due to a favorable adjustment to a prior underwriting year gross commission estimate in 2017 combined with the impact of reduced quota share cessions within our Energy and Engineering division.

Our Professional Liability operating segment also contributed to the increase due to higher gross commissions earning through the current year related to higher proportions of binder business as well as higher profit commissions in the current quarter.

Partially offsetting these increases was the impact of ceded RRPs related to the Hurricane events on the 2017 Commission Expense Ratio.

Other Operating Expenses

Quarter and Year to Date Variances

Other Operating Expenses for the three and nine months ended September 30, 2018 increased $8.1 million and $9.6 million, respectively, as compared to the same periods in 2017 primarily due to a reduction in performance-based incentive compensation that occurred in the prior 2017 periods, as well as increased professional fees and expenses related to the NICE Group in the current year.

Other Underwriting Income

Quarter and Year to Date Variances

Other Underwriting Income for the three and nine months ended September 30, 2018 increased $0.9 million, as compared to the same periods in 2017 primarily due to managing agent fee income related to the NICE Group.

GlobalRe

The following tables summarize our Underwriting Profit for our GlobalRe reporting segment for the three and nine months ended September 30, 2018 and 2017:

	GlobalRe
	Three Months Ended September 30,
amounts in thousands	2018	2017	% Change
Gross Written Premiums	$58,384	$53,385	9.4%
Ceded Written Premiums	(1,896)	(2,728)	(30.5%)
Net Written Premiums	$56,488	$50,657	11.5%
Retention Ratio	96.8%	94.9%
Net Earned Premiums	$63,308	$47,798	32.4%
Net Losses and LAE	(39,443)	(59,118)	(33.3%)
Commission Expenses	(13,282)	(11,233)	18.2%
Other Operating Expenses	(6,317)	(4,010)	57.5%
Other Underwriting Income	20	94	(78.7%)
Underwriting Profit (Loss)	$4,286	$(26,469)	NM
Losses and LAE Ratio	62.3%	123.7%
Commission Expense Ratio	21.0%	23.5%
Other Operating Expense Ratio (1)	9.9%	8.2%
Combined Ratio	93.2%	155.4%

(1) -	Includes Other Operating Expenses and Other Underwriting Income.
NM -	Percentage change not meaningful

	GlobalRe
	Nine Months Ended September 30,
amounts in thousands	2018	2017	% Change
Gross Written Premiums	$262,043	$188,025	39.4%
Ceded Written Premiums	(10,307)	(9,021)	14.3%
Net Written Premiums	$251,736	$179,004	40.6%
Retention Ratio	96.1%	95.2%
Net Earned Premiums	$179,010	$130,487	37.2%
Net Losses and LAE	(101,467)	(106,932)	(5.1%)
Commission Expenses	(40,198)	(28,695)	40.1%
Other Operating Expenses	(18,158)	(14,403)	26.1%
Other Underwriting Income	294	439	(33.0%)
Underwriting Profit (Loss)	$19,481	$(19,104)	NM
Losses and LAE Ratio	56.7%	81.9%
Commission Expense Ratio	22.5%	22.0%
Other Operating Expense Ratio (1)	9.9%	10.7%
Combined Ratio	89.1%	114.6%

(1) -	Includes Other Operating Expenses and Other Underwriting Income.
NM -	Percentage change not meaningful

Gross Written Premiums

Quarter to Date Variance

Gross Written Premiums increased $5.0 million for the three months ended September 30, 2018, compared to the same period in 2017, primarily due to increases in our P&C, Accident & Health and Specialty Casualty products, partially offset by decreases in our Agriculture and Surety products. The increases in our P&C and Specialty Casualty products were primarily due to increased new and renewal business. The increase in our Accident & Health product was mainly driven by increased premium estimates, partially offset by a decrease in new and renewal business. The decreases in our Agriculture and Surety products were due to the timing of renewals and decreased premium estimates, respectively.

Year to Date Variance

Gross Written Premiums increased $74.0 million for the nine months ended September 30, 2018, compared to the same period in 2017, primarily due to new business and increased renewals in our Accident & Health, P&C, Specialty Casualty, and Surety products, partially offset by a decrease in our Agriculture product. In addition to new business and increased renewals, our Accident & Health and P&C products were also impacted by increased premium estimates. Timing, largely related to inception date changes on two contracts, also contributed to the increase in our Specialty Casualty product. The decrease in our Agriculture product was due to timing of renewals.

Ceded Written Premiums

Quarter to Date Variances

Ceded Written Premiums were $1.9 million, resulting in a retention ratio of 96.8% of Net Written Premiums to Gross Written Premiums, for the three months ended September 30, 2018, compared to Ceded Written Premiums of $2.7 million, resulting in a retention ratio of 94.9%, for the same period in 2017. The increase in the retention ratio was primarily driven by the prior year impact of ceded RRPs resulting from Hurricane Maria, partially offset by additional ceded coverage purchased on our P&C products during the quarter and increased ceded premium estimates in our Surety product.

Year to Date Variances

Ceded Written Premiums were $10.3 million, resulting in a retention ratio of 96.1%, for the nine months ended September 30, 2018, compared to Ceded Written Premiums of $9.0 million, resulting in a retention ratio of 95.2%, for the same period in 2017. The increase in the retention ratio was impacted by the same drivers as the quarter to date variance, as well as the impact of changes in the mix of business with proportionately more Accident & Health and Specialty Casualty premium, which had 100% retention.

Net Earned Premiums

Quarter and Year to Date Variances

Net Earned Premiums for the three and nine months ended September 30, 2018 increased $15.5 million and $48.5 million, respectively, as compared to the same periods in 2017, primarily due to growth in our Accident & Health, P&C, and Specialty Casualty products, partially offset by lower net inward RRPs compared to prior year.

Net Losses and LAE

The Net Losses and LAE Reserves as of September 30, 2018 and December 31, 2017 were as follows:

	GlobalRe
	As of
	September 30,	December 31,
amounts in thousands	2018	2017	% Change
Case Reserves	$55,752	$58,962	(5.4%)
IBNR Reserves	114,675	93,275	22.9%
Total	$170,427	$152,237	11.9%

The following tables present the current and prior accident year changes in our Net Losses and LAE Ratio for the three and nine months ended September 30, 2018 and 2017:

	GlobalRe
	Three Months Ended September 30,		Point
	2018	2017	Change
Net Losses and LAE Ratio	62.3%	123.7%	(61.4)
Net Prior AY Reserve (Release)/Strengthening	(3.1%)	0.8%	(3.9)
Net Current AY Losses and LAE Ratio	65.4%	122.9%	(57.5)

	GlobalRe
	Nine Months Ended September 30,		Point
	2018	2017	Change
Net Losses and LAE Ratio	56.7%	81.9%	(25.2)
Net Prior AY Reserve (Release)/Strengthening	(1.2%)	3.3%	(4.5)
Net Current AY Losses and LAE Ratio	57.9%	78.6%	(20.7)

Quarter to Date Variance

For the three months ended September 30, 2018, our Reported Net Losses and LAE Ratio decreased 61.4 points as compared to the same period in 2017 driven by:

Prior Year Reserve Development

For the three months ended September 30, 2018, our Net Prior AY Losses and LAE Ratio decreased 3.9 points as compared to the same period in 2017. Our GlobalRe operating segment for the three months ended September 30, 2018 recognized $2.0 million of Net Prior AY Reserve Release, including $0.9 million of net catastrophe loss release related to Hurricanes Irma and Harvey, and the Puebla, Mexico Earthquake, compounded by an additional $1.1 million of reserve releases related to net favorable loss emergence across our A&H, Surety, and Specialty Casualty products, partially offset by strengthening in our P&C product. This compares to $0.4 million of Net Prior AY Reserve Strengthening for the same period in 2017 mostly related to our P&C product.

Changes in the Current Accident Year Loss Ratio

For the three months ended September 30, 2018, our Net Current AY Losses and LAE Ratio decreased 57.5 points as compared to the same period in 2017, primarily driven by a decrease in catastrophe losses. During the three months ended September 30, 2018, we recognized $6.9 million of net catastrophe losses net of assumed RRPs related to Typhoon Jebi and Hurricane Florence. This compared to $33.3 million of net catastrophe losses net of RRPs ($4.3 million of assumed RRPs, partially offset by $1.8 million of ceded RRPs) from the Hurricane events, and the Puebla, Mexico Earthquake.

After adjusting for these net catastrophe losses net of RRPs, our Net Current AY Losses and LAE Ratio increased 3.4 points as compared to the same period in 2017 primarily due to changes in the mix of business with an increase in Net Earned Premiums related to our Accident & Health and Specialty Casualty products, which carries a higher loss ratio.

Year to Date Variance

For the nine months ended September 30, 2018, our Reported Net Losses and LAE Ratio decreased 25.2 points as compared to the same period in 2017 driven by:

Prior Year Reserve Development

For the nine months ended September 30, 2018, our Net Prior AY Losses and LAE Ratio decreased 4.5 points as compared to the same period in 2017. Our GlobalRe reporting segment for the nine months ended September 30, 2018 recognized $2.1 million of Net Prior AY Reserve Release. This release was primarily related to net favorable loss emergence in our Accident & Health, Surety, and Specialty Casualty products, partially offset by unfavorable loss emergence in our P&C product. This compares to $4.3 million of Net Prior AY Reserve Strengthening for the same period in 2017 mostly related to the settlement of a large Accident & Health claim.

Changes in the Current Accident Year Loss Ratio

For the nine months ended September 30, 2018, our Net Current AY Losses and LAE Ratio decreased 20.7 points as compared to the same period in 2017, primarily driven by the same decrease in catastrophe losses as the quarter to date variance.

After adjusting for these net catastrophe losses net of RRPs, our Net Current AY Losses and LAE Ratio increased 1.6 points as compared to the same period in 2017 primarily due to changes in the mix of business with an increase in Net Earned Premiums related to our Accident & Health and Specialty Casualty products, which carries a higher loss ratio. Partially offsetting this increase in the ratio was $3.4 million of other weather-related losses that were incurred during the nine months ended September 30, 2017.

Commission Expenses

Quarter to Date Variances

Our Commission Expense Ratio for the three months ended September 30, 2018 decreased 2.5 points compared to the same period in 2017. The decrease was primarily due to lower profit commission expense particularly in our Accident & Health, Surety, and Agriculture products, partially offset by changes in the mix of business with more proportional Accident & Health and Specialty Casualty premium earned with higher Commission Expense Ratios.

Year to Date Variances

Our Commission Expense Ratio for the nine months ended September 30, 2018 increased 0.5 points compared to the same period in 2017. The increase was primarily due to changes in the mix of business with more proportional Accident & Health and Specialty Casualty premium earned with higher Commission Expense Ratios, partially offset by increased profit commission income compared to prior year.

Other Operating Expenses and Other Underwriting Income

Quarter and Year to Date Variances

Other Operating Expenses for the three and nine months ended September 30, 2018 increased $2.4 million and $3.9 million, respectively, as compared to the same periods in 2017, primarily due to increases in employee expenses and indirect expenses. The Other Operating Expense Ratio increased 1.7 points and decreased 0.8 points for the three and nine months ended September 30, 2018, respectively, as compared to the same periods in 2017. An increase in Net Earned Premiums offset the increase in Other Operating Expenses for the nine months ended driving the decrease in this ratio compared to the same period in 2017.

Capital Resources and Liquidity

Capital Resources

Our capital resources consist of funds deployed or available to be deployed to support our business operations. As of September 30, 2018 and December 31, 2017, our capital resources were as follows:

	As of
amounts in thousands	September 30, 2018	December 31, 2017
Senior Notes	$264,009	$263,885
Stockholders' Equity	1,231,828	1,225,965
Total Capitalization	$1,495,837	$1,489,850
Ratio of Debt to Total Capitalization	17.6%	17.7%

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

We primarily rely upon dividends from our subsidiaries to meet our Parent Company’s obligations, which mostly consist of semi-annual (April and October) interest payments of $7.6 million on the Senior Notes. During 2018, NIC paid dividends of $77.0 million to our Parent Company, related to the acquisition and subsequent funding of the NICE Group. As described in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2017, we continue to believe that the dividend capacity of our subsidiaries will provide our Parent Company with sufficient liquidity for the foreseeable future.

Senior Notes and Credit Facility

As of September 30, 2018, letters of credit with an aggregate face amount of 24.0 million Australian Dollars were outstanding under the credit facility with Barclays Bank PLC that we entered into on November 4, 2016 and amended on October 30, 2017 (the “Australian Facility”).

As of September 30, 2018, letters of credit with an aggregate face amount of $140.0 million and £60.0 million were outstanding under the credit facility with ING Bank N.V., London Branch, individually and as administrative agent for a syndicate of lenders, that we entered into on November 7, 2016 (the “Club Facility”), and we had an aggregate of $1.2 million of cash collateral posted.

As of September 30, 2018, letters of credit with an aggregate face amount of $25.0 million were outstanding under the credit facility with ING Bank N.V., London Branch, that we entered into on November 20, 2015 and amended on November 7, 2016 (the “Bilateral Facility”).

During the first quarter of 2018, the Company reclassified certain overseas deposits from Short-Term Investments to Other Invested Assets. Refer to Note 1. Organization & Summary of Significant Accounting Policies in the Notes to Interim Consolidated Financial Statements. Although the nature of the investments did not change, this reclassification caused the Company to exceed a covenant of our Club Facility that sets a limitation on other investments as a percentage of total investments. During the second quarter of 2018, our Company received a waiver of compliance with respect to this covenant, which was subsequently amended to increase the percentage of other investments permitted. As of September 30, 2018, our Company was in compliance with all covenants for our Club Facility, Senior Notes, Australian Facility and Bilateral Facility.

Shelf Registration

We generally maintain the ability to issue certain classes of debt and equity securities via a universal shelf registration statement filed with the SEC, which is renewed every three years. The shelf registration provides us the means to access the debt and equity markets relatively quickly. Our current shelf registration, which was filed on April 13, 2018 with the SEC, expires in 2021. This report is not an offer to sell or the solicitation of an offer to buy nor shall there be any sale of these securities in any state in which such offer, solicitation or sale would be unlawful prior to registration or qualification under the securities laws of such state.

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

Net Cash Provided by Operating Activities was $267.1 million for the nine months ended September 30, 2018 compared to $222.8 million for the same period in 2017. Operating cash flow increased from the prior year due to additional premium collections resulting from the growth of our business, higher investment income collected as a result of the growth in assets under management, and lower federal tax payments due to the Tax Cuts and Jobs Act enacted on December 22, 2017. To a lesser extent operating cash flows were impacted by increased claim and reinsurance payments as well as higher operating expense payments, all of which are associated with the growth of our business.

Net Cash Used in Investing Activities was $127.1 million for the nine months ended September 30, 2018 compared to $131.4 million for the same period in 2017. The decrease in cash used in investing activities is due in part to a temporary increase in cash and cash equivalents at September 30, 2018 as we await investment opportunities and hold cash equivalents for unsettled trades at the end of the quarter. Additionally, investing cash flows for the nine months ended September 30, 2018 were impacted by cash acquired resulting from the Acquisition as discussed in Note 2. Merger and Business Combinations. The cash inflow from the sale of Fixed Maturities to fund the Acquisition was offset by the cash outflow to purchase the subsidiaries.

Net Cash Used in Financing Activities was $12.8 million for the nine months ended September 30, 2018 compared to $16.4 million for the same period in 2017. The decrease in cash used in financing activities is primarily related to reduced tax withholding payments on vested stock compensation in 2018 as compared with 2017.

Investments

Our investment portfolio is invested primarily in publicly traded, investment grade, fixed income securities with an average credit quality of “AA-/Aa3” as rated by S&P or Moody’s. As of September 30, 2018, our portfolio had a duration of 3.4 years. Management periodically projects cash flow of the investment portfolio and other sources in order to maintain the appropriate levels of liquidity in an effort to ensure our ability to satisfy claims.

As of September 30, 2018 and December 31, 2017, all Fixed Maturities Securities were classified as Available-For-Sale. Upon adoption of the FASB’s ASU 2016-01 as of January 1, 2018, our Equity Securities have been measured at fair value with changes in fair value recognized through Net Income. Prior to the adoption of ASU 2016-01, our Equity Securities were classified as Available-For-Sale with change in fair value recognized through Accumulated Other Comprehensive Income.

The portfolio is externally managed by independent, professional investment managers and is broadly diversified across geographies, sectors, and issuers. The primary objectives are to maximize total investment return in the context of preserving and enhancing stockholder value and the statutory surplus of our regulated insurance companies. As part of our overall investment strategy, we seek to build a tax efficient investment portfolio by maintaining an allocation to tax-exempt municipal bonds. The tax-exempt portion of our Fixed Maturities portfolio at September 30, 2018 was 16.6% compared to 22.4% at December 31, 2017. Additionally, substantially all of our equity portfolio is invested in tax efficient securities which qualify for the dividends received deduction. The investments are subject to the oversight of the respective insurance companies’ Boards of Directors and the Finance Committee of our Parent Company’s Board of Directors.

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

The following table summarizes the composition of our investments at fair value:

	Fair Value as of
amounts in thousands	September 30, 2018	December 31, 2017	% Change
Fixed Maturities:
U.S. Treasury Bonds, Agency Bonds and Foreign Government Bonds	$245,285	$393,563	(37.7%)
States, Municipalities and Political Subdivisions	631,514	814,632	(22.5%)
Mortgage-Backed and Asset-Backed Securities:
Agency Residential Mortgage-Backed Securities	344,016	407,619	(15.6%)
Residential Mortgage Obligations	124,191	54,104	129.5%
Asset-Backed Securities	540,566	328,753	64.4%
Commercial Mortgage-Backed Securities	186,251	160,904	15.8%
Subtotal	$1,195,024	$951,380	25.6%
Corporate Exposures	917,650	897,479	2.2%
Total Fixed Maturities	$2,989,473	$3,057,054	(2.2%)
Equity Securities:
Common Stocks	$190,722	$52,439	263.7%
Preferred Stocks	180,958	183,542	(1.4%)
Total Equity Securities	$371,680	$235,981	57.5%
Short-Term Investments	7,264	6,480	12.1%
Total Investments	$3,368,417	$3,299,515	2.1%

Fixed Maturities decreased from December 31, 2017 due to an increase in interest rates, which resulted in unrealized losses across all Fixed Maturity asset classes. To a lesser extent, proceeds from the sale of Treasury bonds were used to fund the Acquisition as well as reinvested into equity mutual funds tracking broad market indices. The increase in common stocks is due to the equity portfolio of the NICE Group, which was acquired as part of the purchase of these entities, as well as the purchase of passively managed equity mutual funds. Furthermore, certain short dated municipal securities were sold due to technical market factors with proceeds reinvested in cash equivalents. The Company increased their allocation to Residential Mortgage Obligations and Asset Backed Securities as we continue to add newly issued floating rate securities to provide a measure of protection against rising interest rates.

The following table sets forth the amount of our Fixed Maturities as of September 30, 2018 by S&P credit rating or, if an S&P rating is not available, the equivalent Moody’s rating. The total rating is the weighted average quality rating for the Fixed Maturities portfolio as a whole.

		As of September 30, 2018
amounts in thousands	Rating	Fair Value	Amortized Cost
Rating Description:
Extremely Strong	AAA	$564,627	$569,813
Very Strong	AA	1,189,688	1,210,000
Strong	A	719,993	728,922
Adequate	BBB	403,753	406,330
Speculative	BB & Below	110,545	112,046
Not Rated	NR	867	724
Total	AA-	$2,989,473	$3,027,835

The following table sets forth the composition of the non-government guaranteed Fixed Maturities categorized by asset class and generally equivalent S&P and Moody’s ratings (not all securities in our portfolio are rated by both S&P and Moody’s) as of September 30, 2018:

	As of September 30, 2018
amounts in thousands	AAA	AA	A	BBB	BB and below	Not Rated	Fair Value	Amortized Cost
Municipal Bonds	$65,162	$397,460	$153,483	$15,409	$—	$—	$631,514	$631,479
Agency Residential Mortgage-Backed	—	344,016	—	—	—	—	344,016	360,361
Residential Mortgage-Backed	75,893	5,356	314	39,001	2,760	867	124,191	124,163
Asset-Backed	219,744	209,609	84,542	26,671	—	—	540,566	544,045
Commercial Mortgage-Backed	109,137	50,035	27,079	—	—	—	186,251	188,681
Corporate Exposures	6,613	55,410	425,169	322,674	107,784	—	917,650	930,973
Total	$476,549	$1,061,886	$690,587	$403,755	$110,544	$867	$2,744,188	$2,779,702

The following table sets forth our U.S. Treasury Bonds, Agency Bonds and Foreign Government Bonds, as well as our State, Municipality and Political Subdivision bond holdings by type:

	As of September 30, 2018
amounts in thousands	Fair Value	Amortized Cost
U.S. Treasury Bonds, Agency Bonds and Foreign Government Bonds:
U.S. Treasury Bonds	$45,093	$45,203
Agency Bonds	71,738	72,561
Foreign Government Bonds	128,454	130,369
Total U.S. Treasury Bonds, Agency Bonds and Foreign Government Bonds	$245,285	$248,133
States, Municipalities and Political Subdivisions:
General Obligation	$121,606	$121,569
Prerefunded	44,785	43,705
Revenue	331,400	329,984
Taxable	133,723	136,221
Total States, Municipalities and Political Subdivisions	$631,514	$631,479

As of September 30, 2018, we own $26.3 million of municipal securities, which are credit enhanced by various financial guarantors that have an average underlying credit rating of A.

The following table sets forth our Agency Residential Mortgage-Backed Securities (“ARMBS”) issued by the Government National Mortgage Association (“GNMA”), Federal National Mortgage Association (“FNMA”) and Federal Home Loan Mortgage Corporation (“FHLMC”) and the quality category (Prime, Alternative A-paper (“Alt-A”), and Other Non-Agency) for Residential Mortgage-Backed Securities (“RMBS”) as of September 30, 2018:

	As of September 30, 2018
amounts in thousands	Fair Value	Amortized Cost
ARMBS:
GNMA	$36,273	$37,171
FNMA	215,720	226,906
FHLMC	92,023	96,284
Total Agency Residential Mortgage-Backed Securities	$344,016	$360,361
RMBS:
Prime	$47,571	$47,331
Alt-A	728	651
Other Non-Agency	75,892	76,181
Total Residential Mortgage-Backed Securities	$124,191	$124,163

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

Prime collateral consists of mortgages or other collateral from the most creditworthy borrowers. Alt-A collateral consists of mortgages or other collateral from borrowers, which have a risk potential greater than Prime but less than subprime. The subprime collateral consists of mortgages or other collateral from borrowers with low credit ratings. We have no exposure to subprime RMBS at September 30, 2018. Prime, subprime and Alt-A categories are as defined by S&P.

Details of the collateral of our Asset-Backed Securities portfolio as of September 30, 2018 are presented below:

	As of September 30, 2018
amounts in thousands	Fair Value	Amortized Cost
Auto Loans	$47,745	$48,374
Single Family Rentals	88,463	89,186
Consumer Loans	50,072	50,659
Credit Cards	23,126	23,229
Collateralized Loan Obligations	245,537	246,399
Time Share	24,271	24,814
Miscellaneous	61,352	61,384
Total Asset-Backed Securities	$540,566	$544,045

Details of our Corporate Exposures portfolio as of September 30, 2018 are presented below:

	As of September 30, 2018
amounts in thousands	Fair Value	Amortized Cost
Corporate Exposures:
Corporate Bonds	$720,967	$731,004
Hybrid Bonds	154,749	158,122
Redeemable Preferred Stocks	41,934	41,847
Total Corporate Exposures	$917,650	$930,973

As of September 30, 2018, the fair value of securities issued in foreign countries was $367.0 million, with an amortized cost of $371.8 million, representing 11.0% of our total Fixed Maturities and Equity Securities. Our largest exposure is Canada with a total of $145.8 million followed by Luxembourg with a total of $41.4 million.

Our Company did not have gross unrealized investment losses where the fair value was less than 80% of amortized cost as of September 30, 2018.

Our Company did not have any credit related OTTI losses during the three and nine months ended September 30, 2018. Our Company had two credit related OTTI losses totaling $1.0 million in the equity portfolio during the three months ended September 30, 2017. Our Company had four credit related OTTI losses totaling $2.1 million in the equity portfolio during the nine months ended September 30, 2017.

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

We believe the items that require the most subjective and complex estimates involve the reporting of:

•	Reserves for Losses and LAE (including losses that have occurred but were not reported to us by the financial reporting date);
•	Reinsurance Recoverables, including a provision for uncollectible reinsurance;
•	Written and Unearned Premiums;
•	The recoverability of Deferred Tax Assets;
•	The impairment of investment securities;
•	Valuation of invested assets; and
•	Valuation of Goodwill and Intangible Assets.

We believe that the critical accounting estimates discussion in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2017 continues to describe the significant estimates and judgements included in the preparation of our Consolidated Financial Statements, with the exception of the valuation of Goodwill and Intangible Assets which was added as a critical accounting estimate this year as a result of the Acquisition and is described below:

Valuation of Goodwill and Intangible Assets

Goodwill on our Company’s Consolidated Balance Sheets represents the excess of purchase price over the fair value of net assets acquired from our acquisitions. Intangible assets other than goodwill have also been identified as part of our acquisitions when determining the fair value of assets acquired.

Intangible assets other than goodwill included in our Company’s Consolidated Balance Sheets include assets related to customer relationships, the value of business acquired, broker networks, a trade name, licenses, and Lloyd’s syndicate capacity. The valuation of these assets used valuation methods appropriate for determining the market value of each asset. These valuation methodologies used various assumptions which included discount rates, the cost of capital, and forecasting among others.

Goodwill is not amortized, but instead it is assessed for impairment at the reporting unit level on an annual basis or more frequently if indicators of impairment exist.

In performing this impairment assessment, our Company may first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform a quantitative goodwill impairment test.

Intangible assets with a finite life are amortized over the estimated useful life of the asset and intangible assets with an indefinite useful life are not amortized. Finite-lived intangibles are reviewed for impairment when indicators of impairment are present and indefinite-lived intangibles are assessed for impairment on an annual basis or more frequently if indicators of impairment exist.

Similar to goodwill, in performing the impairment assessment of intangible assets, the Company may first assess qualitative factors to determine whether it is more likely than not that an intangible asset is impaired as a basis for determining whether it is necessary to perform a quantitative impairment test.

If goodwill or intangible assets are impaired, they are written down to their fair value with a corresponding expense reflected in the Consolidated Statements of Income in the period in which the determination is made.

As at September 30, 2018 neither the Company’s initial valuation nor its subsequent valuations have indicated any impairment of the Company’s goodwill and intangible assets of $17.2 million and $10.9 million, respectively. For further details, refer to Note 6 - Goodwill and Intangible Assets in the Interim Consolidated Financial Statements.

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

On June 7, 2018 we acquired Bracht, Deckers & Mackelbert NV (“BDM”), a specialty underwriting agency, and its affiliated insurance company, Assurances Continentales – Continentale Verzekeringen NV (“ASCO”). SEC guidance permits management to omit an assessment of an acquired business’ internal control over financial reporting from management’s assessment of internal control over financial reporting for a period not to exceed one year from the date of the acquisition. Accordingly, we have not yet included BDM and ASCO in our assessment of the effectiveness of our disclosure controls and procedures and internal control over financial reporting as of September 30, 2018. For the three months ended September 30, 2018, BDM and ASCO accounted for $6.6 million of our total revenue, and as of September 30, 2018 had total assets of $156.1 million.

(b)

There have been no changes during our third fiscal quarter in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our Company’s internal control over financial reporting. As described above, our management excluded an assessment of the internal controls over financial reporting of BDM and ASCO from its assessment of the effectiveness of our internal control over financial reporting as of September 30, 2018. The Company has begun integrating BDM and ASCO into its existing control procedures, which may lead us to modify certain internal controls in future periods.

We have continued certain transformation initiatives to automate, centralize and simplify our business processes and systems. These are long-term initiatives that we believe will enhance our internal control over financial reporting due to increased automation and integration of related processes. These initiatives have not materially affected our internal control over financial reporting, however, we will continue to monitor and evaluate the effectiveness of our internal control over financial reporting throughout the transformation.

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

Item 1A. Risk Factors

There have been no material changes from the risk factors as previously disclosed in our Company’s 2017 Annual Report on Form 10-K, with the exception of the following additional risk factors related to the Merger:

Completion of the Merger is subject to the conditions contained in the Merger Agreement and if these conditions are not satisfied or waived, the Merger will not be completed.

Our and The Hartford’s obligations to complete the Merger are subject to the satisfaction or waiver of a number of conditions, including, among others, the approval of the Merger by our stockholders and the receipt of certain regulatory approvals. Many of the conditions to the closing of the Merger are not within our or The Hartford’s control, and we cannot predict when or if these conditions will be satisfied or waived. For example, regulators may impose conditions on the completion of the Merger or require changes to the terms of the Merger. Such conditions or changes could have the effect of delaying completion of the Merger or imposing additional costs to consummate the Merger. If any of these conditions are not satisfied or waived prior to May 1, 2019, which may be extended, under certain circumstances, to July 1, 2019, it is possible that the Merger Agreement will be terminated and the Merger will not be completed. There can be no assurance that the conditions to the closing of the Merger will be satisfied or waived or that the Merger will be completed.

The Company will be subject to business uncertainties while the Merger is pending, which could result in an adverse effect on our revenues and operating results.

While completion of the Merger is pending, we are subject to some uncertainty about our future. As a result of this uncertainty, the perceptions of brokers, insurers, cedents and other third parties of the Company may be negatively impacted, which in turn could affect our ability to compete for or write new business or obtain renewals in the marketplace. If this business represents a significant portion of our anticipated revenue, our results of operations could be substantially below expectations.

In addition, uncertainty about the effect of the Merger on the Company's employees may have an adverse effect on its operating results. Our ability to attract, retain or motivate key personnel may be impaired by these uncertainties, and could cause brokers, insurers, cedents and others that deal with the Company to seek to change existing business relationships with the Company. Employee retention may be particularly challenging while completion of the Merger is pending. If key employees of the Company depart, the Company’s business could be seriously harmed.

Lawsuits filed against us or our directors challenging the Merger may have an adverse impact on our business, results of operations or financial position.

Transactions like the Merger are frequently the subject of litigation or other legal proceedings, including actions alleging that our board of directors breached their respective fiduciary duties by entering into the Merger Agreement, by failing to obtain a greater value in the transaction for our stockholders or otherwise. In connection with the proposed Merger, one putative class action lawsuit has been filed on behalf of our stockholders in the United States District Court for the District of Delaware, alleging, among other things, that the defendants failed to make adequate disclosures in the Company’s proxy statement for the special meeting of stockholders relating to the Merger. There can be no assurance that additional lawsuits will not be brought in connection with the Merger.

We believe that the allegations in the aforementioned lawsuit are without merit. We intend to defend against this lawsuit and any other litigation or proceedings brought against us or our board of directors in connection with the Merger, but may not be successful in doing so. Any adverse outcome in such matters, as well as the costs and efforts of a defense even if successful, could have an adverse effect on our business, results of operations or financial position. Further, one of the conditions to the completion of the Merger is that no injunction, judgment or ruling by any court or other tribunal of competent jurisdiction will be in effect that enjoins, restrains or otherwise prohibits the consummation of the Merger. In the event that a plaintiff is successful in obtaining an injunction, judgment or ruling prohibiting the consummation of the Merger, the Merger may not be completed within the expected timeframe or at all.

Expenses related to the proposed Merger are significant and could adversely affect the Company's operating results.

If the Merger Agreement is terminated, our stock price may be adversely affected as a result of the fact that we have incurred and will continue to incur significant expenses related to the Merger, the intended benefits of which will not be realized if the Merger is not completed. If the Merger Agreement is terminated under certain circumstances, we may be obligated to pay The Hartford a termination fee of $68.25 million or transaction-related expenses not to exceed $7.0 million.

The Merger Agreement subjects us to restrictions on our business activities.

The Merger Agreement subjects us to restrictions on our business activities and obligates us to generally operate our business in the ordinary course in all material respects. These restrictions could have an adverse effect on our results of operations, cash flows and financial position to the extent that in the absence of the restrictions, our business decisions and operations would otherwise depart from our ordinary course of business.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

None

Item 6. Exhibits

Exhibit No.	Description of Exhibit

2-1

Agreement and Plan of Merger, dated as of August 22, 2018 by and among The Navigators Group, Inc., The Hartford Financial Services Group, Inc., and Renato Acquisition Co (filed with the Securities and Exchange Commission on August 22, 2018 as Exhibit 2-1 to our Current Report on Form 8-K and incorporated herein by reference).+

3-1

Amended and Restated By-Laws of The Navigators Group, Inc., as amended and restated on August 21, 2018 (filed with the Securities and Exchange Commission on August 22, 2018 as Exhibit 3-1 to our Current Report on Form 8-K and incorporated herein by reference).

10-1

Employment Agreement, dated August 21 2018, by and among The Navigators Group, Inc., Navigators Management Company, Inc. and Stanley A. Galanski (filed with the Securities and Exchange Commission on August 22, 2018 as Exhibit 10-1 to our Current Report on Form 8-K and incorporated herein by reference).**

10-2

Employment Agreement, dated August 21, 2018, by and among The Navigators Group, Inc., Navigators Management Company, Inc. and Ciro M. DeFalco (filed with the Securities and Exchange Commission on August 22, 2018 as Exhibit 10-2 to our Current Report on Form 8-K and incorporated herein by reference).**

10-3	Form of President’s Award Agreement (filed with the Securities and Exchange Commission on August 22, 2018 as Exhibit 10-3 to our Current Report on Form 8-K and incorporated herein by reference).**

10-4

Fourth Amended and Restated Funds at Lloyd's Letter of Credit Agreement, dated November 7, 2018, by and among The Navigators Group, Inc., the lenders party thereto, and ING Bank N.V., London Branch, as Administrative Agent and Letter of Credit Agent (filed with the Securities and Exchange Commission on November 7, 2018 as Exhibit 10-1 to our Current Report on Form 8-K and incorporated herein by reference)**

11-1	Computation of Per Share Earnings (Loss) *

31-1	Certification of CEO per Section 302 of the Sarbanes-Oxley Act *

31-2	Certification of CFO per Section 302 of the Sarbanes-Oxley Act *

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

101.INS	XBRL Instance Document *

101.SCH	XBRL Taxonomy Extension Scheme *

101.CAL	XBRL Taxonomy Extension Calculation Database *

101.LAB	XBRL Taxonomy Extension Label Linkbase *

101.PRE	XBRL Taxonomy Extension Presentation Linkbase *

101.DEF	XBRL Taxonomy Extension Definition Linkbase *

*	Included herein
**	Management contract or compensatory plan or arrangement
+	Schedules and exhibits omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company agrees to furnish a supplemental copy of any omitted exhibit or schedule to the SEC upon request.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

The Navigators Group, Inc.
(Company)

Dated: November 8, 2018	By:	/s/ Ciro M. DeFalco
Ciro M. DeFalco
Executive Vice President and Chief Financial Officer