Form 10-K
period 2018-12-31
NAVIGATORS GROUP INC
filed 2019-02-28
CIK 793547

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act

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

The aggregate market value of voting stock held by non-affiliates as of June 30, 2018 was $1,320,453,310 (Last business day of The Company’s most recently completed second fiscal quarter).

The number of common shares outstanding as of February 21, 2019 was 29,818,468 (Last practical business day for the count of shares outstanding).

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s definitive Proxy Statement in connection with its 2019 Annual Meeting of Stockholders, to be filed within 120 days of the end of the fiscal year ended December 31, 2018 with the Securities and Exchange Commission, are incorporated by reference in Part III hereof.

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

On June 7, 2018, we acquired 100% ownership interest in Bracht, Deckers & Mackelbert NV, an insurance underwriting agency organized under the laws of Belgium (“BDM”) and Assurances Continentales – Continentale Verzekeringen NV, an insurance company licensed under the laws of Belgium (“ASCO”). The acquisition was accounted for in accordance with Accounting Standards Codification (“ASC”) 805, “Business Combinations.” Refer to Note 2 Merger and Business Combinations and Note 6 Goodwill and Intangible Assets, in the Notes to Consolidated Financial Statements, for further information regarding the acquisition.

On August 22, 2018, our Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with The Hartford Financial Services Group, Inc. (“The Hartford”). The Merger Agreement provides that, subject to the terms and conditions set forth therein, our Company will merge with an existing subsidiary of The Hartford, with our Company surviving as a wholly owned subsidiary of The Hartford (the “Merger”). Refer to Note 2 Merger and Business Combinations, in the Notes to Consolidated Financial Statements, for further information.

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

For additional information on our segment presentation and for financial information concerning our operations by segment, see Segment Results included in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 3, Segment Information, in the Notes to the Consolidated Financial Statements.

The following table presents Net Premiums Earned by segment:

Years Ended December 31,	2018 Net Premiums	% of	2017 Net Premiums	% of	2016 Net Premiums	% of
amounts in thousands	Earned	Total	Earned	Total	Earned	Total
U.S. Insurance	$737,646	54.1%	$674,665	56.8%	$629,308	57.2%
Int'l Insurance	380,503	27.9%	333,792	28.2%	307,416	27.9%
GlobalRe	245,074	18.0%	177,963	15.0%	163,621	14.9%
Total	$1,363,223	100.0%	$1,186,420	100.0%	$1,100,345	100.0%

Products and Distribution

Our Company distributes insurance related products through international, national, regional and retail insurance brokers. For 2018, business produced through the broker Marsh & McLennan Companies Inc. represented just over 10% of consolidated gross premiums written. Additionally, within each of our three reporting segments there are premiums written through individual brokers that represent over 10% of gross premiums written for the reporting segment. No customer accounted for more than 10% of consolidated gross premiums written. The GlobalRe reporting segment has one customer that represents just over 10% of the segment’s gross premiums written for 2018.

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

Other Professional Liability – includes Cyber and run-off lines of business.

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

Protection & Indemnity (“P&I”) – We offer fixed-cost P&I coverage for small to medium sized vessels. We protect ship owners, managers and time charterers against liabilities arising out of and/or in connection with the operation of their vessels.

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
Surety – We underwrite quota share, excess of loss Surety reinsurance in Latin America and the Caribbean (“LatAm”).
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

Employees

As of December 31, 2018, we had 838 full-time employees of which 587 were located in the United States, 149 in the United Kingdom, 65 in Belgium, 9 in The Netherlands, 8 in Italy, 8 in Hong Kong, 4 in France, 4 in Switzerland, 3 in Spain and 1 in Singapore.

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

The following table presents the development of our loss and LAE reserves for 2008 through 2018. Net reserves for losses and LAE reflects our net reserves at the balance sheet date for each of the indicated years and represents our estimated amount of losses and LAE arising in all prior years that are unpaid at the balance sheet date. Reserves for losses and LAE re-estimated in the table reflect our re-estimated amount of our previously recorded reserves based on experience as of the end of each succeeding year. Our reserve estimates may change as more information becomes known about the frequency and severity of claims for individual years. Our net and gross cumulative redundancy (deficiency) in the table reflects our cumulative amounts developed as of successive years with respect to the aforementioned reserve liability. Our cumulative redundancy (deficiency) represents the aggregate change in the estimates over all prior years.

The table calculates losses and LAE reported and recorded for all prior years starting with the year in which the loss was incurred. For example, assuming that a loss occurred in 2008 but was not reported until 2009, the amount of such loss will appear as a deficiency in both 2008 and 2009. Conditions and trends that have affected development of the liability in the past may not necessarily occur in the future. Accordingly, it may not be appropriate to extrapolate future strengthening or releases based on the table.

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

	Years Ended December 31,
amounts in thousands	2008	2009	2010	2011	2012	2013	2014	2015	2016	2017	2018
Net reserves for losses and LAE	$999,871	$1,112,934	$1,142,542	$1,237,234	$1,216,909	$1,222,633	$1,308,136	$1,393,126	$1,510,451	$1,705,380	$1,923,784
Reserves for losses and LAE re-estimated as of:
One year later	990,930	1,099,132	1,144,687	1,191,943	1,215,643	1,166,821	1,243,467	1,364,598	1,544,761	1,781,622
Two years later	971,048	1,065,382	1,068,344	1,189,651	1,142,545	1,144,854	1,262,367	1,430,261	1,574,455
Three years later	943,231	1,037,233	1,084,728	1,167,745	1,165,959	1,196,219	1,324,701	1,466,997
Four years later	925,756	1,027,551	1,072,849	1,193,950	1,196,157	1,249,756	1,332,421
Five years later	921,597	1,029,215	1,097,862	1,192,188	1,223,661	1,243,535
Six years later	925,518	1,041,778	1,098,545	1,212,716	1,213,197
Seven years later	935,511	1,046,653	1,111,350	1,188,565
Eight years later	943,450	1,060,053	1,084,389
Nine years later	953,450	1,031,535
Ten years later	922,568
Net cumulative redundancy (deficiency)	$77,303	$81,399	$58,153	$48,669	$3,712	$(20,902)	$(24,285)	$(73,871)	$(64,004)	$(76,242)
Net cumulative paid as of:
One year later	263,523	314,565	309,063	407,385	365,479	295,527	320,863	412,544	478,979	554,733
Two years later	460,058	517,125	552,881	620,955	550,747	512,709	620,514	739,944	832,013
Three years later	591,226	682,051	695,054	752,315	703,511	736,360	821,045	984,066
Four years later	688,452	773,261	785,046	862,722	856,240	875,895	976,054
Five years later	745,765	828,269	868,850	949,784	938,370	954,243
Six years later	785,211	872,685	930,327	1,002,026	989,184
Seven years later	819,146	920,319	958,261	1,039,371
Eight years later	855,320	940,984	982,300
Nine years later	871,078	960,912
Ten years later	884,557
Gross liability-end of year	1,853,664	1,920,286	1,985,838	2,082,679	2,097,048	2,045,071	2,159,634	2,202,644	2,289,727	2,515,145	2,743,973
Reinsurance recoverable	853,793	807,352	843,296	845,445	880,139	822,438	851,498	809,518	779,276	809,765	820,189
Net liability-end of year	$999,871	$1,112,934	$1,142,542	$1,237,234	$1,216,909	$1,222,633	$1,308,136	$1,393,126	$1,510,451	$1,705,380	$1,923,784
Gross re-estimated latest	1,718,058	1,784,792	1,867,500	2,033,375	2,074,648	2,086,369	2,172,916	2,316,402	2,382,571	2,597,606
Re-estimated recoverable latest	795,490	753,258	783,112	844,810	861,451	842,834	840,494	849,406	808,116	815,984
Net re-estimated latest	$922,568	$1,031,534	$1,084,388	$1,188,565	$1,213,197	$1,243,535	$1,332,422	$1,466,996	$1,574,455	$1,781,622
Gross cumulative redundancy (deficiency)	$135,606	$135,494	$118,338	$49,304	$22,400	$(41,298)	$(13,282)	$(113,758)	$(92,844)	$(82,461)

Investments

The objective of our investment policy, guidelines and strategy is to maximize total investment return in the context of preserving and enhancing stockholder value and the statutory surplus of our regulated insurance companies. As part of our overall investment strategy, we seek to build a tax efficient investment portfolio and maintain appropriate levels of liquidity to satisfy cash requirements of current operations and longer term obligations.

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

Our investments supporting our Int’l Insurance business must also comply with the regulations set forth by the Prudential Regulatory Authority (the “PRA”) in the U.K, the National Bank of Belgium (“NBB”), and the Commissariat Aux Assurances (the “CAA”) in Luxembourg.  Our investments supporting our Int’l Insurance business are subject to the direction and control of the Boards of Directors and the Investment Committees of NUAL, NIIC and ASCO, as well as our Parent Company’s Board of Directors and Finance Committee.

Refer to Management’s Discussion of Financial Condition and Results of Operations - Investments and Note 4, Investments, in the Notes to Consolidated Financial Statements, both of which are included herein, for additional information regarding investments.

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

The state insurance regulators utilize risk-based capital measurements, developed by the National Association of Insurance Commissioners (“NAIC”), to identify insurance companies that potentially are inadequately capitalized. The NAIC’s risk-based capital model is intended to establish minimum capital thresholds that vary with the size and mix of an insurance company’s business and assets. It is designed to identify companies with capital levels that may require regulatory attention. At December 31, 2018, each of our domestic insurance companies’ total adjusted capital was significantly in excess of the authorized control level risk-based capital.

The NAIC has developed a set of financial relationships or tests known as the Insurance Regulatory Information System (“IRIS”) to assist state regulators in monitoring the financial condition of U.S. insurance companies and identifying companies that require special attention or action by insurance regulatory authorities. Generally, regulators will begin to investigate or monitor an insurance company if its IRIS ratios fall outside usual ranges for four or more of the ratios. If an insurance company has insufficient capital, regulators may act to reduce the amount of insurance it can issue. Based on our most recent statutory filings (calculated as of December 31, 2018), none of our U.S. insurance companies are subject to regulatory scrutiny based on these ratios.

In 2012, the NAIC adopted the Risk Management and Own Risk and Solvency Assessment (“ORSA”) Model Act, which, following enactment at the state level became effective in 2015. ORSA requires U.S. insurance companies and their groups to regularly, but no less than annually: 1) conduct an assessment of the adequacy of its risk management framework and current and estimated future solvency position, 2) internally document the process and results of such assessment and 3) provide a confidential, high level summary of such assessment to certain state regulatory authorities. This year we filed our ORSA report with the New York State Department of Financial Services on December 3, 2018, and we believe we have a robust Enterprise Risk Management framework in place that is effective in meeting the ORSA requirements.

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

Government intervention has also occurred in the insurance and reinsurance markets in relation to terrorism coverage in the U.S. (and through industry initiatives in other countries). The U.S. Terrorism Risk Insurance Act (“TRIA”), which was enacted in 2002 to ensure the availability of insurance coverage for certain terrorist acts in the U.S., was extended through 2007 by the Terrorism Risk Insurance Extension Act of 2005, or TRIEA, and made certain changes in the program. The Terrorism Risk Insurance Program Reauthorization Act of 2007 (“TRIPRA”), which extended the program through 2015, was reauthorized for an additional six years through December 31, 2020, and applies to certain of our product offerings.

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act made broad and complex changes to the U.S. tax code and contains various provisions that affect corporations, including a reduction of the U.S. federal corporate tax rate from a 35% maximum rate to a 21% flat rate, changes to net operating loss carryback and carryforward rules and changes to U.S. taxation of foreign profits. See the risk factor Changes in tax laws could increase our corporate taxes, reduce our deferred tax assets or affect pricing of some of our products in Item 1A – Risk Factors for additional information regarding the impact of the Tax Act.

United Kingdom

Our UK branch, NIIC and NUAL, the managing agent for Syndicate 1221, are all subject to regulation by the PRA (for prudential issues) and the Financial Conduct Authority (the “FCA”) (for conduct of business issues). In addition, the Lloyd’s market is subject to management and supervision by the Council of Lloyd’s. The PRA and FCA have been granted broad authorization and intervention powers as they relate to the operations of all insurers, including Lloyd’s syndicates, operating in the U.K.  Lloyd’s is regulated by the PRA and FCA and is required to implement certain rules prescribed by them, which it does by the powers it has under the Lloyd’s Act 1982 relating to the operation of the Lloyd’s market.  Lloyd’s prescribes, in respect of its managing agents and corporate members, certain minimum standards relating to their management and control, solvency and various other requirements.  The PRA and FCA also monitor Lloyd’s managing agents’ compliance with those systems and controls. If it appears to the PRA and/or the FCA that either Lloyd’s is not fulfilling its regulatory responsibilities, or that managing agents are not complying with the applicable regulatory rules and guidance, the PRA and/or FCA may intervene at their discretion.

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

European Union

ASCO and BDM are incorporated and regulated in Belgium by the NBB and the Financial Services and Markets Authority (the “FSMA”), respectively. Belgium has a “twin peaks” supervisory model that is similar to the supervisory model in the U.K., with the NBB authorizing insurance and reinsurance companies in Belgium and for prudential purposes, in particular solvency, monitoring and supervising their activities. The FSMA is responsible for the registration and regulation of insurance and reinsurance intermediaries.

ASCO and BDM are both subject to E.U. legislation with direct application (such as the General Data Protection Regulation, which governs data protection) and Belgian legislation that transposes E.U. directives (such as the Solvency II) or adds local rules. The NBB and FSMA have both added additional rules regulating the insurance market.

Canal Re S.A. is authorized in Luxembourg as a reinsurer by the CAA. The CAA is the public body that supervises the insurance sector in Luxembourg. It exercises prudential oversight and supervises the activities of Luxembourg insurance and reinsurance companies established in Luxembourg, and it is authorized to issue regulations relating to the insurance sector.

Following Brexit in March 2019, Syndicate 1221 may continue to access European Economic Area markets and business via the Lloyd’s of London subsidiary located in Brussels.  The Lloyd's Brussels subsidiary is authorized and regulated by the NBB and regulated by the FSMA.

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

The obligation of our Company and The Hartford to complete the Merger is subject to the satisfaction or waiver of a number of conditions, including, among others, the receipt of certain regulatory approvals. Many of the conditions to the closing of the Merger are not within our or The Hartford’s control, and we cannot predict when or if these conditions will be satisfied or waived. For example, regulators may impose conditions on the completion of the Merger or require changes to the terms of the Merger. Such conditions or changes could have the effect of delaying completion of the Merger or imposing additional costs to consummate the Merger. If all of these conditions are not satisfied or waived prior to May 1, 2019, which may be extended, under certain circumstances, to July 1, 2019, it is possible that the Merger Agreement will be terminated and the Merger will not be completed.

There can be no assurance that all of the conditions to the closing of the Merger will be satisfied or waived or that the Merger will be completed.

Our Company will be subject to business uncertainties while the Merger is pending, which could result in an adverse effect on our revenues and operating results.

While completion of the Merger is pending, we are subject to some uncertainty about our future. As a result of this uncertainty, the perceptions of brokers, insurers, cedents and other third parties of our Company may be negatively impacted, which in turn could affect our ability to compete for or write new business or obtain renewals in the marketplace. If this business represents a significant portion of our anticipated revenue, our results of operations could be substantially below expectations.

In addition, uncertainty about the effect of the Merger on our Company's employees may have an adverse effect on our operating results. Our ability to attract, retain or motivate key personnel may be impaired by these uncertainties, and could cause brokers, insurers, cedents and others that deal with our Company to seek to change existing business relationships with our Company. Employee retention may be particularly challenging while completion of the Merger is pending. If key employees of our Company depart, our Company’s business could be harmed.

Lawsuits filed against us or our directors challenging the Merger may have an adverse impact on our business, results of operations or financial position.

Merger transactions are frequently the subject of litigation or other legal proceedings, including actions alleging that a board of directors has breached its respective fiduciary duties by entering into the Merger Agreement and failing to obtain a greater value in the transaction for stockholders. In connection with the proposed Merger, one putative class action lawsuit was filed on behalf of our stockholders in the United States District Court for the District of Delaware, alleging, among other things, that the defendants failed to make adequate disclosures in the Company’s proxy statement for the special meeting of stockholders relating to the Merger. While this lawsuit was dismissed on February 25, 2019 with prejudice as to the shareholder representative and without prejudice as to claims on behalf of the putative class in the lawsuit, there can be no assurance that additional lawsuits will not be brought in connection with the Merger.

We intend to defend against any litigation or proceeding brought against us or our board of directors in connection with the Merger, but may not be successful in doing so. Any adverse outcome in such matters, as well as the costs and efforts of a defense even if successful, could have an adverse effect on our business, results of operations or financial position. Further, one of the conditions to the completion of the Merger is that no injunction, judgment or ruling by any court or other tribunal of competent jurisdiction will be in effect that enjoins, restrains or otherwise prohibits the consummation of the Merger. In the event that a plaintiff is successful in obtaining an injunction, judgment or ruling prohibiting the consummation of the Merger, the Merger may not be completed within the expected timeframe or at all.

Expenses related to the proposed Merger are significant and could adversely affect our Company's operating results.

If the Merger Agreement is terminated, our stock price may be adversely affected as a result of the fact that we have incurred and will continue to incur significant expenses related to the Merger, the intended benefits of which will not be realized if the Merger is not completed. If the Merger Agreement is terminated under certain circumstances, we may be obligated to pay The Hartford a termination fee of $68.25 million.

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

Our Company insures risks around the world and deterioration in the U.S. and global financial markets could have a material adverse effect on our results of operations and financial condition.

In the past years, the U.S. and global financial markets experienced severe disruption and significant volatility. Although our Company continues to monitor market conditions, we cannot predict future market conditions or their impact on our operations, investment portfolio, or stock price. Depending on market conditions, our Company could incur future realized and unrealized losses, which could have a material adverse effect on our results of operations and the financial condition of our Company. Volatile economic conditions also could have an adverse impact on the availability and cost of credit generally, which could negatively affect the ability to obtain letters of credit utilized by us to support business written through Lloyd’s.

In addition to financial market volatility, an economic downturn could have a material adverse effect on our insureds, agents, claimants, reinsurers, vendors and competitors. A variety of economic environments, including but not limited to slow economic growth, or actual or expected inflation, may have an impact on our operations. The U.S., U.K., European and other foreign governments may implement monetary and fiscal policies in response to these environments, any of which could affect our operations either positively or negatively. Trade conflicts and retaliatory responses in the form of quotas, tariffs, and other costs and restrictions, may impact global trade flows and the demand for marine and other related insurance products, which may reduce the demand or pricing of our products and thereby negatively impacting our operations.

The withdrawal of the U.K. from the E.U. could have a material adverse effect on our business, business opportunities, results of operations, financial condition and cash flows.

Following the referendum vote that took place in June 2016 in favor of leaving the European Union (“Brexit”) and the U.K. government triggering the relevant withdrawal provision of the E.U. Treaty, formal negotiations on the terms of the U.K.’s withdrawal from the E.U. are still in progress. We have significant international operations in the U.K., as well as offices in the E.U. While we have implemented measures to allow our Company to operate in the E.U. independently of our U.K. operations, and while Lloyd’s of London has implemented measures to allow Lloyd’s of London members and their syndicates, including Navigators’ Lloyd’s

Syndicate, to operate in the E.U., Brexit may cause disruptions throughout the E.U. and the U.K. Continuing access for our U.K. entities to the E.U. market will depend on general trade and services agreements made by the U.K. with the E.U. or on specific arrangements made by our U.K. entities and Lloyd’s itself to retain access to the E.U. market. The consequence of making such specific arrangements may include an increase in our cost of doing business.  In addition, the overall U.K. withdrawal could, among other outcomes, cause significant volatility in global financial markets, currency exchange rate fluctuations and asset valuations, and disrupt the U.K. market and the E.U. markets in which we operate, by increasing restrictions on the trade and free movement of goods, services and people between the U.K. and the E.U.  The withdrawal could also lead to legal uncertainty and potentially divergent national laws and regulations as the U.K. determines which E.U. laws to replace or replicate. The consequences of a withdrawal in the long term are unknown and not quantifiable at this time. However, given the lack of comparable precedent, any of these effects of a withdrawal, among others, could materially adversely affect our business, business opportunities, results of operations, financial condition and cash flows.

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

Our Company is exposed to claims arising out of catastrophes, which can be caused by various natural events, including, but not limited to, hurricanes, windstorms, earthquakes, tornadoes, floods, hail, severe winter weather and fires.  Catastrophes can also be man-made, such as war, explosions or terrorism, or caused by severe disasters such as an oil rig explosion.  In addition, changing climate conditions could result in an increase in the frequency or severity of natural catastrophes, which could increase exposure to such losses. The incidence and severity of catastrophes are inherently unpredictable.  However, we utilize third party modeling tools to assist us in analyzing the potential occurrence and severity of losses from certain catastrophic events. The loss estimates developed by these tools may contain flaws or faulty assumptions or assume various conditions and probability scenarios which may not be known to us or are not within our control.  As a result, the models that we use to manage our exposure to catastrophes may not accurately predict future losses, and we could incur losses that exceed those estimates or are not covered by our reinsurance program, which could have a material adverse effect on the financial condition of our Company and reduce our profitability.

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

In addition to loss reserves discussed above, our consolidated financial statements contain accounting estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures.  On an ongoing basis, our Company evaluates our estimates based on historical experience and other assumptions that our Company believes to be reasonable.  Any significant change in our estimates could adversely affect our results of operations and/or financial condition. Our accounting estimates that are viewed by our management as critical are those in connection with reserves for losses and LAE, reinsurance recoverables, written and unearned premiums, the recoverability of deferred tax assets, impairment of invested assets, the valuation of invested assets, and the valuation of goodwill and intangible assets.

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

The functional currency of our Company’s principal insurance subsidiaries is the U.S. Dollar (“USD”). Exchange rate fluctuations relative to the functional currency may materially impact our financial position, as our Company conducts business in currencies other than the U.S. dollar.  The principal currencies creating foreign currency exchange risk for our portfolio are the Great British Pound (“GBP”), Euro (“EUR”) and Canadian Dollar (“CAD”). In addition, locally-required capital levels are invested in local currencies in order to satisfy regulatory requirements and to support local insurance operations regardless of currency fluctuations.

Despite mitigation efforts, an increase in interest rates and credit spreads, or a change in foreign exchange rates could have a material adverse effect on our results of operations, financial position and cash flows.

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

Ratings are a critical factor in establishing the competitive position of insurance companies.  NIC, NSIC and NIIC are rated by A.M. Best and NIC, NSIC, NIIC and ASCO NV are rated by S&P. Syndicate 1221, as a member of Lloyd’s of London, carries the ratings of Lloyd’s of London, which is rated A by A.M. Best and A+ by S&P. A.M. Best’s and S&P’s ratings reflect their opinions of an insurance company’s financial strength, operating performance, strategic position and ability to meet its obligations to policyholders, and are not evaluations directed to investors.  The ratings are subject to periodic review by A.M. Best and S&P.  Because these ratings have become an increasingly important factor in establishing the competitive position of insurance companies, if these ratings are reduced, our competitive position in the industry, and therefore the business, could be adversely affected in a material manner.  A significant downgrade could result in a substantial loss of business as policyholders might move to other companies with higher ratings. In addition, a significant downgrade could subject our Company to higher borrowing costs and our ability to access the capital markets could be negatively impacted. If our Company were to be downgraded below an “A-”, we would be required to provide additional collateral under the letter of credit facility with ING Bank, N.V., London Branch, as Administrative Agent and Letter of Credit Agent. Further, a downgrade below BBB- by S&P would subject our Company to higher interest rates payable on the 5.75% Senior Notes due October 15, 2023.  Refer to Note 9, Debt, in the Notes to Consolidated Financial Statements for additional information regarding such credit facility and 5.75% Senior Notes due October 15, 2023, respectively.

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

In recent years, the state insurance regulatory framework has come under increased federal scrutiny, and some state legislatures have considered or enacted laws that may alter or increase state authority to regulate insurance companies and insurance holding companies.  Further, the NAIC and state insurance regulators are re-examining existing laws and regulations, specifically focusing on modifications to holding company regulations, interpretations of existing laws and the development of new laws.  Additionally, the Dodd-Frank Wall Street Reform and Consumer Protection Act, which became effective on July 21, 2010, established a Federal Insurance Office to, among other responsibilities identify issues or gaps in the regulation of insurers that could contribute to a systemic crisis in the insurance industry or the United States financial system. Any proposed or future legislation or NAIC initiatives may be more restrictive than current regulatory requirements or may result in higher costs.

In response to the September 11, 2001 terrorist attacks, the United States Congress has enacted legislation designed to ensure, among other things, the availability of insurance coverage for terrorist acts, including the requirement that insurers provide such coverage in certain circumstances. The legislation also provides governmental reinsurance to the insurers who have assumed the terrorism exposure from their policyholders, but there is no certainty that these programs will be renewed upon expiration. Refer to Business – Regulation – United States included herein for a discussion of the TRIA, TRIEA and TRIPRA legislation.

In addition, new legislative, regulatory, and fiscal initiatives may be introduced in the future in any of the jurisdictions where we operate. Any of those initiatives could cause changes in U.S. social, political, regulatory and economic conditions or in laws and policies governing foreign trade, development and investment in the countries where our Company currently operates, which could adversely affect our business and our financial conditions or results of operations.

Our subsidiaries are subject to the laws and regulations of each country in which they operate, with some jurisdictions imposing comprehensive regulatory requirements and others imposing fewer requirements. Our businesses in the U.K. and on the European continent are also heavily regulated and must comply with the requirements of the PRA, FCA, the NBB, FSMA, CAA and Lloyd’s, and those imposed upon the Lloyd’s market by overseas regulators where the Syndicate conducts business. Refer to Business – Regulation – United Kingdom included herein for a discussion of regulations in that jurisdiction.

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

In addition, the Tax Act includes a number of provisions, including the lowering of the U.S. corporate tax rate from 35% to 21%, effective January 1, 2018. The Tax Act has impacted and is expected to continue to impact our Company’s operating results, cash flows, and financial condition.  The effect of the international provisions of the Tax Act, which generally establishes a territorial-style system for taxing foreign-source income of domestic multinational corporations, is uncertain. As a result of the Tax Act, our Company has reflected in our financial statements the estimated impact for one-time adjustments for the re-measurement of deferred tax assets (liabilities), future discounting for loss reserves and the deemed repatriation tax on unremitted foreign earnings and profits. In accordance with the SEC’s Staff Accounting Bulletin No. 118 (“SAB 118”), provisional amounts for certain income tax effects of the Tax Act were estimated. As of December 31, 2018, we have finalized the impact of the Tax Act which resulted in a decrease in the provisional amount of $1.3 million. Additionally, a tax benefit of $0.5 million related to the remeasurement of net deferred tax assets was recognized in the fourth quarter of 2018. There could be additional tax effects or adjustments related to the Tax Act that could materially impact our results of operations and financial condition.

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

Moreover, our non-U.S. subsidiaries, such as NUAL, NIIC, and ASCO may be subject to different sanctions and embargo laws and regulations. The reputation and the market for the securities of our Company may be adversely affected if any such subsidiary engages in certain activities, even though such activities are lawful under applicable sanctions and embargo laws and regulations.

The market price of our Parent Company Common Stock may be volatile.

The price of our Parent Company Common Stock may not remain at or exceed current levels.  In addition to the other risk factors detailed herein, the following factors may have an adverse impact on the market price of our Parent Company Common Stock:

•	Actual or anticipated variations in the quarterly results of operations, including the result of catastrophes;
•	Changes in market valuations of companies in the insurance and reinsurance industry;
•	Changes in expectations of future financial performance or changes in estimates of securities analysts;
•	Issuances of common shares or other securities in the future;
•	A downgrade in our credit ratings;
•	The addition or departure of key personnel;
•	Announcements by our Company or our competitors of acquisitions, investments or strategic alliances; and
•	Failure to consummate the Merger with The Hartford.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

We have no outstanding, unresolved comments from the SEC staff at December 31, 2018.

ITEM 2. PROPERTIES

Our executive and administrative office is located at 400 Atlantic Street, Stamford, CT.  The lease for this space expires in October 2023.  Additionally, we operate in various locations with non-cancelable operating leases including:

•	U.S.
•	Alpharetta, GA,
•	Boston, MA,
•	Chicago, IL,

•	Coral Gables, FL,
•	Danbury, CT,
•	Ellicott City, MD,
•	Farmington, CT,
•	Houston, TX,
•	Irvine, CA,
•	Iselin, NJ,
•	Jericho, NY,
•	Los Angeles, CA,
•	Minneapolis, MN,
•	New York City, NY,
•	Philadelphia, PA,
•	Pittsburgh, PA,
•	San Francisco, CA,
•	Schaumburg, IL,
•	Seattle, WA,
•	Stamford, CT and
•	Tampa, FL.
•	International
•	Antwerp, Belgium,
•	Hong Kong,
•	London, England,
•	Madrid, Spain,
•	Milan, Italy,
•	Paris, France,
•	Rotterdam, The Netherlands and
•	Zurich, Switzerland.

The Company also owns real estate property which operates as office facilities in Antwerp, Belgium.

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

The following table reflects the dividends declared each quarter for the four quarters of 2018 and 2017:

	2018	2017
	Dividends Declared	Dividends Declared
First Quarter	$0.07	$0.045
Second Quarter	0.07	0.06
Third Quarter	0.07	0.06
Fourth Quarter	0.07	0.06

The declaration and amount of any future dividend will be at the discretion of the Board of Directors, and will depend upon many factors, including financial condition, results of operations, business requirements, regulatory and legal constraints and any other factors the Board of Directors deems relevant.

Refer to Note 12, Stockholders’ Equity, in the Notes to Consolidated Financial Statements for additional information regarding dividends, including dividend restrictions and net assets available for dividend distribution.

Information provided to our Company by the transfer agent and proxy solicitor indicates that there are approximately 89 holders of record as of February 26, 2019 and 7,882 beneficial holders of our Common Stock, as of February 27, 2019.

Five Year Stock Performance Graph

The Five Year Stock Performance Graph and related Cumulative Indexed Returns table, as presented below, reflects the cumulative return on our Company’s Common Stock, the Standard & Poor’s 500 Index (“S&P 500 Index”) and the S&P Property and Casualty Insurance Index (the “Insurance Index”) assuming an original investment in each of $100 on December 31, 2013 (the “Base Period”) and reinvestment of dividends to the extent declared.  Cumulative returns for each year subsequent to 2013 are measured as a change from this Base Period.

The comparison of five year cumulative returns among our Company, the companies listed in the S&P 500 Index and the Insurance Index are as follows:

	Cumulative Indexed Returns
	Years Ended December 31,
	Base Period
Company / Index	2013	2014	2015	2016	2017	2018
The Navigators Group, Inc.	100.00	116.12	135.83	186.96	155.29	222.58
S&P 500 Index	100.00	113.68	115.24	129.02	157.17	150.27
Insurance Index	100.00	115.74	126.77	146.68	179.52	171.10

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

	Years Ended December 31,
in thousands, except per share amounts	2018	2017	2016	2015	2014
Operating information:
Gross Written Premiums	$1,912,961	$1,713,265	$1,568,911	$1,453,502	$1,432,353
Revenues:
Net Earned Premiums	$1,363,223	$1,186,420	$1,100,345	$984,087	$935,895
Net Investment Income	103,113	89,293	79,451	68,718	64,168
Net Other-Than-Temporary Impairment Losses Recognized in Earnings	—	(2,064)	(150)	(1,698)	—
Net Realized Gains on Investments Sold	2,989	45,073	9,186	8,373	12,812
Net Unrealized Losses on Equity Securities	(33,337)	—	—	—	—
Total Net Realized and Unrealized Gains (Losses)	(30,348)	45,073	9,186	8,373	12,812
Other Income (Loss)	7,169	(4,243)	8,701	(491)	10,656
Total Revenues	$1,443,157	$1,314,479	$1,197,533	$1,058,989	$1,023,531
Expenses:
Net Losses and Loss Adjustment Expenses	$893,779	$806,265	$665,448	$572,598	$545,229
Commission Expenses	220,144	184,731	165,045	129,977	125,528
Other Operating Expenses	261,224	233,230	234,096	223,516	196,825
Merger Transaction Costs	3,950	—	—	—	—
Interest Expense	15,485	15,447	15,435	15,424	15,413
Total Expenses	$1,394,582	$1,239,673	$1,080,024	$941,515	$882,995
Income Before Income Taxes	48,575	74,806	117,509	117,474	140,536
Income Tax Expense	14,336	34,312	34,783	36,417	45,207
Net Income	$34,239	$40,494	$82,726	$81,057	$95,329
Net Income per Share:
Basic	$1.15	$1.38	$2.85	$2.82	$3.34
Diluted	$1.13	$1.35	$2.75	$2.73	$3.25
Cash Dividends Declared per Common Share	$0.280	$0.225	$0.135	$—	$—
Average Common Shares Outstanding:
Basic	29,720	29,441	29,074	28,785	28,520
Diluted	30,193	30,071	30,032	29,651	29,293
Combined Loss and Expense Ratio (1):
Loss Ratio	65.6%	68.0%	60.5%	58.2%	58.3%
Expense Ratio	35.1%	35.2%	36.2%	35.9%	34.3%
Total	100.7%	103.2%	96.7%	94.1%	92.6%

Balance Sheet information:
Total Investments (2)	$3,481,454	$3,330,003	$3,022,320	$2,838,272	$2,668,238
Total Assets	5,603,449	5,224,622	4,814,037	4,584,012	4,476,185
Gross Losses and LAE Reserves	2,743,973	2,515,145	2,289,727	2,202,644	2,159,634
Net Losses and LAE Reserves (3)	1,923,784	1,705,380	1,510,451	1,393,126	1,308,136
Senior Notes	264,052	263,885	263,728	263,580	263,440
Stockholders' Equity	1,186,850	1,225,965	1,178,188	1,096,148	1,027,224
Common Shares Outstanding	29,782	29,507	29,124	28,862	28,563
Book Value per Share (4)	$39.85	$41.55	$40.45	$37.98	$35.96

(1) - Calculated based on earned premiums.

(2) - Cash that was misclassified within Short-Term Investments prior to 2018 was reclassified, representing an immaterial correction. Refer to Note 1 Organization & Summary of Significant Accounting Policies, in the Notes to the Consolidated Financial Statements, for further information.

(3) - Net Losses and LAE Reserves is comprised of our Reserves for Losses and Loss Adjustment Expenses less our Reinsurance Recoverable on Unpaid Losses and Loss Adjustment Expenses.

(4) - Calculated as stockholders’ equity divided by actual shares outstanding as of the date indicated.

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

Combined Ratio

The Combined Ratio is a common insurance industry measure of profitability for any underwriting operation and is calculated in three components. First, the Loss Ratio is represented by Net Losses and LAE divided by Net Earned Premiums. The second component is the Commission Expense Ratio, which is Commission Expenses divided by Net Earned Premiums. The third component is the Other Operating Expense Ratio, which reflects the sum of Other Operating Expenses and Other Underwriting Income (Expense), divided by Net Earned Premiums. All items included in these components of the Combined Ratio are presented in our GAAP Consolidated Financial Statements. The sum of the Loss Ratio, Commission Expense Ratio and Other Operating Expense Ratio is the Combined Ratio. The difference between the Combined Ratio and 100% reflects the rate of Underwriting Profit (Loss). For example, a Combined Ratio of 85% implies that for every $100 of premium we earn, we record $15 of Underwriting Profit.

Net Operating Earnings

Net Operating Earnings is a “non-GAAP financial measure” as defined in Regulation G. Net Operating Earnings is comprised of Net Income excluding After-Tax adjustments, including: Total Net Realized and Unrealized Gains (Losses), Foreign Exchange Gains (Losses), the Net Gain on Disposition of Product Line, Merger Transaction Costs, and the impact of the Tax Act at enactment recognized in our Consolidated Statements of Income. We believe that this presentation reflects the underlying fundamentals of our business.

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

Underwriting Profit (Loss)

Underwriting Profit (Loss) represents one measure of the pre-tax profitability of our insurance operations and is derived by subtracting the following from Net Earned Premiums: Net Losses and LAE, Commission Expenses, Other Operating Expenses and Other Underwriting Income (Expense). This information is available in total and by segment in the Notes to Consolidated Financial Statements.  The nearest comparable GAAP measure is Income Before Income Taxes which, in addition to Underwriting Profit (Loss), includes Net Investment Income, Total Net Realized and Unrealized Gains (Losses) recognized in our Consolidated Statements of Income, Interest Expense, Other Income (Loss), and Merger Transaction Costs. While this measure is presented in the footnotes to the Consolidated Financial Statements, it is considered a “non-GAAP financial measure” as defined in Regulation G when presented elsewhere on a consolidated basis.

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

On February 7, 2018, certain wholly owned subsidiaries of our Company entered into a Renewal Rights Agreement with Thomas Miller Specialty Underwriting Agency Limited and Thomas Miller & Co Limited (collectively “Thomas Miller”), pursuant to which Thomas Miller agreed to acquire the renewal rights to our Company’s fixed-premium protection and indemnity business. During the first quarter of 2018, our Company recorded a gain from this transaction. Our Company agreed to continue to underwrite such business from February 8, 2018 through an end date of August 31, 2018, while all transitional arrangements were put in place, and ceded 100% of such business through a quota share agreement. After August 31, 2018 this business renewed through Thomas Miller. Our Company remains responsible for all losses incurred on such business written prior to February 8, 2018, and our Company continues to participate in the protection and indemnity market primarily through reinsurance of mutual clubs via our Lloyd’s of London (“Lloyd’s”) syndicate, Syndicate 1221.

During the second quarter of 2018, our Company established a wholly owned subsidiary, Navigators Holding (Europe) NV, which on June 7, 2018 (the “acquisition date”), acquired a 100% ownership interest in Bracht, Deckers & Mackelbert NV, an insurance underwriting agency organized under the laws of Belgium (“BDM”), Assurances Continentales – Continentale Verzekeringen NV, an insurance company licensed under the laws of Belgium (“ASCO”), and a wholly-owned subsidiary of ASCO, Canal Re S.A., a reinsurance company licensed under the laws of the Grand Duchy of Luxembourg (“Canal Re”). The acquisition of all three of these entities will be referred to as the “Acquisition” and the group of companies will be referred to as the Navigators Insurance Company Europe Group (the “NICE Group”). The Acquisition was undertaken as part of the Company’s strategy of expanding to more brokers and insureds across Europe and reinforces the Company’s presence in the European Union’s single market. We anticipate that this will enable the Company to better serve its European clients after Brexit, and will also provide opportunities to reach a wider European audience. The underwriting results of the acquired business from the NICE Group are included in the Int’l Insurance reporting segment, with no new operating segments resulting from the Acquisition.

On August 22, 2018, our Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with The Hartford Financial Services Group, Inc. (“The Hartford”). The Merger Agreement provides that, subject to the terms and conditions set forth therein, our Company will merge with an existing subsidiary of The Hartford, with our Company surviving as a wholly owned subsidiary of The Hartford (the “Merger”). Pursuant to the Merger Agreement, at the effective time of the Merger, holders of the Company’s common shares will be entitled to receive consideration of $70.00 in cash per common share. At a special meeting of stockholders of the Company held on November 16, 2018, the Company’s stockholders approved by the requisite vote a proposal to adopt the Merger Agreement. The Merger is expected to close in the first half of 2019, but remains subject to the receipt of regulatory approvals and other customary closing conditions.

Financial Highlights - Selected Indicators

	Years Ended December 31,
amounts in thousands, except per share amounts	2018	2017	2016
Results of Operations Data:
Net Earned Premiums	$1,363,223	$1,186,420	$1,100,345
Net Investment Income	103,113	89,293	79,451
Underwriting Profit (Loss)	(9,613)	(37,738)	35,892
Net Income	34,239	40,494	82,726
Net Income per Diluted Share	$1.13	$1.35	$2.75
Net Cash provided by Operating Activities	$342,338	$265,343	$229,425

	As of December 31,
amounts in thousands, except per share amounts	2018	2017
Balance Sheet Data:
Total Assets	$5,603,449	$5,224,622
Total Shareholders' Equity	1,186,850	1,225,965
Book Value per Share	$39.85	$41.55

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

Results of Operations

The following table presents a summary of our consolidated financial results for the years ended December 31, 2018, 2017 and 2016:

	Years Ended December 31,			Percentage Change
				2018 vs.	2017 vs.
amounts in thousands, except per share amounts	2018	2017	2016	2017	2016
Gross Written Premiums	$1,912,961	$1,713,265	$1,568,911	11.7%	9.2%
Ceded Written Premiums	(441,876)	(441,935)	(382,687)	(0.0%)	15.5%
Net Written Premiums	1,471,085	1,271,330	1,186,224	15.7%	7.2%
Net Earned Premiums	$1,363,223	$1,186,420	$1,100,345	14.9%	7.8%
Net Losses and LAE	(893,779)	(806,265)	(665,448)	10.9%	21.2%
Commission Expenses	(220,144)	(184,731)	(165,045)	19.2%	11.9%
Other Operating Expenses	(261,224)	(233,230)	(234,096)	12.0%	(0.4%)
Other Underwriting Income	2,311	68	136	NM	(50.0%)
Underwriting Profit (Loss)	$(9,613)	$(37,738)	$35,892	(74.5%)	NM
Net Investment Income	103,113	89,293	79,451	15.5%	12.4%
Total Net Realized and Unrealized Gains (Losses)	(30,348)	43,009	9,036	NM	NM
Interest Expense	(15,485)	(15,447)	(15,435)	0.2%	0.1%
Other Income (Loss)	4,858	(4,311)	8,565	NM	NM
Merger Transaction Costs	(3,950)	—	—	NM	NM
Income Before Income Taxes	$48,575	$74,806	$117,509	(35.1%)	(36.3%)
Income Tax Expense	(14,336)	(34,312)	(34,783)	(58.2%)	(1.4%)
Net Income	$34,239	$40,494	$82,726	(15.4%)	(51.1%)
Net Income per Basic Share	$1.15	$1.38	$2.85
Net Income per Diluted Share	$1.13	$1.35	$2.75
Effective Tax Rate	29.5%	45.9%	29.6%
Losses and LAE Ratio	65.6%	68.0%	60.5%
Commission Expense Ratio	16.1%	15.6%	15.0%
Other Operating Expense Ratio (1)	19.0%	19.6%	21.2%
Combined Ratio	100.7%	103.2%	96.7%

(1) - Includes Other Operating Expenses and Other Underwriting Income.

NM - Percentage change not meaningful.

The following table calculates our Net Operating Earnings for the years ended December 31, 2018, 2017 and 2016:

	Years Ended December 31,
	2018			2017			2016			Percentage Change
amounts in thousands, except per share amounts	Pre- Tax	Tax (1)	After- Tax	Pre- Tax	Tax (1)	After- Tax	Pre- Tax	Tax (1)	After- Tax	2018 vs. 2017	2017 vs. 2016
Net Income	$48,575	$(14,336)	$34,239	$74,806	$(34,312)	$40,494	$117,509	$(34,783)	$82,726	(15.4%)	(51.1%)
Adjustments to Net Income:
Total Net Realized and Unrealized Losses (Gains)	30,348	(6,373)	23,975	(43,009)	15,054	(27,955)	(9,036)	3,163	(5,873)	NM	NM
FX Losses (Gains)	(3,157)	662	(2,495)	4,213	(1,474)	2,739	(8,626)	3,019	(5,607)	NM	NM
Net Gain on Disposition of Product Line	(948)	199	(749)	—	—	—	—	—	—	NM	NM
Merger Transaction Costs	3,950	(596)	3,354	—	—	—	—	—	—	NM	NM
Impact of the Tax Act at Enactment (2)	—	(1,820)	(1,820)	—	19,694	19,694	—	—	—	NM	NM
Net Operating Earnings	$78,768	$(22,264)	$56,504	$36,010	$(1,038)	$34,972	$99,847	$(28,601)	$71,246	61.6%	(50.9%)
Average Common Shares Outstanding:
Basic			29,720			29,441			29,074
Diluted			30,193			30,071			30,032

Net Operating Earnings per Common Share:
Basic			$1.90			$1.19			$2.45
Diluted			$1.87			$1.16			$2.37

(1) - Tax impact is estimated by applying the statutory rates of applicable jurisdictions, after consideration of any other relevant factors.

(2) - As a result of the enactment of the Tax Act, we revalued our deferred tax assets as of December 31, 2017, resulting in a reduction in our deferred tax assets of $16.6 million, of which $17.1 million was recorded in 2017 and $(0.5) million was recorded in 2018. We also incurred a one-time payment of $1.3 million due to tax on previously untaxed accumulated and current earnings and profits on certain foreign subsidiaries, of which $2.6 million was recorded in 2017 and $(1.3) million was recorded in 2018.

NM - Percentage change not meaningful.

Underwriting Profit (Loss)

2018 versus 2017

The Company’s Underwriting Loss of $9.6 million for the year ended December 31, 2018, decreased by $28.1 million, compared to the same period in 2017.

The decrease in the Underwriting Loss was largely attributable to lower Net Current AY Losses and LAE primarily due to a lower level of catastrophe losses with $26.3 million of net catastrophe losses net of RRPs in 2018 related to Typhoon Jebi, Hurricane Michael, Hurricane Florence, the California Camp Fire, Typhoon Trami, and other CAT events, compared to $85.2 million of net catastrophe losses inclusive of net RRPs in 2017 mostly related to Hurricanes Harvey, Irma, and Maria (the “Hurricane events”), the Puebla, Mexico Earthquake, Typhoon Hato, and other CAT events. Also contributing to the decrease was the impact of growth in Net Earned Premiums across all of our reporting segments.

The decrease in the Underwriting Loss was partially offset by $76.2 million of Net Prior AY Reserve Strengthening for the year ended December 31, 2018 compared to $34.3 million of Net Prior AY Reserve Strengthening, for the same period in 2017, an increase in Other Operating Expenses primarily due to an increase in employee expenses, professional service fees, and information technology costs associated with new business initiatives and expansion of our global platform. Also partially offsetting the decrease in the Underwriting Loss was an increase in the Commission Expense driven by all of our reporting segments.

2017 versus 2016

The Company recognized an Underwriting Loss of $37.7 million for the year ended December 31, 2017, compared to an Underwriting Profit of $35.9 million for the same period in 2016, representing a deterioration of $73.6 million in underwriting profit.

The Underwriting Loss was driven by higher Net Current AY Losses and LAE primarily due to a higher level of catastrophe losses with $85.2 million of net catastrophe losses inclusive of net RRPs in 2017, mostly related to the Hurricane events, the Puebla, Mexico Earthquake, Typhoon Hato, and other CAT events, compared to $28.6 million of net catastrophe losses inclusive of net RRPs in 2016 mostly related to the Alberta Wildfires, Hurricane Matthew, the Ecuador earthquake, and the Taiwan earthquake. Also contributing to the deterioration was $34.3 million of Net Prior AY Reserve Strengthening for the year ended December 31, 2017 compared to $28.5 million of Net Prior AY Reserve Releases, for the same period in 2016.

This was partially offset by increased premiums earned across all of our reporting segments with lower non-catastrophe Net Current AY Losses and LAE ratios.

For additional information on the drivers of Underwriting Profit see the U.S. Insurance, Int’l Insurance and GlobalRe reporting segment results sections included herein.

A major component of our Underwriting Profit (Loss) is Net Losses and LAE.  The following table presents the current and prior accident year (“AY”) changes in our Net Losses and LAE Ratio for the years ended December 31, 2018, 2017 and 2016:

	Years Ended December 31,
	2018	2017	2016
Net Losses and LAE Ratio	65.6%	68.0%	60.5%
Net Prior AY Reserve (Release)/Strengthening	5.6%	2.9%	(2.6%)
Net Current AY Losses and LAE Ratio	60.0%	65.1%	63.1%

2018 versus 2017

For the year ended December 31, 2018, our Reported Net Losses and LAE Ratio decreased 2.4 points as compared to the same period in 2017 primarily driven by:

Prior Year Reserve Development

For the year ended December 31, 2018, our Net Prior AY Losses and LAE Ratio increased 2.7 points as compared to the same period in 2017 primarily driven by:

•

The year ended December 31, 2018 recognized $76.2 million of Net Prior AY Reserve Strengthening. This strengthening was attributable to worse than expected loss emergence in our Marine and Professional Liability operating segments within our Int’l Insurance reporting segment, higher than expected claims activity in our Accident & Health (“A&H”) product within our GlobalRe reporting segment, and worse than expected loss emergence in our P&C and Professional Liability operating segments within our U.S. Insurance reporting segment. This strengthening was partially offset by net catastrophe loss releases primarily related to the Hurricane events and the Puebla, Mexico Earthquake that occurred during 2017.

•

The year ended December 31, 2017 recognized $34.3 million of Net Prior AY Reserve Strengthening. This strengthening was primarily attributable to strengthening of our Professional Liability operating segment within our U.S. Insurance reporting segment, strengthening of our Marine, P&C and Professional Liability operating segments within our Int’l Insurance reporting segment and the settlement of a large A&H claim in our GlobalRe reporting segment.

Changes in the Current Accident Year Loss Ratio

For the year ended December 31, 2018, our Net Current AY losses and LAE Ratio decreased 5.1 points as compared to the same period in 2017 primarily driven by a reduced level of catastrophe losses. After adjusting for net catastrophe losses net of RRPs, our Net Current AY Losses and LAE Ratio increased 0.1 points as compared to the same period in 2017 primarily due to unfavorable performance within certain key divisions of our U.S. and Int’l Insurance reporting segments.

2017 versus 2016

For the year ended December 31, 2017, our Reported Net Losses and LAE Ratio increased 7.5 points as compared to the same period in 2016 primarily driven by:

Prior Year Reserve Development

•

The year ended December 31, 2017 recognized $34.3 million of Net Prior AY Reserve Strengthening. This strengthening was primarily attributable to strengthening of our Professional Liability operating segment within our U.S. Insurance reporting segment, strengthening of our Marine, P&C and Professional Liability operating segments within our Int’l Insurance reporting segment and the settlement of a large A&H claim in our GlobalRe reporting segment.

•	The year ended December 31, 2016 recognized $28.5 million of Net Prior AY Reserve Releases. These releases were primarily in our Int’l Insurance reporting segment due to favorable loss emergence.

Changes in the Current Accident Year Loss Ratio

For the year ended December 31, 2017, our Net Current AY losses and LAE Ratio increased 2.0 points as compared to the same period in 2016 primarily driven by an increased level of catastrophe losses. After adjusting for net catastrophe losses inclusive of net RRPs, our Net Current AY Losses and LAE Ratio decreased 3.5 points as compared to the same period in 2016 primarily due to decreased large loss activity in our Int’l Insurance reporting segment and changes in product mix in our U.S. and Int’l Insurance reporting segments.

Net Investment Income

Our Net Investment Income was derived from the following sources:

	Years Ended December 31,			Percentage Change
				2018 vs.	2017 vs.
amounts in thousands	2018	2017	2016	2017	2016
Fixed Maturities	$90,101	$76,784	$67,772	17.3%	13.3%
Equity Securities	13,807	15,108	14,271	(8.6%)	5.9%
Short-Term Investments, Cash and Cash Equivalents (1)	1,676	428	317	NM	35.0%
Other Invested Assets (1)	666	636	410	4.7%	55.1%
Total Investment Income	$106,250	$92,956	$82,770	14.3%	12.3%
Investment Expenses	(3,137)	(3,663)	(3,319)	(14.4%)	10.4%
Net Investment Income	$103,113	$89,293	$79,451	15.5%	12.4%

(1) - Cash and overseas deposits that were misclassified within Short-Term Investments prior to 2018 were reclassified, representing an immaterial correction. Refer to Note 1 Organization & Summary of Significant Accounting Policies, in the Notes to the Consolidated Financial Statements, for further information.

NM - Percentage change not meaningful

The increase in total Net Investment Income for all years presented as compared to the prior years was primarily due to growth of invested assets coupled with an increase in pretax yields, driven in part by an increased allocation to higher yielding preferred stocks, as well as increases in the yield curve resulting from Federal Reserve policy. The annualized pre-tax yields, excluding Net Realized and Unrealized Gains and Losses and Other than Temporary Impairment (“OTTI”) losses recognized in earnings, on a consolidated basis were 2.9%, 2.7% and 2.6%, respectively, for the years ended December 31, 2018, 2017 and 2016.

As part of our overall investment strategy, we seek to build a tax efficient investment portfolio by maintaining an allocation to tax exempt municipal bonds. The tax exempt portion of our investment portfolio was approximately 16.5% and 22.4% of the Fixed Maturities investment portfolio as of December 31, 2018 and 2017, respectively. Additionally, 84.8% and 88.6% of our Equity Securities portfolio is invested in tax efficient securities which qualify for the dividends received deduction for the period ended December 31, 2018 and 2017, respectively.  The tax equivalent yields for the years ended December 31, 2018, 2017 and 2016 on a consolidated basis were 3.1%, 3.1% and 2.9%, respectively.

OTTI Losses Recognized in Earnings

Our Company did not incur credit related OTTI losses during the year ended December 31, 2018. Our Company had four credit related OTTI losses totaling $2.1 million in our Equity Securities portfolio during the year ended December 31, 2017.  Our Company had one credit related OTTI loss of $0.2 million from our Fixed Maturities portfolio during the year ended December 31, 2016.  Upon the adoption of ASU 2016-01 as of January 1, 2018, changes in the fair value of Equity Securities are now recognized in Net Income.

Net Realized Gains and Losses

Net Realized Gains and Losses, excluding OTTI Losses Recognized in Earnings, for the periods indicated were as follows:

	Years Ended December 31,			Percentage Change
				2018 vs.	2017 vs.
amounts in thousands	2018	2017	2016	2017	2016
Fixed Maturities:
Gains	$3,775	$4,041	$5,681	(6.6%)	(28.9%)
Losses	(1,306)	(3,249)	(4,271)	(59.8%)	(23.9%)
Fixed Maturities, Net	$2,469	$792	$1,410	NM	(43.8%)
Short-Term Investments, Cash and Cash Equivalents: (1)
Gains	$208	$1,575	$871	(86.8%)	80.8%
Losses	(319)	(243)	(1,444)	31.3%	(83.2%)
Short-Term , Net	$(111)	$1,332	$(573)	NM	NM
Other Invested Assets: (1)
Gains	$92	$56	$19	64.3%	NM
Losses	(213)	(369)	(108)	(42.3%)	NM
Other Invested Assets, Net	$(121)	$(313)	$(89)	(61.3%)	NM
Equity Securities:
Gains	$1,102	$44,783	$9,096	(97.5%)	NM
Losses	(350)	(1,521)	(658)	(77.0%)	131.2%
Equity Securities, Net	$752	$43,262	$8,438	(98.3%)	NM
Net Realized Gains on Investments Sold	$2,989	$45,073	$9,186	(93.4%)	NM

(1) - Cash and overseas deposits that were misclassified within Short-Term Investments prior to 2018 were reclassified, representing an immaterial correction. Refer to Note 1 Organization & Summary of Significant Accounting Policies, in the Notes to the Consolidated Financial Statements, for further information.

NM - Percentage change not meaningful.

Net Realized Gains of $3.0 million for the year ended December 31, 2018 are primarily due to the sale of Corporate and Municipal bonds and Preferred stocks as part of the normal ongoing management of our investment portfolio. Net Realized Gains of $45.1 million for the year ended December 31, 2017 were primarily due to the liquidation of our actively managed Common Stock Equity Securities portfolio in December 2017 as we reassessed our common equity strategy.  The remaining Net Realized Gains and Losses for 2017 relate to the ongoing management of our Fixed Maturities and Short-Term Investments portfolios.  Net Realized Gains of $9.2 million for the year ended December 31, 2016 were primarily due to the sale of Equity Securities.

Net Unrealized Gains and Losses on Investments at Fair Value through Net Income

For the year ended December 31, 2018, our Company had $33.3 million of Net Unrealized Losses on our Equity Securities, which were recognized in Net Income pursuant to ASU 2016-01, which we adopted effective January 1, 2018.

Interest Expense

Interest Expense was $15.5 million for the year ended December 31, 2018, respectively, relating to our $265.0 million principal amount of the Senior Notes. The effective interest rate related to the Senior Notes, based on the proceeds net of discount and all issuance costs, is approximately 5.86%.

Other Income (Loss)

Other Income (Loss) for the years ended December 31, 2018, 2017 and 2016 was $4.9 million, ($4.3) million and $8.6 million, respectively. Other Income (Loss) primarily consists of realized and unrealized foreign exchange gains and losses.

The gain in 2018 was mostly driven by the re-measurement of net insurance related liabilities impacted by the strengthening of the USD against the GBP, EUR and CAD, as well as revenue from the sale of renewal rights for our Company’s fixed-premium protection and indemnity business during the first quarter.

The losses in 2017 were mostly driven by the re-measurement of net insurance related assets and liabilities impacted by the combined effect of the weakening of the USD against the GBP, CAD and EUR.

The gain in 2016 was mostly driven by the re-measurement of net insurance related liabilities impacted by the strengthening of the USD against the GBP and CAD.

See Note 1 Organizations & Summary of Significant Accounting Policies, in the Notes to Consolidated Financial Statements, included herein for additional information regarding the foreign currency adjustment.

Merger Transaction Costs

Merger Transaction Costs for the year ended December 31, 2018 were $4.0 million. These costs represent expenses incurred that are associated with the Merger and are unrelated to our ongoing operations.

Income Taxes

We recorded an effective tax rate of 29.5%, 45.9% and 29.6% for December 31, 2018, 2017 and 2016, respectively.  Our 2018 effective tax rate is in excess of the Federal statutory income tax rate of 21%, mostly due to an additional tax expense accrued in connection with an internal study of foreign taxes paid, prompted by an IRS audit which increased our effective income tax rate by 14.5 points. This impact was offset by reductions in valuation allowance and transition tax.  Our 2017 effective tax rate was increased by 26.4 points due to the net one-time charge related to the Tax Act. Conversely, the rates for 2018 and 2017 benefited by 3.5 points and 6.7 points, respectively, related to stock compensation, which is now recorded in earnings as income tax benefit or expense, effective with the 2017 adoption of accounting standards update 2016-09.  In addition, our effective tax rate for each of the years benefitted due to tax-exempt investment income and dividends received deduction by 8.4 points in 2018, 11.5 points in 2017, and 6.1 points in 2016. See Note 11 Income Taxes, in the Notes to Consolidated Financial Statements, for further details.  Future changes in tax laws could significantly impact our provision for income taxes, the amount of taxes payable, our deferred tax asset and liability balances, and stockholders’ equity. See the risk factor Changes in tax laws could increase our corporate taxes, reduce our deferred tax assets or affect pricing of some of our products in Item 1A – Risk Factors for additional information regarding the impact of the Tax Act.

Segment Results

The following tables summarize our Consolidated Financial Results by reporting segment for the years ended December 31, 2018, 2017 and 2016:

	Year Ended December 31, 2018
	U.S.	Int'l
amounts in thousands	Insurance	Insurance	GlobalRe	Corporate (1)	Total
Gross written premiums	$1,083,116	$530,710	$299,135	$—	$1,912,961
Ceded written premiums	(283,025)	(147,402)	(11,449)	—	(441,876)
Net written premiums	800,091	383,308	287,686	—	1,471,085
Retention Ratio	73.9%	72.2%	96.2%	—	76.9%
Net Earned Premiums	$737,646	$380,503	$245,074	$—	$1,363,223
Net Losses and LAE	(485,960)	(252,268)	(155,551)	—	(893,779)
Commission Expenses	(85,127)	(80,526)	(55,056)	565	(220,144)
Other Operating Expenses	(142,333)	(93,882)	(25,009)	—	(261,224)
Other Underwriting Income (Expense)	354	2,206	316	(565)	2,311
Underwriting Profit (Loss)	$24,580	$(43,967)	$9,774	$—	$(9,613)
Net Investment Income				103,113	103,113
Total Net Realized and Unrealized Losses				(30,348)	(30,348)
Interest Expense				(15,485)	(15,485)
Other Income				4,858	4,858
Merger Transaction Costs				(3,950)	(3,950)
Income (Loss) Before Income Taxes	$24,580	$(43,967)	$9,774	$58,188	$48,575
Income Tax Expense				(14,336)	(14,336)
Net Income					$34,239
Losses and LAE Ratio	65.9%	66.3%	63.5%		65.6%
Commission Expense Ratio	11.5%	21.2%	22.5%		16.1%
Other Operating Expense Ratio (2)	19.3%	24.1%	10.0%		19.0%
Combined Ratio	96.7%	111.6%	96.0%		100.7%

(1) - Includes Corporate segment intercompany eliminations.

(2) - Includes Other Operating Expenses and Other Underwriting Income (Expense).

	Year Ended December 31, 2017
	U.S.	Int'l
amounts in thousands	Insurance	Insurance	GlobalRe	Corporate (1)	Total
Gross written premiums	$988,293	$501,130	$223,842	$—	$1,713,265
Ceded written premiums	(266,993)	(165,278)	(9,664)	—	(441,935)
Net written premiums	721,300	335,852	214,178	—	1,271,330
Retention Ratio	73.0%	67.0%	95.7%	—	74.2%
Net Earned Premiums	$674,665	$333,792	$177,963	$—	$1,186,420
Net Losses and LAE	(443,353)	(229,601)	(133,311)	—	(806,265)
Commission Expenses	(77,729)	(68,824)	(39,136)	958	(184,731)
Other Operating Expenses	(128,905)	(83,464)	(20,861)	—	(233,230)
Other Underwriting Income (Expense)	461	—	565	(958)	68
Underwriting Profit (Loss)	$25,139	$(48,097)	$(14,780)	$—	$(37,738)
Net Investment Income				89,293	89,293
Total Net Realized and Unrealized Gains				43,009	43,009
Interest Expense				(15,447)	(15,447)
Other Loss				(4,311)	(4,311)
Income (Loss) Before Income Taxes	$25,139	$(48,097)	$(14,780)	$112,544	$74,806
Income Tax Expense				(34,312)	(34,312)
Net Income					$40,494
Losses and LAE Ratio	65.7%	68.8%	74.9%		68.0%
Commission Expense Ratio	11.5%	20.6%	22.0%		15.6%
Other Operating Expense Ratio (2)	19.1%	25.0%	11.4%		19.6%
Combined Ratio	96.3%	114.4%	108.3%		103.2%

(1) - Includes Corporate segment intercompany eliminations.

(2) - Includes Other Operating Expenses and Other Underwriting Income (Expense).

	Year Ended December 31, 2016
	U.S.	Int'l
amounts in thousands	Insurance	Insurance	GlobalRe	Corporate (1)	Total
Gross written premiums	$919,395	$484,471	$165,045	$—	$1,568,911
Ceded written premiums	(235,827)	(138,504)	(8,356)	—	(382,687)
Net written premiums	683,568	345,967	156,689	—	1,186,224
Retention Ratio	74.3%	71.4%	94.9%	—	75.6%
Net Earned Premiums	$629,308	$307,416	$163,621	$—	$1,100,345
Net Losses and LAE	(397,860)	(178,284)	(89,304)	—	(665,448)
Commission Expenses	(70,812)	(61,703)	(34,008)	1,478	(165,045)
Other Operating Expenses	(128,108)	(86,395)	(19,593)	—	(234,096)
Other Underwriting Income (Expense)	1,092	—	522	(1,478)	136
Underwriting Profit (Loss)	$33,620	$(18,966)	$21,238	$—	$35,892
Net Investment Income				79,451	79,451
Total Net Realized and Unrealized Gains				9,036	9,036
Interest Expense				(15,435)	(15,435)
Other Income				8,565	8,565
Income (Loss) Before Income Taxes	$33,620	$(18,966)	$21,238	$81,617	$117,509
Income Tax Expense				(34,783)	(34,783)
Net Income					$82,726
Losses and LAE Ratio	63.2%	58.0%	54.6%		60.5%
Commission Expense Ratio	11.3%	20.1%	20.8%		15.0%
Other Operating Expense Ratio (2)	20.2%	28.1%	11.6%		21.2%
Combined Ratio	94.7%	106.2%	87.0%		96.7%

(1) - Includes Corporate segment intercompany eliminations.

(2) - Includes Other Operating Expenses and Other Underwriting Income (Expense).

U.S. Insurance

The following tables summarize our financial results by operating segment for our U.S. Insurance reporting segment for the years ended December 31, 2018, 2017 and 2016:

U.S. Insurance
	Year Ended December 31, 2018
amounts in thousands	Marine	P&C	Professional Liability	Total	Change 2018 vs. 2017
Gross Written Premiums	$148,485	$803,759	$130,872	$1,083,116	9.6%
Ceded Written Premiums	(64,097)	(199,307)	(19,621)	(283,025)	6.0%
Net Written Premiums	84,388	604,452	111,251	800,091	10.9%
Retention Ratio	56.8%	75.2%	85.0%	73.9%	0.9

Net Earned Premiums	$84,774	$549,136	$103,736	$737,646	9.3%
Net Losses and LAE	(51,671)	(365,848)	(68,441)	(485,960)	9.6%
Commission Expenses	(4,561)	(62,173)	(18,393)	(85,127)	9.5%
Other Operating Expenses	(25,403)	(96,203)	(20,727)	(142,333)	10.4%
Other Underwriting Income	206	129	19	354	(23.2%)

Underwriting Profit (Loss)	$3,345	$25,041	$(3,806)	$24,580	(2.2%)
Losses and LAE Ratio	61.0%	66.6%	66.0%	65.9%
Commission Expense Ratio	5.4%	11.3%	17.7%	11.5%
Other Operating Expense Ratio (1)	29.7%	17.5%	20.0%	19.3%
Combined Ratio	96.1%	95.4%	103.7%	96.7%

(1) - Includes Other Operating Expenses and Other Underwriting Income (Expense).

U.S. Insurance
	Year Ended December 31, 2017
amounts in thousands	Marine	P&C	Professional Liability	Total	Change 2017 vs. 2016
Gross Written Premiums	$156,171	$713,539	$118,583	$988,293	7.5%
Ceded Written Premiums	(72,431)	(173,501)	(21,061)	(266,993)	13.2%
Net Written Premiums	83,740	540,038	97,522	721,300	5.5%
Retention Ratio	53.6%	75.7%	82.2%	73.0%	(1.3)

Net Earned Premiums	$86,605	$495,260	$92,800	$674,665	7.2%
Net Losses and LAE	(58,099)	(316,112)	(69,142)	(443,353)	11.4%
Commission Expenses	(4,932)	(57,756)	(15,041)	(77,729)	9.8%
Other Operating Expenses	(25,501)	(84,433)	(18,971)	(128,905)	0.6%
Other Underwriting Income	374	61	26	461	(57.8%)

Underwriting Profit (Loss)	$(1,553)	$37,020	$(10,328)	$25,139	(25.2%)
Losses and LAE Ratio	67.1%	63.8%	74.5%	65.7%
Commission Expense Ratio	5.7%	11.7%	16.2%	11.5%
Other Operating Expense Ratio (1)	29.0%	17.0%	20.4%	19.1%
Combined Ratio	101.8%	92.5%	111.1%	96.3%

(1) - Includes Other Operating Expenses and Other Underwriting Income (Expense).

U.S. Insurance
	Year Ended December 31, 2016
amounts in thousands	Marine	P&C	Professional Liability	Total
Gross Written Premiums	$169,405	$631,562	$118,428	$919,395
Ceded Written Premiums	(70,858)	(135,888)	(29,081)	(235,827)
Net Written Premiums	98,547	495,674	89,347	683,568
Retention Ratio	58.2%	78.5%	75.4%	74.3%

Net Earned Premiums	$100,132	$453,673	$75,503	$629,308
Net Losses and LAE	(50,087)	(295,877)	(51,896)	(397,860)
Commission Expenses	(8,469)	(52,483)	(9,860)	(70,812)
Other Operating Expenses	(27,559)	(81,469)	(19,080)	(128,108)
Other Underwriting Income	465	582	45	1,092

Underwriting Profit (Loss)	$14,482	$24,426	$(5,288)	$33,620

Losses and LAE Ratio	50.0%	65.2%	68.7%	63.2%
Commission Expense Ratio	8.5%	11.6%	13.1%	11.3%
Other Operating Expense Ratio (1)	27.0%	17.8%	25.2%	20.2%
Combined Ratio	85.5%	94.6%	107.0%	94.7%

(1) - Includes Other Operating Expenses and Other Underwriting Income (Expense).

Gross Written Premiums

2018 versus 2017

Gross Written Premiums increased $94.8 million for the year ended December 31, 2018 as compared to the same period in 2017, driven by increases of $90.2 million and $12.3 million in our P&C and Professional Liability operating segments, respectively, partially offset by a decrease in our Marine operating segment of $7.7 million.

The decrease in our Marine operating segment was driven by a decrease in our Craft product due to the nonrenewal of an underperforming program, partially offset by increases in our Inland Marine and Cargo products driven by new business and an increased level of renewals.

The increase in our P&C operating segment was driven by increases in our Excess Casualty, Auto, and Environmental divisions, as well as our Property product, primarily due to new business production and an increased level of renewals, and to a lesser extent, improvement on rates across certain divisions.  This was partially offset by a reduction in our Primary Casualty division driven by the decision to reduce exposure in certain products within this division including the Premises product.

The increase in our Professional Liability operating segment was primarily due to an increased level of renewals, new business and improved rates.

Average renewal premium rates for our U.S. Insurance reporting segment for the year ended December 31, 2018 increased 2.6% compared to the same period in 2017, driven by increases of 3.2%, 1.7% and 1.1% within our P&C, Professional Liability and Marine operating segments, respectively.

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

Ceded Written Premiums

2018 versus 2017

Ceded Written Premiums were $283.0 million, resulting in a retention ratio of 73.9% of Net Written Premiums to Gross Written Premiums, for the year ended December 31, 2018, compared to Ceded Written Premiums of $267.0 million, resulting in a retention ratio of 73.0%, for the same period in 2017. The increase in the retention ratio was driven by our Marine and Professional Liability operating segments, partially offset by a decrease in the retention ratio for our P&C operating segment.

The increase in our Marine operating segment’s retention ratio was primarily driven by a reduction in proportional reinsurance in our Craft product related to business that was not renewed which had higher proportional cessions, as well as the impact of ceded RRPs in the prior year related to Hurricane Irma and other large loss events.

The decrease in our P&C operating segment’s retention ratio was primarily the result of changes in the mix of business within this operating segment with proportionately more premium written in our Excess Casualty division, which has a lower retention ratio, partially offset by proportionately more premium written in our Auto division, which has a higher retention ratio.

The increase in our Professional Liability operating segment’s retention ratio was primarily the result of changes in the mix of business with an increase in premiums not subject to proportional reinsurance coverage within our D&O division.

2017 versus 2016

Ceded Written Premiums were $267.0 million, resulting in a retention ratio of 73.0% of Net Written Premiums to Gross Written Premiums, for the year ended December 31, 2017, compared to Ceded Written Premiums of $235.8 million, resulting in a retention ratio of 74.3%, for the same period in 2016. The decrease in the retention ratio was driven by our P&C and Marine operating segments, partially offset by an increase in the retention ratio for our Professional Liability operating segment.

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

Net Earned Premiums

2018 versus 2017

Net Earned Premiums increased $63.0 million for the year ended December 31, 2018, as compared to the same period in 2017 mainly driven by growth in our P&C and Professional Liability operating segments, as well as the impact of ceded RRPs in the prior year related to Hurricane Irma and other large loss events and a reduction in premiums subject to proportional reinsurance coverage within our D&O division. These increases were partially offset by a reduction in the amount of premiums written in our Marine operating segment.

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

Net Losses and LAE

The Net Losses and LAE Reserves as of December 31, 2018, 2017 and 2016 are as follows:

	U.S. Insurance
	Year Ended December 31, 2018
amounts in thousands	Marine	P&C	Professional Liability	Total
Case Reserves	$52,362	$218,795	$36,564	$307,721
IBNR Reserves	49,611	799,117	98,257	946,985
Total	$101,973	$1,017,912	$134,821	$1,254,706

	U.S. Insurance
	Year Ended December 31, 2017
amounts in thousands	Marine	P&C	Professional Liability	Total
Case Reserves	$58,301	$192,291	$26,774	$277,366
IBNR Reserves	45,393	700,264	86,649	832,306
Total	$103,694	$892,555	$113,423	$1,109,672

	U.S. Insurance
	Year Ended December 31, 2016
amounts in thousands	Marine	P&C	Professional Liability	Total
Case Reserves	$56,701	$201,368	$24,555	$282,624
IBNR Reserves	54,259	603,509	70,559	728,327
Total	$110,960	$804,877	$95,114	$1,010,951

The following tables present the current and prior accident year changes in our Net Losses and LAE Ratio for the years ended December 31, 2018, 2017 and 2016:

	U.S. Insurance
	Year Ended December 31, 2018
			Professional
	Marine	P&C	Liability	Total
Net Losses and LAE Ratio	61.0%	66.6%	66.0%	65.9%
Net Prior AY Reserve (Release)/Strengthening	(0.9%)	1.9%	9.0%	2.6%
Net Current AY Losses and LAE Ratio	61.9%	64.7%	57.0%	63.3%

	U.S. Insurance
	Year Ended December 31, 2017
			Professional
	Marine	P&C	Liability	Total
Net Losses and LAE Ratio	67.1%	63.8%	74.5%	65.7%
Net Prior AY Reserve (Release)/Strengthening	2.0%	0.3%	14.4%	2.5%
Net Current AY Losses and LAE Ratio	65.1%	63.5%	60.1%	63.2%

	U.S. Insurance
	Year Ended December 31, 2016
			Professional
	Marine	P&C	Liability	Total
Net Losses and LAE Ratio	50.0%	65.2%	68.7%	63.2%
Net Prior AY Reserve (Release)/Strengthening	(10.1%)	0.6%	7.9%	(0.2%)
Net Current AY Losses and LAE Ratio	60.1%	64.6%	60.8%	63.4%

2018 versus 2017

For the year ended December 31, 2018, our Net Losses and LAE Ratio increased 0.2 points as compared to the same period in 2017 driven by:

Prior Year Reserve Development

For the year ended December 31, 2018, our Net Prior AY Losses and LAE Ratio increased 0.1 points as compared to the same period in 2017 primarily driven by:

•

Our P&C operating segment recognized $10.3 million of Net Prior AY Reserve Strengthening primarily driven by our Primary Casualty division with $46.1 million of loss development mostly in our Premises line. This strengthening was offset by $34.7 million of Net Prior AY Reserve Releases on our Excess Casualty division due to better than expected loss emergence and $1.1 million of net catastrophe loss release primarily related to the Hurricane events that occurred in the third quarter of 2017. This compares to $1.6 million of Net Prior AY Reserve Strengthening for the year ended December 31, 2017 primarily related to large loss activity within our Primary Casualty division, partially offset by ongoing favorable performance within our Excess Casualty, Environmental and Other P&C divisions.

The above increase in our Net Prior AY Loss and LAE Ratio was partially offset by:

•

Our Professional Liability operating segment recognized $9.4 million of Net Prior AY Reserve Strengthening primarily related to worse than expected loss emergence within our D&O division. This compares to $13.4 million of Net Prior AY Reserve Strengthening for the same period in 2017 mostly related to large loss activity within our D&O division.

•

Our Marine operating segment recognized $0.8 million of Net Prior AY Reserve Releases including $1.6 million of net catastrophe loss release primarily related to the Hurricane events that occurred in the third quarter of 2017, partially offset by reserve strengthening due to worse than expected loss emergence in our Craft product.  This compares to $1.7 million of Net Prior AY Reserve Strengthening for the same period in 2017 due to unfavorable development on large loss activity within our Cargo product line.

Changes in the Current Accident Year Loss Ratio

For the year ended December 31, 2018, our Net Current AY Losses and LAE Ratio increased 0.1 points as compared to the same period in 2017. For the year ended December 31, 2018, we recognized $1.8 million of net catastrophe losses related to Hurricane Michael, the California Camp Fire, Typhoon Jebi, and Hurricane Florence. This compared to $9.2 million of net catastrophe losses inclusive of ceded RRPs for the same period in 2017, primarily related to the Hurricane events.

After adjusting for these net catastrophe losses inclusive of ceded RRPs, our Net Current AY Losses and LAE Ratio increased 1.1 points as compared to the same period in 2017 primarily due to:

•	increased attritional loss activity within our Property product; and

•	unfavorable performance within certain key divisions within the P&C operating segment.

These increases in the Net Current AY Losses and LAE Ratio were partially offset by:

•	Lower levels of large loss activity for the year ended December 31, 2018, compared to a large loss of $4.1 million in our Hull product within our Marine operating segment for the same period in 2017.

•	favorable performance within our Professional Liability operating segment; and

•	changes in product mix.

2017 versus 2016

For the year ended December 31, 2017, our Net Losses and LAE Ratio increased 2.5 points as compared to the same period in 2016 driven by:

Prior Year Reserve Development

For the year ended December 31, 2017, our Net Prior AY Losses and LAE Ratio increased 2.7 points as compared to the same period in 2016 primarily driven by:

•

Our Marine operating segment recognized $1.7 million of Net Prior AY Reserve Strengthening for the year ended December 31, 2017 due to unfavorable development on large loss activity within our Cargo product line, compared to $10.1 million of Net Prior AY Reserve Releases for the same period in 2016.

•

Our Professional Liability operating segment recognized $13.4 million of Net Prior AY Reserve Strengthening for the year ended December 31, 2017 mostly related to large loss activity within our D&O division. This compares to $6.0 million of Net Prior AY Reserve Strengthening primarily within our D&O division due to unfavorable development on large claims and bad debt expense due to lower expectation of recoveries from a large reinsurer for the same period in 2016.

The above increase in our Net Prior AY Loss and LAE Ratio was partially offset by:

•

Our P&C operating segment recognized $1.6 million of Net Prior AY Reserve Strengthening for the year ended December 31, 2017, primarily due to large loss activity within our Primary Casualty division, partially offset by ongoing favorable performance within our Excess Casualty, Environmental and Other P&C divisions. This compares to $2.8 million of Net Prior AY Reserve Strengthening for the same period in 2016.

Changes in the Current Accident Year Loss Ratio

For the year ended December 31, 2017, our Net Current AY Losses and LAE Ratio decreased 0.2 points as compared to the same period in 2016. For the year ended December 31, 2017, we recognized $9.2 million of net catastrophe losses inclusive of ceded RRPs primarily related to the Hurricane events.

After adjusting for these net catastrophe losses inclusive of ceded RRPs, our Net Current AY Losses and LAE Ratio decreased 1.5 points as compared to the same period in 2016 primarily due to:

•	favorable performance within our Excess Casualty and Auto divisions of our P&C operating segment; and
•	changes in product mix

These decreases in the Net Current AY Losses and LAE Ratio were partially offset by:

•	Increased large loss activity in our Marine and P&C operating segments for the year ended December 31, 2017 compared to the same period in 2016.

Commission Expenses

2018 versus 2017

Our Commission Expense Ratio for the year ended December 31, 2018 remained consistent with the same period in 2017, with decreases in our Marine and P&C operating segments, offset by an increase in our Professional Liability operating segment.

Our Marine operating segment’s Commission Expense Ratio decreased due to lower gross commission rates on certain product lines, changes in the mix of business, and greater ceded commission income.

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

Other Operating Expenses

2018 versus 2017

Other Operating Expenses for the year ended December 31, 2018 increased $13.4 million, as compared to the same period in 2017, primarily due to an increase in costs associated with new business initiatives, including applicable support and information technology expenses, and higher professional service fees.

2017 versus 2016

Other Operating Expenses for the year ended December 31, 2017 increased $0.8 million as compared to the same period in 2016, primarily due to an increase in costs associated with new business initiatives and applicable support, partially offset by a reduction in performance-based incentive compensation costs.

Int’l Insurance

The following tables summarize our financial results by operating segment for our Int’l Insurance reporting segment for the years ended December 31, 2018, 2017 and 2016:

Int'l Insurance
	Year Ended December 31, 2018
amounts in thousands	Marine	P&C	Professional Liability	Total	Change 2018 vs. 2017
Gross Written Premiums	$181,053	$171,502	$178,155	$530,710	5.9%
Ceded Written Premiums	(44,356)	(64,176)	(38,870)	(147,402)	(10.8%)
Net Written Premiums	136,697	107,326	139,285	383,308	14.1%
Retention Ratio	75.5%	62.6%	78.2%	72.2%	5.2

Net Earned Premiums	$151,296	$105,144	$124,063	$380,503	14.0%
Net Losses and LAE	(120,777)	(48,364)	(83,127)	(252,268)	9.9%
Commission Expenses	(35,875)	(14,693)	(29,958)	(80,526)	17.0%
Other Operating Expenses	(31,152)	(36,310)	(26,420)	(93,882)	12.5%
Other Underwriting Income (Expense)	1,371	835	—	2,206	NM

Underwriting Profit (Loss)	$(35,137)	$6,612	$(15,442)	$(43,967)	(8.6%)
Losses and LAE Ratio	79.8%	46.0%	67.0%	66.3%
Commission Expense Ratio	23.7%	14.0%	24.1%	21.2%
Other Operating Expense Ratio (1)	19.7%	33.7%	21.3%	24.1%
Combined Ratio	123.2%	93.7%	112.4%	111.6%

NM - Percentage change not meaningful.

(1) - Includes Other Operating Expenses and Other Underwriting Income (Expense).

Int'l Insurance
	Year Ended December 31, 2017
amounts in thousands	Marine	P&C	Professional Liability	Total	Change 2017 vs. 2016
Gross Written Premiums	$198,241	$159,123	$143,766	$501,130	3.4%
Ceded Written Premiums	(42,018)	(85,298)	(37,962)	(165,278)	19.3%
Net Written Premiums	156,223	73,825	105,804	335,852	(2.9%)
Retention Ratio	78.8%	46.4%	73.6%	67.0%	(4.4)

Net Earned Premiums	$152,396	$88,517	$92,879	$333,792	8.6%
Net Losses and LAE	(114,460)	(61,791)	(53,350)	(229,601)	28.8%
Commission Expenses	(32,541)	(13,918)	(22,365)	(68,824)	11.5%
Other Operating Expenses	(34,878)	(28,537)	(20,049)	(83,464)	(3.4%)

Underwriting Loss	$(29,483)	$(15,729)	$(2,885)	$(48,097)	NM
Losses and LAE Ratio	75.1%	69.8%	57.4%	68.8%
Commission Expense Ratio	21.4%	15.7%	24.1%	20.6%
Other Operating Expense Ratio	22.8%	32.3%	21.6%	25.0%
Combined Ratio	119.3%	117.8%	103.1%	114.4%

NM - Percentage change not meaningful.

Int'l Insurance
	Year Ended December 31, 2016
amounts in thousands	Marine	P&C	Professional Liability	Total
Gross Written Premiums	$183,228	$181,094	$120,149	$484,471
Ceded Written Premiums	(40,092)	(69,606)	(28,806)	(138,504)
Net Written Premiums	143,136	111,488	91,343	345,967
Retention Ratio	78.1%	61.6%	76.0%	71.4%

Net Earned Premiums	$141,593	$89,455	$76,368	$307,416
Net Losses and LAE	(67,051)	(68,995)	(42,238)	(178,284)
Commission Expenses	(34,018)	(14,529)	(13,156)	(61,703)
Other Operating Expenses	(33,170)	(34,075)	(19,150)	(86,395)

Underwriting Profit (Loss)	$7,354	$(28,144)	$1,824	$(18,966)
Losses and LAE Ratio	47.4%	77.1%	55.3%	58.0%
Commission Expense Ratio	24.0%	16.2%	17.2%	20.1%
Other Operating Expense Ratio	23.4%	38.2%	25.1%	28.1%
Combined Ratio	94.8%	131.5%	97.6%	106.2%

Gross Written Premiums

2018 versus 2017

Gross Written Premiums increased $29.6 million for the year ended December 31, 2018 compared to the same period in 2017, driven by increases in our Professional Liability and P&C operating segments of $34.4 million and $12.4 million, respectively, partially offset by a decrease in our Marine operating segment of $17.2 million.

The decrease in our Marine operating segment was due to decreases in our Transport, Hull, Marine Liability, and Protection & Indemnity products. These decreases were partially offset by additional premium from the NICE Group business acquired in the second quarter of 2018. The decrease in our Transport and Marine Liability product was primarily driven by declined renewals of several large binding authorities. The decrease in our Hull product was primarily related to the timing of certain construction driven contracts and non-renewals. The decrease in our Protection and Indemnity product was as a result of our decision to sell the renewal rights to our fixed-premium protection and indemnity business.

The increase in our P&C operating segment was driven by additional premium from the NICE Group business acquired in the second quarter, as well as increases in our General Liability, Energy & Engineering, and Political Violence and Terrorism (“PV&T”) divisions due to new and renewal business. This increase was partially offset by a decrease in our Property division due to strategic actions taken to exit our International and North American Property businesses in 2017.

The increase in our Professional Liability operating segment was driven by rate improvement and growth in new business within our D&O division, as well as additional growth across all divisions within this operating segment.

Average renewal premium rates for our Int’l Insurance reporting segment for the year ended December 31, 2018 increased 4.3% compared to the same period in 2017, driven by increases of 6.4%, 3.5% and 3.1% in our Professional Liability, Marine, and P&C operating segments, respectively.

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

The decrease in our P&C operating segment was primarily driven by a decline in our Property division, partially offset by increases in our General Liability division, PV&T product and Energy & Engineering division. The decrease in our Property division was related to strategic actions taken to exit our North American and International Property business. The increase in our General Liability division was driven by new business, a larger renewal base and increased premium estimates. The increase in our Political Violence & Terrorism product was driven by new business. Our Energy & Engineering division increase was driven by new business production in our Offshore Energy product.

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

Ceded Written Premiums

2018 versus 2017

Ceded Written Premiums were $147.4 million, resulting in a retention ratio of 72.2% of Net Written Premiums to Gross Written Premiums, for the year ended December 31, 2018, compared to Ceded Written Premiums of $165.3 million, resulting in a retention ratio of 67.0%, for the same period in 2017. The increase in the retention ratio was driven by the P&C and Professional Liability operating segments, partially offset by a decrease in our Marine operating segment.

The Marine operating segment’s decrease was driven by our Protection & Indemnity product due to our renewal rights agreement with Thomas Miller in 2018 that included a 100% cession of our business through August 31, 2018.

The P&C operating segment’s increase was driven by strategic actions in 2017 to exit our North American Property business, whereby 100% of the unexpired risk was ceded, an increase in our Energy & Engineering division’s retention ratio due to a reduction in proportional reinsurance, and a lower level of ceded RRPs as 2017 was impacted by the Hurricane events.

The increase in our Professional Liability operating segment’s retention ratio was primarily attributable to a reduction in proportional reinsurance.

2017 versus 2016

Ceded Written Premiums were $165.3 million, resulting in a retention ratio of 67.0%, for the year ended December 31, 2017, compared to Ceded Written Premiums of $138.5 million, resulting in a retention ratio of 71.4%, for the same period in 2016. The decrease in the retention ratio was primarily driven by our P&C operating segment, whereby 100% of the unexpired risk on our North American Property business was ceded effective January 1, 2017 as part of strategic actions taken to exit this book of business. Additionally, the impact of an increase in ceded RRPs related to Hurricanes Irma, Maria and Harvey and an increase in excess of loss reinsurance negatively impacted retention in that operating segment.

Net Earned Premiums

2018 versus 2017

Net Earned Premiums increased $46.7 million for the year ended December 31, 2018, as compared to the same period in 2017. The increase was driven by growth in our Professional Liability and P&C operating segments, partially offset by a small decrease in our Marine operating segment.

The decrease in our Marine operating segment’s Net Earned Premium was due to decreased production, including the impact of our Protection & Indemnity renewal rights agreement with Thomas Miller, partially offset by additional earned premium of $2.2 million from the NICE Group business acquired in the second quarter of 2018, as well as a lower level of ceded RRPs as 2017 was impacted by the Hurricane events.

The increase in our P&C operating segment’s Net Earned Premium was due to increased production in most divisions, additional earned premium of $8.5 million from the NICE Group business acquired in the second quarter of 2018, and a lower level of ceded RRPs as 2017 was impacted by the Hurricane events. These increases were partially offset by the impact of our decision to exit our International and North American Property businesses in 2017.

The increase in our Professional Liability operating segment’s Net Earned Premium was driven by increased production across all divisions.

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

The increase in our Professional Liability operating segment’s Net Earned Premium was driven by growth in our Other Professional Liability division, Financial Institution business in our D&O division, and our E&O division, partially offset by ceded premium adjustments on prior years.

Net Losses and LAE

The Net Losses and LAE Reserves as of December 31, 2018, 2017 and 2016 are as follows:

	Int'l Insurance
	Year Ended December 31, 2018
amounts in thousands	Marine	P&C	Professional Liability	Total
Case reserves	$188,911	$66,202	$46,871	$301,984
IBNR reserves	33,486	36,687	118,325	188,498
Total	$222,397	$102,889	$165,196	$490,482

	Int'l Insurance
	Year Ended December 31, 2017
amounts in thousands	Marine	P&C	Professional Liability	Total
Case Reserves	$181,369	$66,412	$31,463	$279,244
IBNR Reserves	39,949	37,067	87,211	164,227
Total	$221,318	$103,479	$118,674	$443,471

	Int'l Insurance
	Year Ended December 31, 2016
amounts in thousands	Marine	P&C	Professional Liability	Total
Case Reserves	$163,124	$66,496	$30,106	$259,726
IBNR Reserves	36,118	18,192	70,103	124,413
Total	$199,242	$84,688	$100,209	$384,139

The following tables present the current and prior accident year changes in our Net Losses and LAE Ratio for the years ended December 31, 2018, 2017 and 2016:

	Int'l Insurance
	Year Ended December 31, 2018
			Professional
	Marine	P&C	Liability	Total
Net Losses and LAE Ratio	79.8%	46.0%	67.0%	66.3%
Net Prior AY Reserve (Release)/Strengthening	14.4%	(4.7%)	11.7%	8.2%
Net Current AY Losses and LAE Ratio	65.4%	50.7%	55.3%	58.1%

	Int'l Insurance
	Year Ended December 31, 2017
			Professional
	Marine	P&C	Liability	Total
Net Losses and LAE Ratio	75.1%	69.8%	57.4%	68.8%
Net Prior AY Reserve (Release)/Strengthening	4.3%	3.5%	5.6%	4.4%
Net Current AY Losses and LAE Ratio	70.8%	66.3%	51.8%	64.4%

	Int'l Insurance
	Year Ended December 31, 2016
			Professional
	Marine	P&C	Liability	Total
Net Losses and LAE Ratio	47.4%	77.1%	55.3%	58.0%
Net Prior AY Reserve (Release)/Strengthening	(15.6%)	(7.9%)	5.4%	(8.1%)
Net Current AY Losses and LAE Ratio	63.0%	85.0%	49.9%	66.1%

2018 versus 2017

For the year ended December 31, 2018, our Reported Net Losses and LAE Ratio decreased 2.5 points as compared to the same period in 2017 driven by:

Prior Year Reserve Development

For the year ended December 31, 2018, our Net Prior AY Losses and LAE Ratio increased 3.8 points as compared to the same period in 2017 primarily driven by:

•

Our Marine operating segment for the year ended December 31, 2018 recognized $21.8 million of Net Prior AY Reserve Strengthening, including $17.7 million of net non-catastrophe reserve strengthening with adverse development in the Hull, Cargo, Transport, and Specie products due to worse than expected loss emergence and $4.1 million of net catastrophe reserve strengthening primarily related to Typhoon Hato, partially offset by favorable development in the Energy Liability, Marine Liability and Protection & Indemnity products. This compares to $6.5 million of Net Prior AY Reserve Strengthening for the same period in 2017 due to adverse loss development primarily related to our Cargo, Specie and Protection & Indemnity products.

•

Our Professional Liability operating segment for the year ended December 31, 2018 recognized $14.5 million of Net Prior AY Reserve Strengthening primarily related to adverse development on a large loss in our D&O division and worse than expected loss emergence within our E&O division. This compares to $5.2 million of Net Prior AY Reserve Strengthening for the same period in 2017 related to large loss development on our D&O and E&O business.

The above increase in our Net Prior AY Loss and LAE Ratio was partially offset by:

•

Our P&C operating segment for the year ended December 31, 2018 recognized $4.9 million of Net Prior AY Reserve Releases resulting from $4.4 million of net catastrophe loss release primarily related to the 2017 Hurricane events and the Puebla, Mexico Earthquake and $0.5 million of net non-catastrophe related reserve release with better than expected loss emergence in our PV&T division, partially offset by unfavorable loss emergence on the runoff of our Property division’s business and worse than expected loss emergence within our Onshore Energy product. This compares to $3.1 million of Net Prior AY Reserve Strengthening for the same period in 2017 related to loss development in our Property division primarily resulting from late reported claims, partially offset by releases related to better than expected loss emergence within our Offshore Energy business.

Changes in the Current Accident Year Loss Ratio

For the year ended December 31, 2018, our Net Current AY Losses and LAE Ratio decreased 6.3 points as compared to the same period in 2017, with the reduced level of catastrophe activity being the primary driver. During the year ended December 31, 2018, we recognized $3.5 million of net catastrophe losses primarily related to Hurricane Florence and Hurricane Michael, compared to $35.2 million inclusive of ceded RRPs for the same period in 2017 primarily related to the Hurricane events, Typhoon Hato, the California Wildfires, and the Puebla, Mexico Earthquake.

After adjusting for these net catastrophe losses inclusive of ceded RRPs, our Net Current AY Losses and LAE Ratio increased 3.0 points as compared to the same period in 2017 primarily due to:

•	an increase in large loss activity in our Marine and Professional Liability operating segments for the year ended December 31, 2018 compared to the same period in 2017;

•	unfavorable performance within certain key products within the Marine, P&C, and Professional Liability operating segments; and

•	changes in the mix of business.

2017 versus 2016

For the year ended December 31, 2017, our Reported Net Losses and LAE Ratio increased 10.8 points as compared to the same period in 2016 driven by:

Prior Year Reserve Development

For the year ended December 31, 2017, our Net Prior AY Losses and LAE Ratio increased 12.5 points as compared to the same period in 2016 primarily driven by:

•

Our Marine operating segment for the year ended December 31, 2017 recognized $6.5 million of Net Prior AY Reserve Strengthening due to adverse loss development primarily related to our Cargo, Specie and Protection & Indemnity products. This compares to $22.1 million of Net Prior AY Reserve Releases due to better than expected loss emergence for the same period in 2016.

•

Our P&C operating segment for the year ended December 31, 2017 recognized $3.1 million of Net Prior AY Reserve Strengthening related to loss development in our Property division, partially offset by favorable loss emergence within our Offshore Energy business. This compares to $7.1 million of Net Prior AY reserve release related to favorable loss emergence.

•

Our Professional Liability operating segment for the year ended December 31, 2017 recognized $5.2 million of Net Prior AY Reserve Strengthening related to large loss development on our D&O and E&O business. This compares to $4.1 million of Net Prior AY Reserve Strengthening related to bad debt expense due to lower expectation of recoveries from a large reinsurer for the same period in 2016.

Changes in the Current Accident Year Loss Ratio

For the year ended December 31, 2017, our Net Current AY Losses and LAE Ratio decreased 1.7 points as compared to the same period in 2016. For the year ended December 31, 2017, we recognized $35.2 million of net catastrophe losses inclusive of ceded RRPs primarily related to the Hurricane events, Typhoon Hato, the California Wildfires, and the Puebla, Mexico Earthquake. This compared to $19.2 million of net catastrophe losses inclusive of ceded RRPs for the same period in 2016, related to the Ecuador Earthquake, Hurricane Matthew, the Alberta Wildfires, and the Taiwan Earthquake.

After adjusting for these net catastrophe losses inclusive of ceded RRPs, our Net Current AY Losses and LAE Ratio decreased 6.0 points as compared to the same period in 2016 primarily due to:

•	Decreased large loss activity within our Energy & Engineering and Property divisions; and
•	changes in product mix.

The decrease in the Net Current AY Losses and LAE Ratio were partially offset by:

•	$5.5 million of Additional Net Current AY Reserve Development for the year ended December 31, 2017 primarily attributable to our E&O and D&O products; and
•	The impact of additional ceded protection on our P&C operating segment during 2017.

Commission Expenses

2018 versus 2017

Our Commission Expense Ratio for the year ended December 31, 2018 increased 0.6 points as compared to the same period in 2017. The increase was driven by our Marine operating segment, partially offset by a decrease in our P&C operating segment.

Our Marine operating segment’s Commission Expense Ratio increased due to higher profit commissions compared to the prior year and the inclusion of the NICE Group, which had a higher Commission Expense Ratio.

The decrease in our P&C operating segment was due to the reduced provision for sliding scale commission on older years and the impact of ceded RRPs related to the Hurricane events on the 2017 Commission Expense Ratio.

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

Other Operating Expenses

2018 versus 2017

Other Operating Expenses for the year ended December 31, 2018 increased $10.4 million as compared to the same period in 2017 primarily due to increased professional fees and expenses related to the NICE Group in the current year.

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

Other Underwriting Income

2018 versus 2017

Other Underwriting Income for the year ended December 31, 2018 increased $2.2 million, as compared to the same period in 2017 primarily due to managing agent fee income related to the NICE Group.

GlobalRe

The following table summarizes our financial results for our GlobalRe reporting segment for the years ended December 31, 2018, 2017 and 2016:

	GlobalRe
	Years Ended December 31,			Change	Change
amounts in thousands	2018	2017	2016	2018 vs 2017	2017 vs.2016
Gross Written Premiums	$299,135	$223,842	$165,045	33.6%	35.6%
Ceded Written Premiums	(11,449)	(9,664)	(8,356)	18.5%	15.6%
Net Written Premiums	287,686	214,178	156,689	34.3%	36.7%
Retention Ratio	96.2%	95.7%	94.9%	0.5	0.8

Net Earned Premiums	$245,074	$177,963	$163,621	37.7%	8.8%
Net Losses and LAE	(155,551)	(133,311)	(89,304)	16.7%	49.3%
Commission Expenses	(55,056)	(39,136)	(34,008)	40.7%	15.1%
Other Operating Expenses	(25,009)	(20,861)	(19,593)	19.9%	6.5%
Other Underwriting Income	316	565	522	(44.1%)	8.2%

Underwriting Profit (Loss)	$9,774	$(14,780)	$21,238	NM	NM
Losses and LAE Ratio	63.5%	74.9%	54.6%
Commission Expense Ratio	22.5%	22.0%	20.8%
Other Operating Expense Ratio (1)	10.0%	11.4%	11.6%
Combined Ratio	96.0%	108.3%	87.0%

NM – Percentage change not meaningful.

(1) - Includes Other Operating Expenses and Other Underwriting Income (Expense).

Gross Written Premiums

2018 versus 2017

Gross Written Premiums increased $75.3 million for the year ended December 31, 2018, compared to the same period in 2017, primarily due to new business and increased renewals in our A&H, P&C, Specialty Casualty, and Surety products. In addition, our A&H and P&C products were impacted by increased premium estimates, and our Specialty Casualty product was impacted by timing on renewals for two large contracts. Assumed RRP benefit of $6.4 million, primarily on CAT losses attributable to Typhoons Jebi and Trami, Hurricane Michael and California Camp Fire were recognized during 2018, compared to $7.5 million for the same period in 2017.

2017 versus 2016

Gross Written Premiums increased $58.8 million for the year ended December 31, 2017, compared to the same period in 2016, with growth across all of our segment’s products. Our A&H product had significant growth, increasing $24.1 million, attributable to new business and increased renewal business. Growth was seen in our P&C, Surety and Agriculture business, as well as an increase of $4.9 million in assumed RRPs, primarily attributable to CAT losses from Hurricanes Harvey, Irma and Maria, period over period.

Ceded Written Premiums

2018 versus 2017

Ceded Written Premiums were $11.4 million, resulting in a retention ratio of 96.2% of Net Written Premiums to Gross Written Premiums, for the year ended December 31, 2018, compared to Ceded Written Premiums of $9.7 million, resulting in a retention ratio of 95.7%, for the same period in 2017. The increase in the retention ratio was primarily driven by the impact of changes in the mix of business with proportionately more A&H and Specialty Casualty premium, which had 100% retention, and the prior year impact of ceded RRPs resulting from Hurricane Maria. This was partially offset by additional ceded coverage purchased on our P&C products and increased ceded premium estimates in our Surety product during the year.

2017 versus 2016

Ceded Written Premiums were $9.7 million, resulting in a retention ratio of 95.7%, for the year ended December 31, 2017, compared to $8.4 million, resulting in a retention ratio of 94.9%, for the same period in 2016. The increase in the retention ratio was primarily due to changes in the mix of business with proportionately more A&H premium, which had 100% retention. This increase was partially offset by the impact of ceded RRPs resulting from Hurricane Maria.

Net Earned Premiums

2018 versus 2017

Net Earned Premiums for the year ended December 31, 2018 increased $67.1 million, as compared to the same period in 2017, primarily due to growth in our A&H, P&C, and Specialty Casualty products. Net RRP benefit of $6.1 million primarily related to Typhoons Jebi and Trami, Hurricane Michael and California Camp Fire, were comparable to prior year.

2017 versus 2016

Net Earned Premiums for the year ended December 31, 2017 increased $14.3 million as compared to the same period in 2016, primarily due to continued growth in our P&C, Agriculture and Specialty Casualty products. In addition, there was an increase in net assumed RRP benefit with a $6.1 million net RRP benefit for the year ended December 31, 2017, compared to a $1.6 million net RRP benefit for the same period in 2016. The net assumed RRP benefit in 2017 was primarily related to RRPs on Hurricanes Irma and Harvey.  Partially offsetting these increases in Net Earned Premiums was the impact from non-renewals in 2016 and late 2015 in our A&H product earning into 2017 as compared to 2016.

Net Losses and LAE

The Net Losses and LAE Reserves as of December 31, 2018, 2017 and 2016 are as follows:

	GlobalRe
	Years Ended December 31,
amounts in thousands	2018	2017	2016
Case Reserves	$60,669	$58,962	$47,505
IBNR Reserves	117,927	93,275	67,856
Total	$178,596	$152,237	$115,361

The following table presents the current and prior accident year changes in our Net Losses and LAE Ratio for the years ended December 31, 2018, 2017 and 2016:

	GlobalRe
	Years Ended December 31,
	2018	2017	2016
Net Losses and LAE Ratio	63.5%	74.9%	54.6%
Net Prior AY Reserve (Release)/Strengthening	10.6%	1.6%	(1.3%)
Net Current AY Losses and LAE Ratio	52.9%	73.3%	55.9%

2018 versus 2017

For the year ended December 31, 2018, our Reported Net Losses and LAE Ratio decreased 11.4 points as compared to the same period in 2017 driven by:

Prior Year Reserve Development

For the year ended December 31, 2018, our Net Prior AY Losses and LAE Ratio increased 9.0 points as compared to the same period in 2017. Our GlobalRe reporting segment for the year ended December 31, 2018 recognized $26.0 million of Net Prior AY Reserve Strengthening primarily related to higher than expected claims activity in the 2016 and 2017 accident years of our A&H product, as well as unfavorable loss emergence in our P&C product, partially offset by favorable loss emergence in our Surety product. This compares to $2.8 million of Net Prior AY Reserve Strengthening for the same period in 2017 mostly related to the settlement of a large A&H claim and unfavorable loss emergence within our P&C product, partially offset by favorable loss emergence across our Agriculture and Marine products.

Changes in the Current Accident Year Loss Ratio

For the year ended December 31, 2018, our Net Current AY Losses and LAE Ratio decreased 20.4 points as compared to the same period in 2017, primarily driven by a decrease in catastrophe losses. During the year ended December 31, 2018, we recognized $20.9 million of net catastrophe losses net of assumed RRPs mostly related to Typhoon Jebi, Hurricane Michael, Typhoon Trami, the California Camp Fire, and Hurricane Florence. This compared to $40.7 million of net catastrophe losses net of RRPs from the Hurricane events, the Puebla, Mexico Earthquake, and other CAT events.

After adjusting for these net catastrophe losses net of RRPs, our Net Current AY Losses and LAE Ratio decreased 5.9 points as compared to the same period in 2017 primarily related to our A&H product due to lower claims development on accident year 2018.

2017 versus 2016

For the year ended December 31, 2017, our Reported Net Losses and LAE Ratio increased 20.3 points as compared to the same period in 2016 driven by:

Prior Year Reserve Development

For the year ended December 31, 2017, our Net Prior AY Losses and LAE Ratio increased 2.9 points as compared to the same period in 2016. Our GlobalRe reporting segment for the year ended December 31, 2017 recognized $2.8 million of Net Prior AY Reserve Strengthening mostly related to the settlement of a large A&H claim and unfavorable loss emergence within our P&C product, partially offset by favorable loss emergence across our Agriculture and Marine products. This compares to $2.2 million of Net Prior AY Reserve Releases for the same period in 2016 related to our A&H product.

Changes in the Current Accident Year Loss Ratio

For the year ended December 31, 2017, our Net Current AY Losses and LAE Ratio increased 17.4 points as compared to the same period in 2016, primarily driven by an increase in catastrophe losses. During the year ended December 31, 2017, we recognized $40.7 million of net catastrophe losses net of RRPs from the Hurricane events, the Puebla, Mexico Earthquake, and other CAT events. This compared to $9.4 million of 2016 catastrophe losses mostly from the Alberta Wildfires, Ecuador Earthquake, Taiwan Earthquake, and other weather-related catastrophe events.

After adjusting for these catastrophe losses, our Current AY Losses and LAE Ratio decreased 0.5 points as compared to the same period in 2016 primarily due to changes in mix of business with proportionally less earnings coming from our A&H product, which carries a higher loss ratio, and an increase in earnings from our P&C products, which carry lower loss ratios.

Commission Expenses

2018 versus 2017

Our Commission Expense Ratio for the year ended December 31, 2018 increased 0.5 points compared to the same period in 2017. The increase was primarily due to changes in the mix of business with more proportional A&H and Specialty Casualty premium earned with higher Commission Expense Ratios.

2017 versus 2016

Our Commission Expense Ratio for the year ended December 31, 2017 increased 1.2 points as compared to the same period in 2016. The increase was attributable to higher profit commission expense particularly on our Surety product and changes in the mix of business, partially offset by the effect of fully earned net RRPs from Hurricanes Irma, Harvey and Maria.

Other Operating Expenses and Other Underwriting Income

2018 versus 2017

Other Operating Expenses for the year ended December 31, 2018 increased $4.1 million, as compared to the same period in 2017, primarily due to increases in employee expenses and indirect expenses. Although Other Operating Expenses increased, the Other Operating Expense Ratio decreased 1.4 points for the year ended December 31, 2018, as compared to the same period in 2017. An increase in Net Earned Premiums offset the increase in Other Operating Expenses for the year driving the decrease in this ratio compared to the same period in 2017.

2017 versus 2016

Other Operating Expenses for the year ended December 31, 2017 increased $1.3 million as compared to the same period in 2016, primarily due to costs associated with new business initiatives.

Capital Resources and Liquidity

Capital Resources

Our capital resources consist of funds deployed or available to be deployed to support our business operations.  As of December 31, 2018 and 2017, our capital resources were as follows:

	As of December 31,
amounts in thousands	2018	2017
Senior Notes	$264,052	$263,885
Stockholders' Equity	1,186,850	1,225,965
Total Capitalization	$1,450,902	$1,489,850
Ratio of Debt to Total Capitalization	18.2%	17.7%

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

NIC may pay dividends to our Parent Company out of our statutory earned surplus pursuant to statutory restrictions imposed under the New York insurance law.  As of December 31, 2018, the maximum amount available for the payment of dividends by NIC in 2019 without prior regulatory approval is $5.2 million. During 2018, NIC paid dividends of $97.0 million to our Parent Company, related to the acquisition and subsequent funding of the NICE Group. The statutory calculation for dividends without prior regulatory approval uses a rolling twelve-month basis, and as of December 31, 2018 this calculation was temporarily impacted by the dividends used to acquire the NICE Group during the first half of 2018. This calculation also excludes consideration for the Company’s ability to request extraordinary dividends.

NCUL, our wholly-owned corporate member at Lloyd’s, may pay dividends to our Parent Company up to the extent of available profits that have been distributed from the Syndicate.  As of December 31, 2018, there are no profits available for distribution.

NIIC, our wholly-owned UK Insurance company, may pay dividends out of its statutory profits subject to the restrictions imposed under UK Company law and European Insurance regulation (Solvency II).  As of December 31, 2018, the maximum amount available for the payment of dividends by NIIC without prior regulatory approval is $20.3 million. In addition, NIIC must provide at least 14 days’ notice to the Prudential Regulatory Authority prior to agreeing to make any material dividend payment to any of its affiliated entities that are domiciled outside of the European Economic Area.

ASCO may only pay a dividend if at the end of its last fiscal year the total amount of its assets, as reduced by its provisions and debts, are in excess of certain minimum capital thresholds calculated under Belgian law.  As of December 31, 2018, ASCO may not declare a dividend.

In accordance with the Merger Agreement, the Company’s quarterly cash dividend payments are not to exceed $0.07 per share.

Senior Notes and Credit Facility

On October 4, 2013, we completed a public debt offering for $265.0 million of 5.75% Senior notes due on October 15, 2023 and received net proceeds of $263.3 million. The effective interest rate related to the net proceeds received from the 5.75% Senior notes is approximately 5.86%.  Interest is payable on the 5.75% Senior notes each April 15 and October 15. The terms of the 5.75% Senior notes contain various restrictive business and financial covenants, including a restriction on indebtedness, and other restrictions typical for debt obligations of this type, including limitations on mergers, liens and dispositions of the common stock of certain subsidiaries.  As of December 31, 2018, our Company was in compliance with all such covenants.

On November 4, 2016, NUAL entered into an Australian Dollar credit facility, which was subsequently amended on October 30, 2017, with Barclays Bank PLC. Letter of Credit commissions are payable under this facility at a rate of 1.55% per annum. The facility may be cancelled by either party after providing written notice.  This credit facility contains customary covenants for facilities of this type, including a restriction on future encumbrances that are outside the ordinary course of business, and a requirement to maintain at least £75.0 million of Funds at Lloyd’s. As of December 31, 2018, letters of credit with an aggregate face amount of 24.0 million Australian Dollars were outstanding under the credit facility, and our Company was in compliance with all covenants.

On November 7, 2018, we entered into a credit facility agreement with ING Bank N.V., London Branch, individually and as Administrative Agent for a syndicate of lenders (the “Club Facility”), which is secured by all the common stock of NIC and requires us to maintain at least forty percent of the outstanding amounts under such facility as Funds at Lloyd’s. The Club Facility has two tranches with one tranche extending a $165.0 million commitment and the other tranche extending a £60.0 million commitment. In addition, in order to support the increased underwriting capacity of the Syndicate for the 2019 UWY, we amended the $25.0 million credit facility with ING Bank N.V., London Branch dated November 20, 2015, on November 7, 2016 and again on January 23, 2019 to extend the term for an additional two years (the “Bilateral Facility”). Both of these facilities, as well as the November 4, 2016 facility, are used to fund underwriting obligations at Lloyd’s for the 2019 UWY, as well as open prior UWYs.

The Bilateral Facility is a non-committed facility which has an applicable fee rate ranging from 0.85% to 1.20% per annum based upon our Company’s S&P rating. For the Club Facility the applicable fee rate payable ranges from 0.95% to 1.60% per annum based on a tiered schedule that is based on our then-current financial strength ratings issued by S&P and A.M. Best and the amount of our own collateral utilized to fund our participation in the Syndicate.  If any letters of credit remain outstanding under these facilities after December 31, 2020, we would be required to post additional collateral to secure the remaining letters of credit.  As of December 31, 2018, letters of credit with an aggregate face amount of $165.0 million and £60.0 million were outstanding under the Club Facility and we had an aggregate of $1.2 million of cash collateral posted.  As of December 31, 2018 there were letters of credit with a face amount of $8.0 million outstanding under the Bilateral Facility.

The Bilateral and Club Facilities contain customary covenants for facilities of this type, including restrictions on indebtedness and liens, limitations on mergers, dividends and the sale of assets, and requirements as to maintaining certain consolidated tangible net worth, statutory surplus and other financial ratios. These credit facilities also provide for customary events of default, including failure to pay principal, interest or fees when due, failure to comply with covenants, any representation or warranty made by our Company being false in any material respect, default under certain other indebtedness, certain insolvency or receivership events affecting our Company and our subsidiaries, the occurrence of certain material judgments, or a change in control of our Company.  During the first quarter of 2018, the Company reclassified certain overseas deposits from Short-Term Investments to Other Invested Assets. Refer to Note 1 Organization & Summary of Significant Accounting Policies in the Notes to Interim Consolidated Financial Statements. Although the nature of the investments did not change, this reclassification caused the Company to exceed a covenant of our Club Facility that sets a limitation on other investments as a percentage of total investments. During the second quarter of 2018, our Company received a waiver of compliance with respect to this covenant, which was subsequently amended to increase the percentage of other investments permitted. As of December 31, 2018, our Company was in compliance with all covenants.

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

Net cash provided by operating activities was $342.3 million for the year ended December 31, 2018 compared to $265.3 million for the same period in 2017.  Operating cash flows increased from the prior year due to the growth of our business, coupled with increased investment income collections due to growth in invested assets and higher yields. Additionally, estimated federal tax payments were less in 2018 as compared with 2017 due to a decrease in our effective tax rate associated with the Tax Act as well as an increase in cash collateral collections for certain lines of business.

Net cash used in investing activities was $260.1 million for the year ended December 31, 2018 compared to $264.0 million for the comparable period in 2017. The change in cash used in investing activities is the result of changes in operating cash flows and the associated ongoing management of our investment portfolio. Additionally, certain operating cash flows were directed to cash equivalents rather than Fixed Maturities as we anticipate increased cash outflows associated with the non-renewal of our Company’s fixed-premium protection and indemnity business. Finally, investing cash flows were impacted by cash acquired resulting from the Acquisition as discussed in Note 2. Merger and Business Combinations. The cash inflow from the sale of Fixed Maturities to fund the Acquisition was offset by the cash outflow to purchase the subsidiaries

Net cash used in financing activities was $14.8 million for the year ended December 31, 2018 compared to $18.4 million for the same period in 2017. The change in cash used in financing activities is primarily related to a reduction in tax withholding payments on vested stock compensation in 2018 as compared with 2017. To a lesser extent 2018 financing cash flows were impacted by an increase in the quarterly stockholder dividend in 2018 as compared with 2017.

Our diversified underwriting portfolio has demonstrated an ability to withstand catastrophic losses. Since 1993, we have generated positive cash flows from operations, notwithstanding the impacts of the global financial crisis and the recognition of significant natural CAT-related losses during these years. Should claim payment obligations accelerate beyond our ability to fund payments from operating cash flows, we would utilize our cash and cash equivalent balances and/or liquidate a portion of our investment portfolio. Our investment portfolio is heavily weighted towards conservative, high quality and highly liquid securities which would be available in two business days under normal market conditions. Unrestricted Cash and Short Term investments, together with Fixed Maturities due in one year or less, total $350 million at December 31, 2018.  By comparison, we estimate that the largest exposure to loss from a single 1 in 250 year natural CAT event as of December 31, 2018, results in a probable maximum pre-tax gross and net loss of approximately $191.0 million and $46.0 million, respectively, including the cost of RRPs.

Ratings

Our ability to underwrite is dependent upon the financial strength of NIC, NSIC, Lloyd’s, NIIC and ASCO business.  Financial strength ratings represent the opinions of the rating agencies on the financial strength of a company and its capacity to meet the obligations of insurance policies.  Independent ratings are important to our competitive position in the insurance markets.  The rating agencies consider many factors in determining the financial strength rating of an insurance company, including the relative level of statutory surplus necessary to support the business operations of our Company.  These ratings are based upon factors relevant to policyholders, agents and intermediaries and are not directed toward the protection of investors.  Such ratings are not recommendations to buy, sell or hold securities. We could be adversely impacted by a downgrade in our financial strength ratings, including a possible reduction in demand for our products, higher borrowing costs and our ability to access the capital markets.

U.S. insurance companies, NIC and NSIC, utilize the financial strength ratings from A.M. Best and S&P for underwriting purposes. NIC and NSIC are both rated “A” (Excellent – positive outlook) by A.M. Best and “A” (Strong - stable outlook) by S&P.  The Syndicate utilizes the ratings from A.M. Best and S&P for underwriting purposes, which apply to all Lloyd’s syndicates.  Lloyd’s is rated “A” (Excellent – stable outlook) by A.M. Best and A+ (Strong – negative outlook) by S&P. NIIC utilizes the financial strength ratings from AM Best and S&P for underwriting purposes.  NIIC is rated “A” (Excellent – stable outlook) by AM Best and “A” (Strong – stable outlook) by S&P. ASCO is rated “A-“ (Strong – stable outlook) by S&P.

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

Contractual Obligations

The following table sets forth the best estimate of our known contractual obligations with respect to the items indicated as of December 31, 2018:

	Payments Due by Period
amounts in thousands	Total	Less than 1 Year	1-3 Years	3-5 Years	Thereafter
Reserves for Losses and LAE (1)	$2,743,973	$891,696	$999,934	$458,537	$393,806
5.75% Senior Notes (2)	338,013	15,238	30,475	292,300	—
Operating Leases (3)	84,920	12,907	24,012	19,733	28,268
Total	$3,166,906	$919,841	$1,054,421	$770,570	$422,074

(1)

The amounts determined are estimates which are subject to a high degree of variation and uncertainty, and are not subject to any specific payment schedule since the timing of these obligations are not set contractually.  The amounts in the above table exclude reinsurance recoveries of $820.2 million.  See “Business – Loss Reserves” included herein.

(2)	Includes interest payments.
(3)	Obligation includes rent and rent items. Rent items are estimates based on the lease agreement due to uncontrollable fluctuations of actual costs.

Investments

Our investment portfolio is invested primarily in publicly traded, investment grade, fixed income securities with an average credit quality of AA-/Aa3 as rated by S&P or Moody’s Investors Service (“Moody’s”).  As of December 31, 2018, our portfolio had a duration of 3.4 years.  Management periodically projects cash flow of the investment portfolio and other sources in order to maintain the appropriate levels of liquidity in an effort to ensure our ability to satisfy claims.

As of December 31, 2018 and December 31, 2017, all Fixed Maturities Securities were classified as Available-For-Sale. Upon adoption of the FASB’s ASU 2016-01 on January 1, 2018, our Equity Securities have been measured at fair value with changes in fair value recognized through Net Income. Prior to the adoption of ASU 2016-01, our Equity Securities were classified as Available-For-Sale with change in fair value recognized through Accumulated Other Comprehensive Income.

Our portfolio is externally managed by independent, professional investment managers and is broadly diversified across geographies, sectors, and issuers. The primary objectives are to maximize total investment return in the context of preserving and enhancing stockholder value and the statutory surplus of our regulated insurance companies.  As part of our overall investment strategy, we seek to build a tax efficient investment portfolio by maintaining an allocation to tax exempt municipal bonds. As of December 31, 2018, the tax-exempt portion of our Fixed Maturities portfolio was approximately 16.5%. Additionally, 84.8% of our Equity Securities portfolio is invested in tax efficient securities which qualify for the dividends received deduction. Our investments are subject to the oversight of the respective insurance companies’ Boards of Directors and the Finance Committee of the Parent Company’s Board of Directors.

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

The following table summarizes the composition of our investments at fair value:

	Fair Value as of December 31,
amounts in thousands	2018	2017	% Change
Fixed Maturities:
U.S. Treasury Bonds, Agency Bonds and Foreign Government Bonds	$239,776	$393,563	(39.1%)
States, Municipalities and Political Subdivisions	646,551	814,632	(20.6%)
Mortgage-Backed and Asset-Backed Securities:
Agency Residential Mortgage-Backed Securities	335,542	407,619	(17.7%)
Residential Mortgage Obligations	138,373	54,104	155.8%
Asset-Backed Securities	531,991	328,753	61.8%
Commercial Mortgage-Backed Securities	188,201	160,904	17.0%
Subtotal	$1,194,107	$951,380	25.5%
Corporate Exposures	1,002,489	897,479	11.7%
Total Fixed Maturities	$3,082,923	$3,057,054	0.8%
Equity Securities:
Common Stocks	$166,353	$52,439	217.2%
Preferred Stocks	173,539	183,542	(5.4%)
Total Equity Securities	$339,892	$235,981	44.0%
Short-Term Investments (1)	$10,233	$6,480	57.9%
Total Investments	$3,433,048	$3,299,515	4.0%

(1) - Cash that was misclassified within Short-Term Investments in 2017 was reclassified, representing an immaterial correction. Refer to Note 1 Organization & Summary of Significant Accounting Policies, in the Notes to the Consolidated Financial Statements, for further information.

Invested assets increased from December 31, 2017 due to positive operating cash flow partially offset by an increase in unrealized losses due to rising interest rates, credit spread widening and equity market losses. Operating cash flows were primarily directed to Residential Mortgage Obligations, and Asset Backed Securities, some of which are floating rate securities which protect against interest rate risk in a rising rate environment. Operating cash flows were also directed to Corporate Exposures at attractive spreads.  Furthermore, certain short dated Municipal Bonds were sold due to technical market factors. The increase in Common Stocks is due to the equity portfolio of the NICE Group, which was acquired as part of the purchase of these entities, as well as the purchase of passively managed equity mutual funds.

The following table sets forth the amount of our Fixed Maturities as of December 31, 2018 by S&P credit rating or, if an S&P rating is not available, the equivalent Moody’s rating.

		December 31, 2018
amounts in thousands	Rating	Fair Value	Amortized Cost
Rating Description:
Extremely Strong	AAA	$586,844	$591,201
Very Strong	AA	1,194,276	1,208,515
Strong	A	805,102	809,960
Adequate	BBB	391,192	401,956
Speculative	BB & Below	102,846	111,331
Not rated	NR	2,663	2,450
Total	AA- (1)	$3,082,923	$3,125,413

(1) - The total rating is the weighted average quality rating for the Fixed Maturities portfolio as a whole.

The following table sets forth the composition of the non-government guaranteed Fixed Maturities categorized by asset class and generally equivalent S&P and Moody’s ratings (not all securities in our portfolio are rated by both S&P and Moody’s):

	As of December 31, 2018
amounts in thousands	AAA	AA	A	BBB	BB and below	NR	Fair Value	Amortized Cost
Municipal Bonds	$63,840	$411,620	$155,583	$15,508	$—	$—	$646,551	$639,265
Agency Residential Mortgage-Backed	—	335,542	—	—	—	—	335,542	347,817
Residential Mortgage-Backed	90,443	6,887	250	37,426	1,964	1,403	138,373	138,299
Asset-Backed	217,358	197,120	91,251	26,262	—	—	531,991	539,013
Commercial Mortgage-Backed	117,824	43,379	26,998	—	—	—	188,201	190,159
Corporate Exposures	4,752	83,770	499,831	311,994	100,882	1,260	1,002,489	1,028,028
Total	$494,217	$1,078,318	$773,913	$391,190	$102,846	$2,663	$2,843,147	$2,882,581

The following table sets forth our U.S. Treasury Bonds, Agency Bonds and Foreign Government Bonds, as well as our State, Municipality and Political Subdivision Bond holdings by type:

	As of December 31, 2018
amounts in thousands	Fair Value	Amortized Cost
U.S. Treasury Bonds, Agency Bonds and Foreign Government Bonds:
U.S. Treasury Bonds	$35,537	$35,251
Agency Bonds	67,252	67,667
Foreign Government Bonds	136,987	139,914
Total U.S. Treasury Bonds, Agency Bonds and Foreign Government Bonds	$239,776	$242,832
States, Municipalities and Political Subdivisions:
General Obligation	$124,870	$123,203
Prerefunded	44,852	43,484
Revenue	341,730	336,643
Taxable	135,099	135,935
Total States, Municipalities and Political Subdivisions	$646,551	$639,265

As of December 31, 2018, we own $23.1 million of municipal securities, which are credit enhanced by various financial guarantors which have an average underlying credit rating of A.

The following table sets forth our Agency Residential Mortgage-Backed Securities (“AMBS”) issued by the Government National Mortgage Association (“GNMA”), Federal National Mortgage Association (“FNMA”) and Federal Home Loan Mortgage Corporation (“FHLMC”) and the quality category (Prime, Alternative A-paper (“Alt-A”) and Other) for Residential Mortgage -Backed Securities (“RMBS”):

	As of December 31, 2018
amounts in thousands	Fair Value	Amortized Cost
ARMBS:
GNMA	$34,670	$35,381
FNMA	210,847	219,403
FHLMC	90,025	93,033
Total Agency Residential Mortgage-Backed Securities	$335,542	$347,817

RMBS:
Prime	$47,239	$47,145
Alt-A	691	621
Other	90,443	90,533
Total Residential Mortgage-Backed Securities	$138,373	$138,299

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

Details of the collateral of our Asset-Backed Securities portfolio as of December 31, 2018 are presented below:

	As of December 31, 2018
amounts in thousands	Fair Value	Amortized Cost
Auto Loans	$45,904	$46,096
Credit Cards	23,135	23,220
Collateralized Loan Obligations	237,275	243,151
Single Family Rental	90,128	90,717
Time Share	22,051	22,415
Aircraft	24,022	23,462
Consumer Loans	46,721	47,038
Other	42,755	42,914
Total Asset-Backed Securities	$531,991	$539,013

Details of our Corporate Exposures portfolio as of December 31, 2018 are presented below:

	As of December 31, 2018
amounts in thousands	Fair Value	Amortized Cost
Corporate Exposures:
Corporate Bonds	$820,004	$828,260
Hybrid Bonds	142,127	157,944
Redeemable Preferred Stocks	40,358	41,824
Total Corporate Exposures	$1,002,489	$1,028,028

As of December 31, 2018, the fair value of securities issued in foreign countries was $380.6 million, with an amortized cost of $389.3 million, representing 11.1% of our total Fixed Maturities and Equity Securities. Our largest exposure is Canada with a total of $145.1 million followed by the United Kingdom with a total of $41.9 million.

The following table summarizes the gross unrealized losses as of December 31, 2018 by length of time where the fair value was less than 80% of amortized cost:

As of December 31, 2018
Fixed
amounts in thousands	Maturities
Less than twelve months	$(1,873)
Twelve months or longer	(1,597)
Total	$(3,470)

Our Company had no credit related OTTI losses during the year ended December 31, 2018. Our Company had four credit related OTTI losses totaling $2.1 million in our Equity Securities portfolio during the year ended December 31, 2017. During the year ended December 31, 2016, we recognized one credit related OTTI loss of $0.2 million in our Fixed Maturities portfolio.

The fair value of our investment portfolio may fluctuate significantly in response to various factors such as changes in interest rates, investment quality ratings, equity prices, foreign exchange rates and credit spreads.  We do not have the intent to sell nor is it more likely than not that we will have to sell Fixed Maturities in unrealized loss positions that are not other-than-temporarily impaired before recovery. For structured securities, default probability and severity assumptions differ based on property type, vintage and the stress of the collateral.  We do not intend to sell any of these securities and it is more likely than not that, we will not be required to sell these securities before the recovery of the amortized cost basis.  Upon adoption of ASU-2016-01 as of January 1, 2018, the changes in the fair value of Equity Securities are recognized through Net Income. We may realize investment losses to the extent our liquidity needs require the disposition of Fixed Maturity Securities in unfavorable interest rate, liquidity or credit spread environments.  Significant changes in the factors we consider when evaluating investments for impairment losses could result in a significant change in impairment losses reported in the Consolidated Financial Statements.

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

The reserves for asbestos exposures as of December 31, 2018 are for: (i) one large settled claim for excess insurance policy limits exposed to a class action suit against an insured involved in the manufacturing or distribution of asbestos products being paid over several years and (ii) attritional asbestos claims that could be expected to occur over time.  Substantially all of our asbestos liability reserves are included in our U.S. Marine operating segment loss reserves.

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

The following tables set forth our gross and net losses and LAE reserves, incurred losses and LAE, and payments for our asbestos exposures for the periods indicated:

	Years Ended December 31,
amounts in thousands	2018	2017	2016
Gross of Reinsurance
Beginning Gross Reserves	$15,249	$15,213	$15,256
Plus: Incurred Losses & LAE	285	78	90
Less: Calendar Year Payments	376	42	133
Ending Gross Reserves	$15,158	$15,249	$15,213
Gross Case Loss Reserves	$12,893	$12,984	$12,948
Gross IBNR Loss Reserves	2,265	2,265	2,265
Ending Gross Reserves	$15,158	$15,249	$15,213
Net of Reinsurance
Beginning Net Reserves	$10,209	$10,203	$10,200
Plus: Net Incurred Losses & LAE	63	(40)	65
Less: Calendar Year Payments	107	(46)	62
Ending Net Reserves	$10,165	$10,209	$10,203
Net Case Loss Reserves	$8,105	$8,149	$8,143
Net IBNR Loss Reserves	2,060	2,060	2,060
Ending Net Reserves	$10,165	$10,209	$10,203

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

Our Company has significant natural catastrophe exposures throughout the world. We estimate that the largest exposure to loss from a 1 in 250 year single natural catastrophe event comes from an earthquake on the west coast of the U.S.  As of December 31, 2018, our Company estimates that the probable maximum pre-tax gross and net loss exposure from such an earthquake event would be approximately $191.0 million and $46.0 million, respectively, including the cost of RRPs.

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

2018 Catastrophe events

For the year ended December 31, 2018, the Company incurred net catastrophe losses and LAE of $28.7 million primarily related to Typhoon Jebi, Hurricane Michael, Hurricane Florence, the California Camp Fire, and Typhoon Trami. These catastrophe events generated losses in all three of our reporting segments. As of December 31, 2018, the total net reserves for these catastrophe events totaled $26.6 million, including $2.1 million in additional assumed RRPs.

Hurricanes Harvey, Irma and Maria and the Alberta Wildfires

Hurricanes Harvey, Irma and Maria, which occurred in the third quarter of 2017, and the Alberta Wildfires, which occurred in the second quarter of 2016, generated substantial losses in our U.S. and Int’l Marine and P&C operating segments, as well as in our GlobalRe reporting segment. As of December 31, 2018, the net reserves for Hurricanes Harvey, Irma and Maria totaled $1.0 million and the net reserves for the Alberta Wildfires totaled $0.4 million. Management believes that should any adverse loss development for gross claims occur from the aforementioned hurricanes and wildfires, it would be contained within the reinsurance program.

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

Hurricanes Harvey, Irma and Maria

The following table sets forth our gross and net losses and LAE reserves, incurred losses and LAE, and payments for Hurricanes Harvey, Irma and Maria for the years ended December 31, 2018 and 2017:

	Years Ended December 31,
amounts in thousands	2018	2017
Gross of Reinsurance
Beginning Gross Reserves	$108,479	$—
Plus: Incurred Losses & LAE	(11,399)	142,846
Less: Calendar Year Payments	65,777	34,367
Ending Gross Reserves	$31,303	$108,479
Gross Case Loss Reserves	$23,749	$53,280
Gross IBNR Loss Reserves	7,554	55,199
Ending Gross Reserves	$31,303	$108,479
Net of Reinsurance
Beginning Net Reserves	$40,661	$—
Plus: Net Incurred Losses & LAE	(9,778)	67,520
Less: Calendar Year Payments	29,890	26,859
Ending Net Reserves	$993	$40,661
Net Case Loss Reserves	$1,232	$26,483
Net IBNR Loss Reserves	(239)	14,178
Ending Net Reserves	$993	$40,661

Hurricanes Harvey, Irma and Maria impacted 2018 with a total estimated net benefit for the year of $9.8 million and $0.4 million in additional Net RRPs.

Alberta Wildfires

The following table sets forth our gross and net losses and LAE reserves, incurred losses and LAE, and payments for the Alberta Wildfires for the years ended December 31, 2018, 2017 and 2016:

	Years Ended December 31,
amounts in thousands	2018	2017	2016
Gross of Reinsurance
Beginning Gross Reserves	$3,761	$13,661	$—
Plus: Incurred Losses & LAE	(184)	(5,513)	19,347
Less: Calendar Year Payments	1,840	4,760	5,109
Less: Foreign Currency Exchange Impact	49	(373)	577
Ending Gross Reserves	$1,688	$3,761	$13,661
Gross Case Loss Reserves	$1,688	$3,761	$8,503
Gross IBNR Loss Reserves	—	—	5,158
Ending Gross Reserves	$1,688	$3,761	$13,661
Net of Reinsurance
Beginning Net Reserves	$1,478	$7,263	$—
Plus: Net Incurred Losses & LAE	(91)	(2,581)	11,682
Less: Calendar Year Payments	997	3,459	4,119
Less: Foreign Currency Exchange Impact	15	(255)	300
Ending Net Reserves	$375	$1,478	$7,263
Net Case Loss Reserves	$375	$1,478	$5,008
Net IBNR Loss Reserves	—	—	2,255
Ending Net Reserves	$375	$1,478	$7,263

The Alberta wildfires impacted 2016 with a total estimated net loss for the year of $11.7 million and $1.8 million in additional RRP and 2017 with a net loss and RPP decrease of $2.6 million and $0.6 million, respectively.  At December 31, 2018, there was an overall net loss and RRP decrease of $0.1 million.

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

Our Company has established a reserve for uncollectible reinsurance in the amount of $13.4 million and $12.6 million as of December 31, 2018 and 2017, respectively. Our reserve is determined by considering reinsurer specific default risk as indicated by their financial strength ratings, as well as additional default risk for asbestos and environmental related recoverables or an individual impairment assessment for certain reinsurers that exhibit additional default risk. Actual uncollectible reinsurance could potentially differ from the estimate.  The increase in our reserves for uncollectible reinsurance as compared to 2017 is driven primarily by one of our reinsurers having been placed in liquidation by the State of California. We continue to monitor the liquidation process and assess our potential exposure.

Refer to Note 8, Ceded Reinsurance, in the Notes to Consolidated Financial Statements for additional information.

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

We believe the items that require the most subjective and complex estimates involve the reporting of:

•	Reserves for Losses and LAE (including losses that have occurred but were not reported to us by the financial reporting date);
•	Reinsurance Recoverables, including a provision for uncollectible reinsurance;
•	Written and Unearned Premium;
•	Recoverability of Deferred Tax Assets;
•	Impairment of investment securities;
•	Valuation of invested assets; and
•	Valuation of Goodwill and Intangibles.

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

For long tailed lines of business the uncertainty is greater.  Due to the amount of time it takes a long tailed segment to mature, there is uncertainty with regards to how any line of business or year will settle as well as uncertainty with regards to the path it will take to settle.  Additionally, due to their long tailed nature, many of the lines of business that are not new but are long tailed may not have a mature historical dataset from which to derive credible estimates for reserving.  For these lines of business, while standard actuarial reserving methods would usually be applied, the loss development method would generally only be applied in the more mature years where the expectation is that they are close to ultimate.  Where internal data on long tailed lines lacks sufficient credibility, overall industry experience would be evaluated and the input of underwriting and claims executives in setting assumptions would be considered.

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

The data distribution as of December 31, 2018 as measured by net case reserves outstanding is as follows:

	Short Tailed	Long Tailed	New Business	Total
U.S. Insurance:
Marine	66.6%	33.4%	0.0%	100.0%
P&C	12.1%	87.0%	0.9%	100.0%
Professional Liability	0.0%	100.0%	0.0%	100.0%

Int'l Insurance:
Marine	65.0%	28.3%	6.7%	100.0%
P&C	91.0%	9.0%	0.0%	100.0%
Professional Liability	0.0%	98.6%	1.4%	100.0%

GlobalRe	71.5%	13.9%	14.6%	100.0%

Sensitivity Analysis

The following table provides a sensitivity analysis of our Net Reserves for Losses and LAE as of December 31, 2018:

		Reasonably Likely Range of Deviation
	Total Net	Strengthening		Release
amounts in thousands	Loss Reserve	Amount	%	Amount	%
U.S. Insurance
Marine	$101,973	$2,289	2.2%	$2,239	2.2%
P&C	1,017,912	34,257	3.4%	33,141	3.3%
Professional Liability	134,821	8,985	6.7%	8,424	6.2%
Portfolio Effect (1)		(17,426)		(16,315)
Total U.S. Insurance	$1,254,706	$28,105	2.2%	$27,489	2.2%
Int'l Insurance
Marine	$222,397	$32,015	14.4%	$27,986	12.6%
P&C	102,889	22,849	22.2%	18,697	18.2%
Professional Liability	165,196	79,017	47.8%	53,451	32.4%
Portfolio Effect (1)		(63,427)		(38,529)
Total Int'l Insurance	$490,482	$70,454	14.4%	$61,605	12.6%
GlobalRe	178,596	40,429	22.6%	32,966	18.5%
Subtotal	$1,923,784	$138,988		$122,060
Portfolio Effect (1)	—	(73,450)		(58,681)
Group Total	$1,923,784	$65,538	3.4%	$63,379	3.3%

Increase (Decrease) to Net Income
Amount		$(51,775)		$50,069
Per Share (2)		$(1.71)		$1.66

(1) - The totals for each segment are adjusted for portfolio effect.  The portfolio effect is the reduction in risk which arises out of diversification in the portfolio.

(2) - Calculated using average diluted shares of 30,193 for the year ended December 31, 2018.

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

Recoverability of Deferred Tax Assets

We recognize deferred tax assets and liabilities, which primarily result from temporary differences between the amounts recorded in our Consolidated Financial Statements and the tax basis of our assets and liabilities.  At each balance sheet date, we assess the need to establish a valuation allowance that reduces deferred tax assets when it is more likely than not that all, or some portion, of the deferred tax assets will not be realized.  The valuation allowance is based on all available information including projections of future taxable income from each tax-paying component in each tax jurisdiction, principally derived from available tax planning strategies.  Projections of future taxable income incorporate several assumptions of future business and operations that are apt to differ from actual experience. We regularly review our deferred tax assets for recoverability, taking into consideration our history of earnings, expectations for future earnings, taxable income in carryback years and the expected timing of the reversals of existing temporary differences. When we believe it is more likely than not that a deferred tax asset will not be realized, we establish a valuation allowance for that deferred tax asset.  Our valuation allowance as of December 31, 2018 is $4.4 million.

Impairment of Investment Securities

Management regularly reviews our Fixed Maturity and Equity Securities portfolios to evaluate the necessity of recording impairment losses for other-than-temporary declines in the fair value of investments.  Upon adoption of ASU-2016-01 as of January 1, 2018, the changes in the fair value of Equity Securities is recognized through Net Income. Our investment portfolio is the largest component of consolidated assets and a multiple of stockholder’s equity.  OTTI could be material to our financial condition and results of operations. Refer to Note 4, Investments, in the Notes to Consolidated Financial Statements for additional information.

Valuation of Investments

Fair value is defined as the price in the principal market that would be received for an asset to facilitate an orderly transaction between market participants on the measurement date.  We determine the fair value of certain financial instruments based on their underlying characteristics and relevant transactions in the marketplace.  GAAP guidance requires an entity to maximize the use of observable inputs and minimizes the use of unobservable inputs when measuring fair value. Refer to Note 5, Fair Value, in the Notes to Consolidated Financial Statements for additional information.

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

As at December 31, 2018 neither the Company’s initial valuation nor its subsequent valuations have indicated any impairment of the Company’s goodwill and intangible assets of $16.8 million and $10.3 million, respectively. For further details, refer to Note 6 Goodwill and Intangible Assets in the Interim Consolidated Financial Statements.

Recent Accounting Pronouncements

Refer to Note 1 Organization & Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements for a discussion of recently issued accounting pronouncements that we have not yet adopted.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Sensitive Instruments and Risk Management

Market risk represents the potential for loss due to adverse changes in the fair value of financial instruments.  We are exposed to potential loss from various market risks, including changes in interest rates, equity prices and foreign currency exchange rates.  Market risk is directly influenced by the volatility and liquidity in the markets in which the related underlying assets are traded.  The following is a discussion of our primary market risk exposures and how those exposures have been managed through December 31, 2018.  Our market risk sensitive instruments are entered into for purposes other than trading and speculation.

The carrying value of our investment portfolio as of December 31, 2018 was $3.5 billion of which 88.6% was invested in Fixed Maturity securities.  The primary market risk to our investment portfolio is interest rate risk associated with investments in Fixed Maturity securities.  We do not make direct investments in commodities.

For Fixed Maturity securities, short-term liquidity needs and the potential liquidity needs of our business are key factors in managing our portfolio.  Our portfolio duration relative to our liabilities’ duration is primarily managed through investment transactions.

There were no significant changes regarding our investment portfolio in our primary market risk exposures or in how those exposures were managed for the year ended December 31, 2018.  We do not currently anticipate significant changes in our primary market risk exposures or in how those exposures are managed in future reporting periods based upon what is known or expected to be in effect in future reporting periods.

Interest Rate Risk Sensitivity Analysis

Interest rate risk is defined as the measurement of potential loss in fair values of market sensitive instruments resulting from one or more selected hypothetical changes in interest rates and credit spreads.  In our sensitivity model, a hypothetical change in interest rates is selected that is expected to reflect reasonably possible near-term changes in those rates.  “Near-term” means a period of time going forward up to one year from the date of our Consolidated Financial Statements.  Actual results may differ from the hypothetical change in interest rates assumed in this disclosure, especially since this sensitivity analysis does not reflect the results of any actions that would be taken by us to mitigate such hypothetical losses in fair value.

In this sensitivity model, we use fair values to measure our potential loss on Fixed Maturities and interest rate sensitive preferred stocks, which are classified as Equity Securities for financial reporting purposes.  The primary market risk to our market-sensitive instruments is interest rate risk.  The sensitivity analysis model uses a 50 and 100 basis points change in interest rates to measure the hypothetical change in fair value of financial instruments included in the model.  Changes in interest rates will have an immediate effect on our comprehensive income and stockholders’ equity but, with the exception of Preferred Stocks, does not have an immediate effect on our net income.  As interest rates rise, the market value of our interest rate sensitive securities will decrease.  Conversely, as interest rates fall, the market value of our interest rate sensitive securities will increase.

For interest rate sensitive securities, modified duration modeling is used to calculate changes in fair values.  Durations on interest rate sensitive securities are adjusted for call, put and interest rate reset features.  Duration on tax-exempt securities is adjusted for the fact that the prices on such securities are less sensitive to changes in interest rates compared to treasury securities.  Average duration is calculated on a market value weighted basis using holdings as of December 31, 2018.

The following table summarizes the effect that an immediate, parallel shift in the interest rate yield curve would have on our interest rate sensitive securities as of December 31, 2018 and 2017:

	Interest Rate Shift in Basis Points
amounts in thousands	-100	-50	0	+50	+100
December 31, 2018:
Total market value	$3,370,438	$3,314,753	$3,256,462	$3,196,869	$3,136,950
Market value change from base	3.5%	1.8%		(1.8%)	(3.7%)
Change in unrealized value	$113,976	$58,291	$—	$(59,593)	$(119,512)

December 31, 2017:
Total market value	$3,354,341	$3,298,279	$3,240,596	$3,181,617	$3,121,990
Market value change from base	3.5%	1.8%		(1.8%)	(3.7%)
Change in unrealized value	$113,745	$57,683	$—	$(58,979)	$(118,606)

Common Equity Price Risk

Our portfolio of Common Stocks currently valued at $166.4 million, as of December 31, 2018, which we carry on our Balance Sheet at fair value, has exposure to price risk.  This risk is defined as the potential loss in fair value resulting from adverse changes in stock prices.  Approximately 70% of our portfolio is benchmarked to the S&P 500 index and changes in that index may approximate the impact on our portfolio.

Foreign Currency Exchange Rate Risk

As a global company, we transact business in multiple currencies.  Many of our non-U.S. subsidiaries maintain assets and liabilities in local currencies and write business in currencies that differ from their functional currency. Therefore, foreign currency exchange risk is generally limited to net assets denominated in foreign currencies. Foreign currency exchange rate gains and losses are recognized in our consolidated Statements of Income when net monetary assets or liabilities are denominated in foreign currencies that differ from the functional currency of those subsidiaries. Net monetary assets or liabilities include, but are not limited to, cash and cash equivalents, premiums receivable, reinsurance recoverable and claims payable. While unrealized foreign exchange gains and losses on net monetary balances are reported in earnings, the offsetting unrealized gains and losses on available for sale securities are recorded as a separate component of stockholders' equity, to the extent that the asset currency does not match that entity's functional currency.

We manage our foreign currency exchange rate risk primarily through asset-liability matching. However, locally-required capital levels are invested in local currencies in order to satisfy regulatory requirements and to support local insurance operations and may not always be matched by related liabilities.

The principal currencies creating foreign currency exchange risk for our operations are the GBP, EUR and the CAD. The following table shows the foreign currency denominated net asset position, with elimination of intercompany balances, in USD equivalent at December 31, 2018 and 2017, and the expected dollar change in fair value that would occur if exchange rates changed 10% from exchange rates in effect at those times:

	At Years Ended December 31,
amounts in thousands	2018	2017	2018	2017
Original Currency	Value of Net Assets in USD		10% depreciation of all foreign currency exchange rates against the USD
GBP	$(29,740)	$43,117	$2,974	$(4,311)
EURO	(31,837)	(73,172)	3,184	7,317
CAD	74,410	82,639	(7,441)	(8,264)
Total (1)	$12,833	$52,584	$(1,283)	$(5,258)

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

Management’s Report on Internal Control Over Financial Reporting

(a) Management’s report on internal control over financial reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f).  Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on our evaluation under such framework, our management concluded that our internal control over financial reporting as of December 31, 2018 was effective.

On June 7, 2018 we acquired Bracht, Deckers & Mackelbert NV (“BDM”), a specialty underwriting agency, and its affiliated insurance company, Assurances Continentales – Continentale Verzekeringen NV (“ASCO”). SEC guidance permits management to omit an assessment of an acquired business’ internal control over financial reporting from management’s assessment of internal control over financial reporting for a period not to exceed one year from the date of the acquisition. Accordingly, we excluded BDM and ASCO from our assessment of the effectiveness of our disclosure controls and procedures and internal control over financial reporting as of December 31, 2018. For year ended December 31, 2018, BDM and ASCO accounted for $11.1 million of our total revenue, and as of December 31, 2018 had total assets of $157.9 million.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our Company’s independent registered public accounting firm, KPMG LLP, has audited the effectiveness of our Company’s internal control over financial reporting as of December 31, 2018, as stated in their report in item (b) below.

(b) Attestation report of the registered public accounting firm

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
The Navigators Group, Inc.:

Opinion on Internal Control Over Financial Reporting

We have audited The Navigators Group, Inc.’s and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2018 and 2017, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2018, and the related notes and financial statement schedules I to VI (collectively, the consolidated financial statements), and our report dated February 27, 2019 expressed an unqualified opinion on those consolidated financial statements.

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

/s/ KPMG LLP

New York, New York
February 27, 2019

(c) Changes in internal control over financial reporting

Other than the changes described in the paragraph below, there were no further changes during the fourth fiscal quarter in our internal control over financial reporting.  As described above, our management excluded an assessment of the internal controls over financial reporting of BDM and ASCO from its assessment of the effectiveness of our internal control over financial reporting as of December 31, 2018. The Company has begun integrating BDM and ASCO into its existing control procedures, which may lead us to modify certain internal controls in future periods.

We have continued certain transformation initiatives to automate, centralize and simplify our business processes and systems. These are long-term initiatives that we believe will enhance our internal control over financial reporting due to increased automation and integration of related processes. These initiatives have resulted in new manual compensating controls to enhance our control framework as certain systems are being upgraded to include expanded functionality. As the transformation initiative continues, we anticipate the effort will result in an increase of automated controls as certain manual control processes are replaced. We will continue to monitor and evaluate the effectiveness of our internal control over financial reporting throughout the transformation.

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated herein by reference to our definitive Proxy Statement for our 2019 Annual Meeting of Stockholders to be filed within 120 days of the end of the fiscal year ended December 31, 2018 (our “Proxy Statement”).

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

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated herein by reference to our Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated herein by reference to our Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated herein by reference to our Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated herein by reference to our Proxy Statement.

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

Exhibit No.	Description of Exhibit	Previously filed and Incorporated Herein by Reference to:
2-1	Agreement and Plan of Merger, dated as of August 22, 2018 by and among the Company, The Hartford Financial Services Group, Inc., and Renato Acquisition Co.	Form 8-K filed August 22, 2018

3-1	Restated Certificate of Incorporation	Form S-8 filed July 26, 2002 (File No. 333-97183)

3-2	Certificate of Amendment to the Restated Certificate of Incorporation	Form S-8 filed July 26, 2002 (File No. 333-97183)

3-3	Certificate of Amendment to the Restated Certificate of Incorporation	Form 10-Q for June 30, 2006

3-4	Amended and Restated By-laws of the Company	Form 8-K filed August 22, 2018 (File No. 000-15886)

4-1	Specimen of Common Stock certificate, par value $0.10 per share	Form S-8 filed June 20, 2003 (File No. 333-106317)

4-2	Second Supplemental Indenture, dated as of October 4, 2013, between the Company and The Bank of New York Mellon	Form 8-K filed October 4, 2013

10-1*	Stock Option Plan	Form S-1 (File No. 33-5667) (P)

10-2*	Non-Qualified Stock Option Plan	Form S-4 (File No. 33-75918) (P)

10-3*	2002 Stock Incentive Plan	Proxy Statement filed May 29, 2002

10-4*	Executive Performance Incentive Plan	Proxy Statement filed April 7, 2008

10-5	Form of Indemnity Agreement by the Company and the Selling Stockholders (as defined therein)	Amendment No. 2 to Form S-3 dated October 1, 2003 (File No.333-108424)

10-6*	Second Amended and Restated 2005 Stock Incentive Plan	Proxy Statement filed April 12, 2013

10-7*	Non-Qualified Deferred Compensation Plan	Form 10-Q for March 31, 2015

10-8	Guarantee, dated February 16, 2017, entered into by the Company	Form 10-K for December 31, 2016

10-9	Share Purchase Agreement, dated as of December 15, 2017, by and between the Company and Ackermans & van Haaren NV, SIPEF NV, Mr. Jozef Gielen and Kapimar Comm.V	Form 8-K filed December 18, 2017

10-10*	The Navigators Group, Inc. Amended and Restated Employee Stock Purchase Plan	Proxy Statement filed March 29, 2018

10-11*	Employment Agreement, dated August 21, 2018, by and among the Company, Navigators Management Company, Inc. and Stanley A. Galanski	Form 8-K filed August 22, 2018

10-12*	Employment Agreement, dated August 21, 2018, by and among the Company, Navigators Management Company, Inc. and Ciro M. DeFalco	Form 8-K filed August 22, 2018

10-15*	Form of President’s Award Agreement	Form 8-K filed August 22, 2018

10-16

Fourth Amended and Restated Funds at Lloyd's Letter of Credit Agreement, dated as of November 7, 2018, among the Company, the lenders party thereto, and ING Bank N.V., London Branch, individually and as Administrative Agent and Letter of Credit Agent

Form 8-K filed November 7, 2018

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

*     Management contract or compensatory plan or arrangement

**   Included herein

(P)  Paper filing only

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, our Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

The Navigators Group, Inc.
(Company)

Dated: February 27, 2019	By:	/s/ Ciro M. DeFalco
Ciro M. DeFalco
Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of our Company and in the capacities and on the dates indicated.

Name	Title	Date

/s/ ROBERT V. MENDELSOHN	Chairman	February 27, 2019
Robert V. Mendelsohn

/s/ STANLEY A. GALANSKI	President and Chief Executive Officer (Principal Executive Officer)	February 27, 2019
Stanley A. Galanski

/s/ CIRO M. DEFALCO	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 27, 2019
Ciro M. DeFalco

/s/ SAUL L. BASCH	Director	February 27, 2019
Saul L. Basch

/s/ TERENCE N. DEEKS	Director	February 27, 2019
Terence N. Deeks

/s/ MERYL D. HARTZBAND	Director	February 27, 2019
Meryl D. Hartzband

/s/ GEOFFREY E. JOHNSON	Director	February 27, 2019
Geoffrey E. Johnson

/s/ DAVID M. PLATTER	Director	February 27, 2019
David M. Platter

/s/ PATRICIA H. ROBERTS	Director	February 27, 2019
Patricia H. Roberts

/s/ JANICE C. TOMLINSON	Director	February 27, 2019
Janice C. Tomlinson

/s/ MARC M. TRACT	Director	February 27, 2019
Marc M. Tract

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

The Navigators Group, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the consolidated financial statements and the related notes and financial statement schedules I to VI (collectively, the consolidated financial statements) of The Navigators Group, Inc. and subsidiaries (the Company) as listed in the accompanying index. In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 27, 2019 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/KPMG LLP

We have served as the Company’s auditor since 1985.

New York, New York
February 27, 2019

THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
amounts in thousands, except per share amounts	2018	2017
ASSETS
Investments:
Fixed Maturities, available-for-sale, at fair value (amortized cost: 2018: $3,125,413; 2017: $3,027,408)	$3,082,923	$3,057,054
Equity Securities, at fair value (cost: 2018: $361,418; 2017: $224,159)	339,892	235,981
Other Invested Assets	48,406	30,488
Short-Term Investments, available-for-sale, at fair value (amortized cost: 2018: $10,234; 2017: $6,477)	10,233	6,480
Total Investments	$3,481,454	$3,330,003
Cash and Cash Equivalents	155,834	102,735
Restricted Cash and Cash Equivalents	66,320	56,229
Premiums Receivable	380,576	351,393
Prepaid Reinsurance Premiums	226,723	228,569
Reinsurance Recoverable on Paid Losses	118,259	72,494
Reinsurance Recoverable on Unpaid Losses and Loss Adjustment Expenses	820,189	809,765
Deferred Policy Acquisition Costs	158,080	135,249
Accrued Investment Income	22,168	19,480
Goodwill and Other Intangible Assets	27,146	6,596
Current Income Tax Receivable, Net	—	16,667
Deferred Income Tax Asset	49,893	22,271
Other Assets	96,807	73,171
Total Assets	$5,603,449	$5,224,622
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Reserves for Losses and Loss Adjustment Expenses	$2,743,973	$2,515,145
Unearned Premiums	1,102,735	987,681
Reinsurance Balances Payable	145,027	136,192
Senior Notes	264,052	263,885
Current Income Tax Payable, Net	1,594	—
Deferred Income Tax Liability	7,596	—
Accounts Payable and Other Liabilities	151,622	95,754
Total Liabilities	$4,416,599	$3,998,657
Stockholders' Equity:
Preferred Stock, ($.10 par value, authorized 1,000 shares, none issued)	$—	$—
Common Stock, ($.10 par value, authorized 50,000 shares, issued 36,805 shares for 2018 and 36,530 shares for 2017)	3,678	3,650
Additional Paid-In Capital	378,274	376,868
Treasury Stock, at cost (7,023 shares for 2018 and 2017)	(155,801)	(155,801)
Retained Earnings	1,012,220	981,380
Accumulated Other Comprehensive Income (Loss)	(51,521)	19,868
Total Stockholders' Equity	$1,186,850	$1,225,965
Total Liabilities and Stockholders' Equity	$5,603,449	$5,224,622

The accompanying Notes to Consolidated Financial Statements are an integral part of these Financial Statements.

THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,
amounts in thousands, except per share amounts	2018	2017	2016
Gross Written Premiums	$1,912,961	$1,713,265	$1,568,911
Revenues:
Net Written Premiums	$1,471,085	$1,271,330	$1,186,224
Change in Net Unearned Premiums	(107,862)	(84,910)	(85,879)
Net Earned Premiums	1,363,223	1,186,420	1,100,345
Net Investment Income	103,113	89,293	79,451
Net Realized and Unrealized Gains (Losses):
Total Other-Than-Temporary Impairment Losses	(118)	(2,002)	(227)
Portion of Loss Recognized in Other Comprehensive Income	118	(62)	77
Net Other-Than-Temporary Impairment Losses Recognized in Earnings	—	(2,064)	(150)
Net Realized Gains on Investments Sold	2,989	45,073	9,186
Net Unrealized Losses on Equity Securities	(33,337)	—	—
Total Net Realized and Unrealized Gains (Losses)	(30,348)	43,009	9,036
Other Income (Loss)	7,169	(4,243)	8,701
Total Revenues	$1,443,157	$1,314,479	$1,197,533
Expenses:
Net Losses and Loss Adjustment Expenses	$893,779	$806,265	$665,448
Commission Expenses	220,144	184,731	165,045
Other Operating Expenses	261,224	233,230	234,096
Merger Transaction Costs	3,950	—	—
Interest Expense	15,485	15,447	15,435
Total Expenses	$1,394,582	$1,239,673	$1,080,024
Income Before Income Taxes	48,575	74,806	117,509
Income Tax Expense	14,336	34,312	34,783
Net Income	$34,239	$40,494	$82,726
Net Income Per Common Share:
Basic	$1.15	$1.38	$2.85
Diluted	$1.13	$1.35	$2.75
Average Common Shares Outstanding:
Basic	29,720	29,441	29,074
Diluted	30,193	30,071	30,032

The accompanying Notes to Consolidated Financial Statements are an integral part of these Financial Statements.

THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Years Ended December 31,
amounts in thousands	2018	2017	2016
Net Income	$34,239	$40,494	$82,726
Other Comprehensive Income (Loss):
Change in Net Unrealized Gains (Losses) on Available-for-Sale Investments:
Unrealized Gains (Losses) on Investments arising during the period, net of Deferred Tax of $14,380, $(8,748) and $3,730 in 2018, 2017 and 2016, respectively	$(53,770)	$23,123	$(6,927)
Reclassification adjustment for Net Realized Gains (Losses) included in Net Income, net of Deferred Tax of $1,029, $5,335 and $(846) in 2018, 2017 and 2016, respectively	(2,835)	(14,100)	1,572
Change in Net Unrealized Gains (Losses) on Available-for-Sale Investments	$(56,605)	$9,023	$(5,355)
Change in Other-Than-Temporary Impairments
Non Credit Other-Than-Temporary Impairments arising during the period, net of Deferred Tax of $34, $(16) and $27 in 2018, 2017 and 2016, respectively	$(93)	$40	$(50)
Reclassification Adjustment for Other-Than-Temporary Impairment Credit Losses Recognized in Net Income net of Deferred Tax of $0 in 2018, 2017 and 2016, respectively	—	—	—
Change in Other-Than-Temporary Impairments	$(93)	$40	$(50)
Change in Foreign Currency Translation Gains (Losses), net of Deferred Tax of $2,069, $(2,874) and $5,017 in 2018, 2017 and 2016, respectively	$(9,567)	$1,930	$(9,324)
Change in Benefit Plans' Obligations, net of Deferred Tax of $68 in 2018	$(204)	$—	$—
Other Comprehensive Income (Loss)	$(66,469)	$10,993	$(14,729)
Comprehensive Income (Loss)	$(32,230)	$51,487	$67,997

The accompanying Notes to Consolidated Financial Statements are an integral part of these Financial Statements.

THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

			Additional				Accumulated Other	Total
	Common Stock		Paid-in	Treasury Stock		Retained	Comprehensive	Stockholders'
amounts in thousands	Shares	Amount	Capital	Shares	Amount	Earnings	Income (Loss)	Equity
Balance, December 31, 2015	35,885	$3,586	$356,036	7,023	$(155,801)	$868,723	$23,604	$1,096,148
Net Income	—	—	—	—	—	82,726	—	82,726
Dividends Declared (2)	—	—	—	—	—	(3,930)	—	(3,930)
Changes in Comprehensive Income (Loss):
Change in Net Unrealized Loss on Investments	—	—	—	—	—	—	(5,355)	(5,355)
Change in Net Non-Credit Other-Than- Temporary Impairment Losses	—	—	—	—	—	—	(50)	(50)
Change in Foreign Currency Translation Loss	—	—	—	—	—	—	(9,324)	(9,324)
Total Comprehensive Loss	—	—	—	—	—	—	(14,729)	(14,729)
Shares Issued (1)	262	26	323	—	—	—	—	349
Share-Based Compensation	—	—	17,624	—	—	—	—	17,624
Balance, December 31, 2016	36,147	$3,612	$373,983	7,023	$(155,801)	$947,519	$8,875	$1,178,188
Net Income	—	—	—	—	—	40,494	—	40,494
Dividends Declared (2)	—	—	—	—	—	(6,633)	—	(6,633)
Changes in Comprehensive Income (Loss):
Change in Net Unrealized Gain on Investments	—	—	—	—	—	—	9,023	9,023
Change in Net Non-Credit Other-Than- Temporary Impairment Losses	—	—	—	—	—	—	40	40
Change in Foreign Currency Translation Gain	—	—	—	—	—	—	1,930	1,930
Total Comprehensive Income	—	—	—	—	—	—	10,993	10,993
Shares Issued (1)	383	38	(10,944)	—	—	—	—	(10,906)
Share-Based Compensation	—	—	13,829	—	—	—	—	13,829
Balance, December 31, 2017	36,530	$3,650	$376,868	7,023	$(155,801)	$981,380	$19,868	$1,225,965
Net Income	—	—	—	—	—	34,239	—	34,239
Dividends Declared (2)	—	—	—	—	—	(8,319)	—	(8,319)
Changes in Comprehensive Income (Loss):
Change in Net Unrealized Loss on Available- For-Sale Investments	—	—	—	—	—	—	(56,605)	(56,605)
Change in Net Non-Credit Other-Than- Temporary Impairment Losses	—	—	—	—	—	—	(93)	(93)
Change in Foreign Currency Translation Loss	—	—	—	—	—	—	(9,567)	(9,567)
Change in Benefit Plans' Obligations	—	—	—	—	—	—	(204)	(204)
Total Other Comprehensive Loss	—	—	—	—	—	—	(66,469)	(66,469)
Cumulative Effect of Adoption of ASU 2016-01 at January 1st, Net of Tax	—	—	—	—	—	7,748	(7,748)	—
Cumulative Effect of Adoption of ASU 2018-02 at January 1st, Net of Tax	—	—	—	—	—	(2,828)	2,828	—
Shares Issued (1)	275	28	(5,380)	—	—	—	—	(5,352)
Share-Based Compensation	—	—	6,786	—	—	—	—	6,786
Balance, December 31, 2018	36,805	$3,678	$378,274	7,023	$(155,801)	$1,012,220	$(51,521)	$1,186,850

(1)	Includes shares issued under the Second Amended and Restated 2005 Stock Incentive Plan, to directors and the Employees Stock Purchase Plan.
(2)	Dividends Declared were $0.28 per share, $0.225 per share and $0.135 per share for the years ended December 31, 2018, 2017 and 2016, respectively.

The accompanying Notes to Consolidated Financial Statements are an integral part of these Financial Statements.

THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
amounts in thousands	2018	2017	2016
Operating Activities:
Net Income	$34,239	$40,494	$82,726
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation & Amortization	3,675	3,645	5,429
Amortization of Finite-Lived Intangible Assets	657	—	—
Share-Based Compensation	6,786	13,829	17,624
Deferred Income Taxes	(14,366)	(8,879)	(5,755)
Total Net Realized and Unrealized (Gains) Losses	30,348	(43,009)	(9,036)
Changes in Assets And Liabilities:
Reinsurance Recoverable on Paid and Unpaid Losses and Loss Adjustment Expenses	(39,224)	(20,399)	(2,835)
Reserves for Losses and Loss Adjustment Expenses	198,818	225,132	87,083
Prepaid Reinsurance Premiums	4,346	(15,168)	19,211
Unearned Premiums	104,781	100,160	66,668
Premiums Receivable	(31,308)	(45,035)	(30,070)
Deferred Policy Acquisition Costs	(22,969)	(15,552)	(27,677)
Accrued Investment Income	(2,712)	(2,139)	(1,314)
Reinsurance Balances Payable	8,875	27,362	1,568
Current Income Tax Receivable/Payable, Net	17,674	3,966	(1,988)
Other	42,718	936	27,791
Net Cash Provided by Operating Activities	$342,338	$265,343	$229,425
Investing Activities:
Fixed Maturities
Redemptions and Maturities	$418,367	$373,380	$275,706
Sales	358,309	225,962	446,666
Purchases	(887,996)	(1,008,537)	(962,419)
Equity Securities
Sales	34,617	207,838	54,798
Purchases	(126,746)	(62,887)	(92,329)
Net Sales and Purchases of Other Invested Assets	(19,097)	(933)	(7,519)
Net Sales, Maturities and Purchases of Short-Term Investments	(4,179)	2,487	88,349
Net Change in Unsettled Security Transactions	(2,194)	2,135	(1,517)
Purchase of Subsidiaries, Net of Acquired Cash	(22,383)	—	—
Net Purchase of Property and Equipment	(8,845)	(3,474)	(3,918)
Net Cash Used in Investing Activities	$(260,147)	$(264,029)	$(202,183)
Financing Activities:
Proceeds from Employee Stock Purchase Plan	2,008	2,076	1,840
Payment of Employee Tax Withholding on Stock Compensation	(8,456)	(13,887)	(5,198)
Dividends Paid	(8,319)	(6,633)	(3,930)
Net Cash Used in Financing Activities	$(14,767)	$(18,444)	$(7,288)
Effect of Exchange Rate on Unrestricted and Restricted Cash and Cash Equivalents	(4,234)	3,248	(15,963)
Change in Unrestricted and Restricted Cash and Cash Equivalents	$63,190	$(13,882)	$3,991
Unrestricted and Restricted Cash and Cash Equivalents at Beginning of Year	158,964	172,846	168,855
Unrestricted and Restricted Cash and Cash Equivalents at End of Period	$222,154	$158,964	$172,846
Supplemental Information:
Income Taxes Paid, Net	$21,422	$39,689	$34,830
Interest Paid	$15,238	$15,238	$15,238
Issuance of Stock to Directors	$783	$578	$633

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

On June 7, 2018, we acquired 100% ownership interest in Bracht, Deckers & Mackelbert NV, an insurance underwriting agency organized under the laws of Belgium (“BDM”) and Assurances Continentales – Continentale Verzekeringen NV, an insurance company licensed under the laws of Belgium (“ASCO”). The acquisition was accounted for in accordance with Accounting Standards Codification (“ASC”) 805, “Business Combinations.” Refer to Note 2 Merger and Business Combinations and Note 6 Goodwill and Intangible Assets for further information regarding the acquisition.

On August 22, 2018, our Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with The Hartford Financial Services Group, Inc. (“The Hartford”). The Merger Agreement provides that, subject to the terms and conditions set forth therein, our Company will merge with an existing subsidiary of The Hartford, with our Company surviving as a wholly owned subsidiary of The Hartford (the “Merger”). Refer to Note 2 Merger and Business Combinations for further information.

Immaterial Error Corrections

Cash and overseas deposits that were misclassified within Short-Term Investments were reclassified representing an immaterial correction. Cash of $20.5 million as of December 31, 2017 was reclassified from Short-Term Investments to Cash and Cash Equivalents. Overseas deposits of $28.8 million as of December 31, 2017 were reclassified from Short-Term Investments to Other Invested Assets. The reclassification of cash within Short-Term Investments to Cash and Cash Equivalents impacted the Statement of Cash Flows for the years ended December 31, 2017 and 2016 by increasing Net Cash Used in Investing Activities by $1.9 million and decreasing Net Cash Used in Investing Activities by $6.0 million, respectively.

During the year ended December 31, 2018, a full review of foreign taxes paid and refunds received was performed resulting in an increase in our Income Tax Expense of $7.0 million, inclusive of interest. Refer to Note 11 Income Taxes for further information. Of this adjustment, $5.4 million relates to a correction of prior years. It was found that foreign tax credits were overstated, due to refunds received and issues in data accumulation.

Additionally, during the year ended December 31, 2018, various adjustments increasing Net Income by $5.1 million were recorded relating to items dating back as far as 2005. These various adjustments were identified as part of a finance transformation initiative and were not material, individually or in the aggregate in the current year or any prior year.

In total all adjustments resulted in a combined impact to Net Income for the year ended December 31, 2018 of $0.3 million. The controls related to the adjustments were also evaluated and none were deemed to represent a material weakness in our internal control over financial reporting.

Significant Accounting Policies

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

Specifically, for structured Fixed Maturities, our Company analyzes projections provided by our investment managers with respect to an expected principal loss under a range of scenarios and utilizes the most likely outcomes. The analysis relies on actual collateral performance measures such as default rate, prepayment rate and loss severity. These assumptions are applied throughout the remaining term of the deal, incorporating the transaction structure and priority of payments, to generate loss adjusted cash flows. Results of the analysis will indicate whether the security is expected ultimately to incur a loss or whether there is a material impact on yield due to either a projected loss or a change in cash flow timing. A break-even default rate is also calculated. A comparison of the break-even default rate to the actual default rate provides an indication of the level of cushion or coverage to the first dollar principal loss. For securities in which a tranche loss is present and the net present value of loss adjusted cash flows is less than book value, credit impairment is recognized in earnings. The output data also includes a number of additional metrics such as average life remaining, original and current credit support, over 60 day delinquency and security rating. The significant inputs used to measure the amount of credit loss recognized in earnings are actual delinquency rates, default probability, severity and prepayment assumptions. Projected losses are a function of both loss severity and probability of default, which differ based on property type, vintage and the stress of the collateral.

Foreign Currency Remeasurement and Translation

The functional currency of each of our operations is generally the currency of the local operating environment, except for our Lloyd’s business which is United States Dollar (“USD”). Transactions in currencies other than an operation’s functional currency are remeasured into the functional currency and the resulting foreign exchange gains and losses are reflected in Other Income (Loss) in the Consolidated Statements of Income, with the exception of those related to foreign-denominated available-for-sale investments and equity securities. For the available-for-sale investments, exchange rate fluctuations represent an unrealized appreciation/depreciation in the value of the securities and are included in the related component of AOCI. For the equity securities, exchange rate fluctuations are included in the related component of Total Net Realized and Unrealized Gains (Losses).

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

Earnings per Share

Basic earnings per share (“EPS”) is computed by dividing Net income by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the basic EPS adjusted for the potential dilution that would occur if all stock grants were fully vested.

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

Goodwill and Other Intangible Assets

Goodwill represents the excess of the cost of acquiring a business enterprise over the fair value of the net assets acquired. Our Company’s recorded indefinite lived intangible assets represent acquired stamp capacity in the Syndicate and ASCO’s European insurance licenses. Our Company’s recorded definite lived intangible assets represent customer relationships, the value of business acquired (“VOBA”), broker networks, and a trade name.

Goodwill and indefinite lived intangible assets are reported at carrying value and are tested for impairment at least annually, and when permitted by the applicable accounting guidance, qualitative factors are assessed to determine whether it is necessary to calculate an asset’s fair value when testing an asset with an indefinite life for impairment. Goodwill and indefinite lived intangible assets are considered impaired if the estimated fair value is less than its carrying value and any impairment loss is measured as the difference between the implied fair value and the carrying value. Finite-lived intangibles are amortized over the estimated useful life of the asset and are reviewed for impairment when indicators of impairment are present. Our Company did not recognize an impairment of goodwill or intangible assets for any of the years ended December 31, 2018, 2017 and 2016.

As of December 31, 2018, the carrying value of goodwill and intangible assets was $27.1 million, which is $20.5 million more than the carrying value of $6.6 million as of December 31, 2017. Changes in the carrying value of the goodwill and intangible assets were due to the acquisition of BDM and ASCO, as well as fluctuations in currency exchange rates.

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

On December 22, 2017, the Tax Cuts and Jobs Act (the “Tax Act”) was enacted into law and the new legislation contains several key tax provisions that affected us, including a one-time mandatory Deemed Repatriation Transition Tax (the “Transition Tax”) on accumulated foreign earnings and a reduction of the corporate income tax rate to 21% effective January 1, 2018, among others. We were required to recognize the effect of the tax law changes in the period of enactment, such as determining the Transition Tax, re-measuring our U.S. deferred tax assets and liabilities as well as reassessing the net realizability of our deferred tax assets and liabilities. In December 2017, the SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”), Income Tax Accounting Implications of the Tax Act, which allowed us to record provisional amounts during a measurement period not to extend beyond one year of the enactment date. During the fourth quarter of 2017, we made a reasonable estimate of the effects on our deferred tax balances and recognized provisional tax amounts of $2.6 million related to the Transition Tax. As of December 31, 2018, we have finalized the calculation of the Transition Tax which resulted in a decrease in the provisional amount of $1.3 million. Additionally, a tax benefit of $0.5 million related to the remeasurement of net deferred tax assets was recognized in the fourth quarter of 2018. Both of these amounts have been reflected as a discrete item in our Effective Tax Rate calculation. Additional information can be found in Note 11 Income Taxes.

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

Effective January 1, 2018, our Company adopted ASU 2016-18, “Statement of Cash Flows (Topic 230) – Restricted Cash” which addresses diversity in practice in the classification and presentation of changes in restricted cash on the statement of cash flows. This guidance requires a statement of cash flows to explain the change during the period in the total of cash, cash equivalents, restricted cash and restricted cash equivalents. Transfers between cash and cash equivalents and restricted cash and restricted cash equivalents will no longer be presented on the statement of cash flows. To assist in meeting the requirements of this guidance to provide a reconciliation from the Statement of Cash Flows to the Balance Sheet, upon adoption of this guidance our Company added new accounts titled “Cash and Cash Equivalents” and “Restricted Cash and Cash Equivalents” and reclassified amounts previously held in Short-Term Investments to these accounts for all periods presented. This resulted in the reclassification of $71.3 million of restricted and unrestricted cash and cash equivalent balances as of December 31, 2017. This guidance was adopted on a retrospective basis. Prior to the adoption of this guidance, restricted and unrestricted cash and cash equivalent balances included in the Short-Term Investments account had been presented as a cash flow provided by (used in) investing activities. Consequently, the Statement of Cash

Flows for the years ended December 31, 2017 and 2016 include a revision to increase “Net Cash Used in Investing Activities” by $14.4 million and a revision to decrease “Net Cash Used in Investing Activities” by $3.3 million, respectively.

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

Recently Issued Accounting Standards Not Yet Adopted

Leases

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)” which provides a new comprehensive model for lease accounting. Topic 842 was subsequently amended by ASU 2018-10, Codification Improvements to Topic 842, Leases and ASU 2018-11, Targeted Improvements. The new standard requires a lessee to recognize a liability to make lease payments (the lease liability) and a right-of-use (“ROU”) asset representing its right to use the underlying asset for the lease term. Leases will be classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the income statement.

The new standard is effective for us on January 1, 2019, with early adoption permitted.  A modified retrospective transition approach is required, applying the new standard to all leases existing at the date of initial application. An entity may choose to use either (1) its effective date or (2) the beginning of the earliest comparative period presented in the financial statements as its date of initial application. We expect to adopt the new standard on January 1, 2019 and use the effective date as our date of initial application. Consequently, financial information will not be updated and the disclosures required under the new standard will not be provided for dates and periods before January 1, 2019.

The new standard provides a number of optional practical expedients in transition. We expect to elect the ‘package of practical expedients’, which permits us not to reassess under the new standard our prior conclusions about lease identification, lease classification and initial direct costs. We do not expect to elect the use-of-hindsight or the practical expedient pertaining to land easements; the latter not being applicable to us. The new standard also provides practical expedients for an entity’s ongoing accounting. We currently do not have any leases with a term shorter than 12 months. We also currently expect to elect the practical expedient to not separate lease and non-lease components for certain classes of leases.

Adoption of this guidance will impact our Company’s consolidated balance sheet, but is not expected to have a material impact on our Company’s results of operations, financial condition and liquidity.  While we continue to assess all of the effects of adoption, we currently believe the most significant effects relate to (1) the recognition of new ROU assets and lease liabilities on our balance sheet for our office and equipment operating leases; (2) the derecognition of the deferred rent liability on our balance sheet; and (3) providing significant new disclosures about our leasing activities. We do not expect a significant change in our leasing activities between now and adoption

On adoption, we currently expect to recognize additional operating liabilities ranging from $45.0 million to $55.0 million with corresponding ROU assets ranging from $35.0 million to $45.0 million, with the difference between the lease liability and ROU asset being the derecognition of existing deferred rent liabilities and policy changes due to the adoption of the guidance.

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

NOTE 2. MERGER AND BUSINESS COMBINATIONS

The Hartford

On August 22, 2018, our Company entered into the Merger Agreement with The Hartford, where subject to the terms and conditions set forth therein, our Company will merge with an existing subsidiary of The Hartford, with our Company surviving as a wholly owned subsidiary of The Hartford. Pursuant to the Merger Agreement, at the effective time of the Merger, holders of the Company’s common shares will be entitled to receive consideration of $70.00 in cash per common share (the “Merger Consideration”). At a special meeting of stockholders of the Company held on November 16, 2018, the Company’s stockholders approved by the requisite vote a proposal to adopt the Merger Agreement. The Merger is expected to close in the first half of 2019, but remains subject to the receipt of regulatory approvals and other customary closing conditions.

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

Our Company paid a purchase price of EUR 35.0 million in cash at the acquisition date (which was approximately $40.5 million based on the exchange rate as of the acquisition date). Additionally, our Company will be reimbursed up to EUR 5.0 million (which was approximately $5.8 million based on the exchange rate as of the acquisition date) in the event of adverse development of claims incurred prior to December 31, 2016 as measured on December 31, 2019. This reimbursement was valued at $nil as of the acquisition date and December 31, 2018.

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

•	Fair Value of Property – To adjust the carrying value of real estate property to reflect fair value.
•	Fair Value of Software – To establish the fair value of internal use software systems.
•	Deferred Income Tax – To reflect the deferred tax impact on the fair value adjustments.
•	Goodwill – To establish the value of goodwill related to the Acquisition.

As part of our business combination accounting within the measurement period, the Company recorded an adjustment to the fair value of the customer relationships intangible asset. As a result, the Fair Value of Identifiable Intangible Assets decreased by $1.4 million and Goodwill increased by $1.4 million from the amounts initially recorded at June 30, 2018. Refer to Note 6 Goodwill and Intangible Assets for further information.

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

Since the acquisition date, total NICE Group Revenues and Net Income (Loss) of $11.1 million and $(0.3) million, respectively, have been included in our Company’s Consolidated Statements of Income.

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

We evaluate our written premiums on a gross, ceded, and net basis. Additionally, we evaluate the retention ratio related to our written premiums, which represents the amount of written premium retained by the Company after ceding to reinsurers and is derived by dividing Net Written Premiums by Gross Written Premiums.

The performance of our investment portfolios, our liquidity and capital resource needs, our foreign currency exposure and our tax planning strategies are evaluated on a consolidated basis within our Corporate segment. We do not allocate our assets by underwriting segment as we evaluate the underwriting results of these segments separately from the results of our investments portfolio.

The following tables set forth the financial data by segment for the years ended December 31, 2018, 2017 and 2016:

	Year Ended December 31, 2018
	U.S.	Int'l
amounts in thousands	Insurance	Insurance	GlobalRe	Corporate (1)	Total
Gross written premiums	$1,083,116	$530,710	$299,135	$—	$1,912,961
Ceded written premiums	(283,025)	(147,402)	(11,449)	—	(441,876)
Net written premiums	800,091	383,308	287,686	—	1,471,085
Retention Ratio	73.9%	72.2%	96.2%	—	76.9%

Net Earned Premiums	$737,646	$380,503	$245,074	$—	$1,363,223
Net Losses and LAE	(485,960)	(252,268)	(155,551)	—	(893,779)
Commission Expenses	(85,127)	(80,526)	(55,056)	565	(220,144)
Other Operating Expenses	(142,333)	(93,882)	(25,009)	—	(261,224)
Other Underwriting Income (Expense)	354	2,206	316	(565)	2,311
Underwriting Profit (Loss)	$24,580	$(43,967)	$9,774	$—	$(9,613)
Net Investment Income				103,113	103,113
Total Net Realized and Unrealized Losses				(30,348)	(30,348)
Interest Expense				(15,485)	(15,485)
Other Income				4,858	4,858
Merger Transaction Costs				(3,950)	(3,950)
Income (Loss) Before Income Taxes	$24,580	$(43,967)	$9,774	$58,188	$48,575
Income Tax Expense				(14,336)	(14,336)
Net Income					$34,239
Losses and LAE ratio	65.9%	66.3%	63.5%		65.6%
Commission Expense Ratio	11.5%	21.2%	22.5%		16.1%
Other Operating Expense Ratio (2)	19.3%	24.1%	10.0%		19.0%
Combined Ratio	96.7%	111.6%	96.0%		100.7%

(1) - Includes Corporate segment intercompany eliminations.

(2) - Includes Other Operating Expenses and Other Underwriting Income.

	Year Ended December 31, 2017
	U.S.	Int'l
amounts in thousands	Insurance	Insurance	GlobalRe	Corporate (1)	Total
Gross written premiums	$988,293	$501,130	$223,842	$—	$1,713,265
Ceded written premiums	(266,993)	(165,278)	(9,664)	—	(441,935)
Net written premiums	721,300	335,852	214,178	—	1,271,330
Retention Ratio	73.0%	67.0%	95.7%	—	74.2%

Net Earned Premiums	$674,665	$333,792	$177,963	$—	$1,186,420
Net Losses and LAE	(443,353)	(229,601)	(133,311)	—	(806,265)
Commission Expenses	(77,729)	(68,824)	(39,136)	958	(184,731)
Other Operating Expenses	(128,905)	(83,464)	(20,861)	—	(233,230)
Other Underwriting Income (Expense)	461	—	565	(958)	68
Underwriting Profit (Loss)	$25,139	$(48,097)	$(14,780)	$—	$(37,738)
Net Investment Income				89,293	89,293
Total Net Realized and Unrealized Gains				43,009	43,009
Interest Expense				(15,447)	(15,447)
Other Loss				(4,311)	(4,311)
Income (Loss) Before Income Taxes	$25,139	$(48,097)	$(14,780)	$112,544	$74,806
Income Tax Expense				(34,312)	(34,312)
Net Income					$40,494
Losses and LAE ratio	65.7%	68.8%	74.9%		68.0%
Commission Expense Ratio	11.5%	20.6%	22.0%		15.6%
Other Operating Expense Ratio (2)	19.1%	25.0%	11.4%		19.6%
Combined Ratio	96.3%	114.4%	108.3%		103.2%

(1) - Includes Corporate segment intercompany eliminations.

(2) - Includes Other Operating Expenses and Other Underwriting Income.

	Year Ended December 31, 2016
	U.S.	Int'l
amounts in thousands	Insurance	Insurance	GlobalRe	Corporate (1)	Total
Gross written premiums	$919,395	$484,471	$165,045	$—	$1,568,911
Ceded written premiums	(235,827)	(138,504)	(8,356)	—	(382,687)
Net written premiums	683,568	345,967	156,689	—	1,186,224
Retention Ratio	74.3%	71.4%	94.9%	—	75.6%

Net Earned Premiums	$629,308	$307,416	$163,621	$—	$1,100,345
Net Losses and LAE	(397,860)	(178,284)	(89,304)	—	(665,448)
Commission Expenses	(70,812)	(61,703)	(34,008)	1,478	(165,045)
Other Operating Expenses	(128,108)	(86,395)	(19,593)	—	(234,096)
Other Underwriting Income (Expense)	1,092	—	522	(1,478)	136
Underwriting Profit (Loss)	$33,620	$(18,966)	$21,238	$—	$35,892
Net Investment Income				79,451	79,451
Total Net Realized and Unrealized Gains				9,036	9,036
Interest Expense				(15,435)	(15,435)
Other Income				8,565	8,565
Income (Loss) Before Income Taxes	$33,620	$(18,966)	$21,238	$81,617	$117,509
Income Tax Expense				(34,783)	(34,783)
Net Income					$82,726
Losses and LAE ratio	63.2%	58.0%	54.6%		60.5%
Commission Expense Ratio	11.3%	20.1%	20.8%		15.0%
Other Operating Expense Ratio (2)	20.2%	28.1%	11.6%		21.2%
Combined Ratio	94.7%	106.2%	87.0%		96.7%

(1) - Includes Corporate segment intercompany eliminations.

(2) - Includes Other Operating Expenses and Other Underwriting Income.

The following tables provide additional financial data by operating segment for the years ended December 31, 2018, 2017 and 2016:

	Year Ended December 31, 2018
amounts in thousands	Gross written premiums	Ceded written premiums	Net written premiums	Net earned premiums
U.S. Insurance
Marine	$148,485	$(64,097)	$84,388	$84,774
P&C	803,759	(199,307)	604,452	549,136
Professional Liability	130,872	(19,621)	111,251	103,736
Total	$1,083,116	$(283,025)	$800,091	$737,646
Int'l Insurance
Marine	$181,053	$(44,356)	$136,697	$151,296
P&C	171,502	(64,176)	107,326	105,144
Professional Liability	178,155	(38,870)	139,285	124,063
Total	$530,710	$(147,402)	$383,308	$380,503
GlobalRe	$299,135	$(11,449)	$287,686	$245,074
Total	$1,912,961	$(441,876)	$1,471,085	$1,363,223

	Year Ended December 31, 2017
amounts in thousands	Gross written premiums	Ceded written premiums	Net written premiums	Net earned premiums
U.S. Insurance
Marine	$156,171	$(72,431)	$83,740	$86,605
P&C	713,539	(173,501)	540,038	495,260
Professional Liability	118,583	(21,061)	97,522	92,800
Total	$988,293	$(266,993)	$721,300	$674,665
Int'l Insurance
Marine	$198,241	$(42,018)	$156,223	$152,396
P&C	159,123	(85,298)	73,825	88,517
Professional Liability	143,766	(37,962)	105,804	92,879
Total	$501,130	$(165,278)	$335,852	$333,792
GlobalRe	$223,842	$(9,664)	$214,178	$177,963
Total	$1,713,265	$(441,935)	$1,271,330	$1,186,420

	Year Ended December 31, 2016
amounts in thousands	Gross written premiums	Ceded written premiums	Net written premiums	Net earned premiums
U.S. Insurance
Marine	$169,405	$(70,858)	$98,547	$100,132
P&C	631,562	(135,888)	495,674	453,673
Professional Liability	118,428	(29,081)	89,347	75,503
Total	$919,395	$(235,827)	$683,568	$629,308
Int'l Insurance
Marine	$183,228	$(40,092)	$143,136	$141,593
P&C	181,094	(69,606)	111,488	89,455
Professional Liability	120,149	(28,806)	91,343	76,368
Total	$484,471	$(138,504)	$345,967	$307,416
GlobalRe	$165,045	$(8,356)	$156,689	$163,621
Total	$1,568,911	$(382,687)	$1,186,224	$1,100,345

The following is a summary of our Company's Gross Written Premiums allocated based on the location of the insured's head office:

	Years Ended December 31,
amounts in thousands	2018	2017	2016
United States	$1,373,346	$1,203,695	$1,101,337
Worldwide (Excluding the United States)	539,615	509,570	467,574
Total	$1,912,961	$1,713,265	$1,568,911

Our Company distributes our insurance products through international, national, regional and retail insurance brokers. For the year ended December 31, 2018, business produced within our U.S. Insurance, Int’l Insurance and GlobalRe reporting segments through the broker Marsh & McLennan Companies Inc. represented just over 10% of consolidated gross premiums written.

The assets of our Company are reviewed in total by management for purposes of decision making.

NOTE 4.  INVESTMENTS

The following tables set forth our Company’s available-for-sale investments and Equity Securities as of December 31, 2018 and 2017 and include OTTI securities recognized within AOCI:

	December 31, 2018
		Gross	Gross
		Unrealized	Unrealized	Amortized
amounts in thousands	Fair Value	Gains	Losses	Cost
Fixed Maturities:
U.S. Treasury Bonds, Agency Bonds and Foreign Government Bonds	$239,776	$901	$(3,957)	$242,832
States, Municipalities and Political Subdivisions	646,551	10,734	(3,448)	639,265
Mortgage-Backed and Asset-Backed Securities:
Agency Residential Mortgage-Backed Securities	335,542	843	(13,118)	347,817
Residential Mortgage Obligations	138,373	604	(530)	138,299
Asset-Backed Securities	531,991	1,018	(8,040)	539,013
Commercial Mortgage-Backed Securities	188,201	858	(2,816)	190,159
Subtotal	$1,194,107	$3,323	$(24,504)	$1,215,288
Corporate Exposures (1)	1,002,489	3,101	(28,640)	1,028,028
Total Fixed Maturities	$3,082,923	$18,059	$(60,549)	$3,125,413
Short-Term Investments	10,233	—	(1)	10,234
Total Available-For-Sale Investments	$3,093,156	$18,059	$(60,550)	$3,135,647

(1) - Corporate Exposures consist of investments in corporate bonds, hybrid bonds and redeemable preferred stocks.

	As of December 31, 2018
		Gross	Gross
	Fair	Unrealized	Unrealized
amounts in thousands	Value	Gains	(Losses)	Cost
Equity Securities:
Common Stocks	$166,353	$4,738	$(15,984)	$177,599
Preferred Stocks	173,539	511	(10,791)	183,819
Total Equity Securities	$339,892	$5,249	$(26,775)	$361,418

	December 31, 2017
		Gross	Gross
		Unrealized	Unrealized	Amortized
amounts in thousands	Fair Value	Gains	Losses	Cost
Fixed Maturities:
U.S. Treasury Bonds, Agency Bonds and Foreign Government Bonds	$393,563	$2,081	$(2,014)	$393,496
States, Municipalities and Political Subdivisions	814,632	20,136	(1,423)	795,919
Mortgage-Backed and Asset-Backed Securities:
Agency Residential Mortgage-Backed Securities	407,619	2,352	(5,414)	410,681
Residential Mortgage Obligations	54,104	606	(79)	53,577
Asset-Backed Securities	328,753	2,138	(663)	327,278
Commercial Mortgage-Backed Securities	160,904	2,354	(1,182)	159,732
Subtotal	$951,380	$7,450	$(7,338)	$951,268
Corporate Exposures (1)	897,479	14,491	(3,737)	886,725
Total Fixed Maturities	$3,057,054	$44,158	$(14,512)	$3,027,408
Equity Securities:
Common Stocks	$52,439	$7,423	$(112)	$45,128
Preferred Stocks	183,542	6,071	(1,560)	179,031
Total Equity Securities	$235,981	$13,494	$(1,672)	$224,159
Short-Term Investments (2)	6,480	3	—	6,477
Total Available-For-Sale Investments	$3,299,515	$57,655	$(16,184)	$3,258,044

(1) - Corporate Exposures consist of investments in corporate bonds, hybrid bonds and redeemable preferred stocks.

(2) - Cash and overseas deposits that were misclassified within Short-Term Investments prior to 2018 were reclassified, representing an immaterial correction. Refer to Note 1 Organization & Summary of Significant Accounting Policies for further information.

Our Company made strategic investments in certain companies which are reported as Other Invested Assets on the Consolidated Balance Sheet and accounted for using the equity method.  In applying the equity method, these investments are initially recorded at cost and are subsequently adjusted based on our Company’s proportionate share of the net income or loss of the companies. Our initial purchase price of $2.0 million had a current carrying value of $1.9 million and $1.7 million at December 31, 2018 and 2017, respectively.

Other Invested Assets also includes overseas deposits with a fair value of $46.5 million at December 31, 2018 and $28.8 million at December 31, 2017.  The overseas deposits consist of investments in private funds which are managed centrally by The Corporation of Lloyd’s in support of all Lloyd’s market participants. The funds consist of fixed income securities, bank deposits, and cash invested in local markets which are intended to fulfill regulatory deposit requirements in worldwide jurisdictions. Our Company’s ability to withdraw from the funds is restricted by an annual and quarterly funding and release process managed by Lloyd’s in conjunction with Syndicate 1221’s capital requirements in various jurisdictions.

As of December 31, 2018 and 2017, our Company did not have a concentration of greater than 5% of invested assets in a single non-U.S. government-backed issuer.

As of December 31, 2018 and 2017, Fixed Maturities for which non-credit OTTI was previously recognized and included in AOCI are now in a net unrealized net gains position of $0.3 million and $0.5 million, respectively.

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

The contractual maturity dates for Fixed Maturities categorized by the number of years until maturity as of December 31, 2018 are shown in the following table:

	December 31, 2018
		Amortized
amounts in thousands	Fair Value	Cost
Due in One Year or Less	$183,390	$184,761
Due after One Year Through Five Years	793,254	801,841
Due After Five Years Through Ten Years	370,056	368,933
Due After Ten Years	542,116	554,592
Mortgage-Backed and Asset-Backed Securities	1,194,107	1,215,286
Total	$3,082,923	$3,125,413

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

The following tables summarize all securities available-for-sale in a gross unrealized loss position as of December 31, 2018 and 2017, showing the aggregate fair value and gross unrealized loss by the length of time those securities have continuously been in a gross unrealized loss position:

	December 31, 2018
	Less than 12 months		Greater than 12 months		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
amounts in thousands	Value	(Losses)	Value	(Losses)	Value	(Losses)
Fixed Maturities:
U.S. Treasury Bonds, Agency Bonds and Foreign Government Bonds	$101,395	$(2,486)	$112,195	$(1,471)	$213,590	$(3,957)
States, Municipalities and Political Subdivisions	123,479	(1,274)	105,405	(2,174)	228,884	(3,448)
Mortgage-Backed and Asset-Backed Securities:
Agency Residential Mortgage-Backed Securities	34,819	(814)	270,997	(12,304)	305,816	(13,118)
Residential Mortgage Obligations	70,965	(249)	10,110	(281)	81,075	(530)
Asset-Backed Securities	345,437	(6,950)	77,362	(1,090)	422,799	(8,040)
Commercial Mortgage-Backed Securities	58,877	(282)	41,477	(2,534)	100,354	(2,816)
Subtotal	$510,098	$(8,295)	$399,946	$(16,209)	$910,044	$(24,504)
Corporate Exposures (1)	481,057	(15,456)	300,113	(13,184)	781,170	(28,640)
Total Fixed Maturities	$1,216,029	$(27,511)	$917,659	$(33,038)	$2,133,688	$(60,549)

(1) - Corporate Exposures consist of investments in corporate bonds, hybrid bonds and redeemable preferred stocks.

	December 31, 2017
	Less than 12 months		Greater than 12 months		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
amounts in thousands	Value	(Losses)	Value	(Losses)	Value	(Losses)
Fixed Maturities:
U.S. Treasury Bonds, Agency Bonds and Foreign Government Bonds	$273,672	$(1,502)	$54,484	$(512)	$328,156	$(2,014)
States, Municipalities and Political Subdivisions	74,097	(503)	45,085	(920)	119,182	(1,423)
Mortgage-Backed and Asset-Backed Securities:
Agency Residential Mortgage-Backed Securities	87,496	(346)	236,745	(5,068)	324,241	(5,414)
Residential Mortgage Obligations	12,418	(62)	546	(17)	12,964	(79)
Asset-Backed Securities	85,877	(468)	24,733	(195)	110,610	(663)
Commercial Mortgage-Backed Securities	20,482	(95)	22,903	(1,087)	43,385	(1,182)
Subtotal	$206,273	$(971)	$284,927	$(6,367)	$491,200	$(7,338)
Corporate Exposures (1)	295,433	(1,690)	121,410	(2,047)	416,843	(3,737)
Total Fixed Maturities	$849,475	$(4,666)	$505,906	$(9,846)	$1,355,381	$(14,512)
Equity Securities:
Common Stocks	$11,245	$(81)	$1,770	$(31)	$13,015	$(112)
Preferred Stocks	50,861	(1,524)	662	(36)	51,523	(1,560)
Total Equity Securities	$62,106	$(1,605)	$2,432	$(67)	$64,538	$(1,672)
Total Fixed Maturities and Equity Securities	$911,581	$(6,271)	$508,338	$(9,913)	$1,419,919	$(16,184)

(1) - Corporate Exposures consist of investments in corporate bonds, hybrid bonds and redeemable preferred stocks.

Our Company analyzes impaired securities quarterly to determine if any impairments are other-than-temporary. The above securities with unrealized losses have been determined to be temporarily impaired based on our evaluation.

At December 31, 2018, there were 808 Fixed Maturities in an unrealized loss position. In the above table, the gross unrealized loss for the greater than 12 months category consists primarily of Agency Residential Mortgage-Backed Securities and Hybrid bonds and Redeemable Preferred stocks, which are reported in Corporate Exposures, and is mostly due to an increase in interest rates and spread widening.  The gross unrealized loss for the less than 12 months category consists primarily of Hybrid bonds and Redeemable Preferred stocks, which are reported in Corporate Exposures, and Asset Backed Securities mainly due to spread widening. At December 31, 2017, there were 454 Fixed Maturities and 22 Equity Securities in an unrealized loss position. In the above table, the gross unrealized loss for the greater than 12 months category consists primarily of Agency Residential Mortgage-backed Securities and Corporate Exposures and is mostly due to an increase in interest rates at the time of purchase.   The gross unrealized loss for the less than 12 months category consists primarily of Corporate Bonds and Preferred Stocks, which are reported in Equity Securities, due to an increase in interest rates since time of purchase, as well as Foreign Government Bonds due to an unfavorable exchange rate movement in our Canadian portfolio.

As of December 31, 2018 and 2017, the largest unrealized loss by a non-government backed issuer in the investment portfolio was $3.7 million and $0.7 million, respectively.

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

Upon adoption of ASU 2016-01 as of January 1, 2018, changes in the fair value of Equity Securities are recognized through Net Income.  Our Company had no credit related OTTI losses during the year ended December 31, 2018. Our Company had four credit related OTTI losses totaling $2.1 million during the year ended December 31, 2017 from our Equity Securities portfolio. Our Company had one credit related OTTI loss totaling $0.2 million from our Fixed Maturities portfolio during the year ended December 31, 2016.

The following table summarizes the cumulative amounts related to our Company’s credit loss portion of the OTTI losses on Fixed Maturities for the years ended December 31, 2018, 2017 and 2016.

	Years Ended December 31,
amounts in thousands	2018	2017	2016
Beginning Balance	$2,361	$2,361	$2,361
Additions for Credit Loss Impairments recognized in the current period on securities not previously impaired	—	—	150
Additions for Credit Loss Impairments recognized in the current period on securities previously impaired	—	—	—
Reductions for Credit Loss Impairments previously recognized on securities sold during the period	(17)	—	(150)
Ending Balance	$2,344	$2,361	$2,361

Our Company’s Net Investment Income was derived from the following sources:

	Years Ended December 31,
amounts in thousands	2018	2017	2016
Fixed Maturities	$90,101	$76,784	$67,772
Equity Securities	13,807	15,108	14,271
Short-Term Investments, Cash and Cash Equivalents (1)	1,676	428	317
Other Invested Assets (1)	666	636	410
Total Investment Income	$106,250	$92,956	$82,770
Investment Expenses	(3,137)	(3,663)	(3,319)
Net Investment Income	$103,113	$89,293	$79,451

(1) - Cash and overseas deposits that were misclassified within Short-Term Investments prior to 2018 were reclassified, representing an immaterial correction. Refer to Note 1 Organization & Summary of Significant Accounting Policies for further information.

Realized Gains and Losses, excluding net OTTI losses recognized in earnings, for the periods indicated, were as follows:

	Years Ended December 31,
amounts in thousands	2018	2017	2016
Fixed Maturities:
Gains	$3,775	$4,041	$5,681
Losses	(1,306)	(3,249)	(4,271)
Fixed Maturities, Net	$2,469	$792	$1,410
Short-Term Investments, Cash and Cash Equivalents: (1)
Gains	$208	$1,575	$871
Losses	(319)	(243)	(1,444)
Short-Term, Net	$(111)	$1,332	$(573)
Other Invested Assets: (1)
Gains	$92	$56	$19
Losses	(213)	(369)	(108)
Other Invested Assets, Net	$(121)	$(313)	$(89)
Equity Securities:
Gains	$1,102	$44,783	$9,096
Losses	(350)	(1,521)	(658)
Equity Securities, Net	$752	$43,262	$8,438
Net Realized Gains on Investments Sold	$2,989	$45,073	$9,186

(1) - Cash and overseas deposits that were misclassified within Short-Term Investments prior to 2018 were reclassified, representing an immaterial correction. Refer to Note 1 Organization & Summary of Significant Accounting Policies for further information.

The following table presents the portion of Net Unrealized Losses recognized during the year that relates to Equity Securities held as of December 31, 2018:

amounts in thousands	Year Ended December 31, 2018
Equity Securities:
Total Net Realized and Unrealized Losses recognized	$(32,585)
Less: Net Realized Gains on Investments Sold	752
Net Unrealized Losses recognized	$(33,337)

NOTE 5.  FAIR VALUE MEASUREMENT

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

(iv)	A review of the Statement on Standards for Attestation Engagements (“SSAE”) No.18 report of our outside investment managers for any exceptions.
(v)	Management also periodically independently prices the portfolio using alternative pricing vendors and investigates variances outside of the established thresholds.

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

The following tables present, for each of the fair value hierarchy levels as defined by the accounting guidance for fair value measurements and described below, our Company’s Fixed Maturities and Equity Securities by asset class that are measured at fair value on a recurring basis, as well as the fair value of the 5.75% Senior notes due October 15, 2023 (the “5.75% Senior notes”) carried at amortized cost as of December 31, 2018 and 2017:

	December 31, 2018
amounts in thousands	Level 1	Level 2	Level 3	Total
Fixed Maturities:
U.S. Treasury Bonds, Agency Bonds and Foreign Government Bonds	$35,537	$204,239	$—	$239,776
States, Municipalities and Political Subdivisions	—	646,551	—	646,551
Mortgage-Backed and Asset-Backed Securities:
Agency Residential Mortgage-Backed Securities	—	335,542	—	335,542
Residential Mortgage Obligations	—	138,373	—	138,373
Asset-Backed Securities	—	531,991	—	531,991
Commercial Mortgage-Backed Securities	—	188,201	—	188,201
Subtotal	$—	$1,194,107	$—	$1,194,107
Corporate Exposures	—	1,002,489	—	1,002,489
Total Fixed Maturities	$35,537	$3,047,386	$—	$3,082,923
Equity Securities:
Common Stocks	35,029	131,324	—	166,353
Preferred Stocks	—	173,539	—	173,539
Total Equity Securities	$35,029	$304,863	$—	$339,892
Short-Term Investments	—	10,233	—	10,233
Total Assets Measured at Fair Value	$70,566	$3,362,482	$—	$3,433,048
Senior Notes	$—	$278,150	$—	$278,150
Total Liabilities Measured at Fair Value	$—	$278,150	$—	$278,150

	December 31, 2017
amounts in thousands	Level 1	Level 2	Level 3	Total
Fixed Maturities:
U.S. Treasury Bonds, Agency Bonds and Foreign Government Bonds	$178,251	$215,312	$—	$393,563
States, Municipalities and Political Subdivisions	—	814,632	—	814,632
Mortgage-Backed and Asset-Backed Securities:
Agency Residential Mortgage-Backed Securities	—	407,619	—	407,619
Residential Mortgage Obligations	—	54,104	—	54,104
Asset-Backed Securities	—	328,753	—	328,753
Commercial Mortgage-Backed Securities	—	160,904	—	160,904
Subtotal	$—	$951,380	$—	$951,380
Corporate Exposures	—	897,479	—	897,479
Total Fixed Maturities	$178,251	$2,878,803	$—	$3,057,054
Equity Securities:
Common Stocks	52,439	—	—	52,439
Preferred Stocks	—	183,542	—	183,542
Total Equity Securities	$52,439	$183,542	$—	$235,981
Short-Term Investments (1)	6,480	—	—	6,480
Total Assets Measured at Fair Value	$237,170	$3,062,345	$—	$3,299,515
Senior Notes	$—	$277,951	$—	$277,951
Total Liabilities Measured at Fair Value	$—	$277,951	$—	$277,951

(1) - Cash and overseas deposits that were misclassified within Short-Term Investments prior to 2018 were reclassified, representing an immaterial correction. Refer to Note 1 Organization & Summary of Significant Accounting Policies for further information.

All other financial assets and liabilities including Cash, Premium Receivables, Reinsurance Recoverables and Reinsurance Balance Payables are carried at cost, which approximates fair value.  Our Company has overseas deposits in Other Invested Assets of $46.5 million and $28.8 million at December 31 2018 and December 2017, respectively, which is measured at fair value using the net asset value (“NAV”) as a practical expedient.

Our Company did not have any significant transfers between the Level 1 and Level 2 classifications for the years ended December 31, 2018 and 2017.

As of December 31, 2018 and 2017, our Company did not have any Level 3 assets.

NOTE 6. GOODWILL AND INTANGIBLE ASSETS

Goodwill

The following table shows an analysis of goodwill by reporting segment:

	Year Ended December 31, 2018
	U.S.	Int'l
amounts in thousands	Insurance	Insurance	Total
Goodwill at Beginning of the Year	$1,978	$2,482	$4,460
Goodwill Acquired	—	12,703	12,703
Foreign Currency Translation Adjustment	—	(345)	(345)
Goodwill at End of the Year	$1,978	$14,840	$16,818

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

Intangibles

The gross carrying value and weighted average amortization period of intangible assets by type at December 31, 2018 was as follows:

	As of December 31, 2018
amounts in thousands	Gross Carrying Amount	Accumulated Amortization	Weighted Average Amortization Period
Finite-Lived Assets
ASCO Customer Relationships	$3,289	$(164)	10 years
ASCO VOBA	1,663	(208)	4 years
BDM Broker Networks	984	(33)	15 years
BDM Trade Name	484	(242)	1 year
Total	$6,420	$(647)

Indefinite-Lived Assets
ASCO European Licenses	$2,419	indefinite
NUAL Lloyd's Syndicate Capacity	$2,136	indefinite
Total	$4,555

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

The estimated remaining amortization expense for the finite-lived intangible assets is as follows:

amounts in thousands	Total
2019	$1,052
2020	810
2021	810
2022	602
2023	394
2024 and thereafter	2,105
Total	$5,773

NOTE 7.  RESERVES FOR LOSSES AND LAE

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

The following table summarizes activity for our Company’s Reserves for Losses and LAE for the years ended December 31, 2018, 2017 and 2016:

	Years Ended December 31,
amounts in thousands	2018	2017	2016
Net Reserves for Losses and LAE at Beginning of Year	$1,705,380	$1,510,451	$1,393,126
Acquired Net Reserves	16,159	—	—
Provision for Losses and LAE for Claims Occurring in the Current Year	817,537	771,955	693,976
Increase (Decrease) in Estimated Losses and LAE for Claims Occurring in Prior Years	76,242	34,310	(28,528)
Incurred Losses and LAE	$893,779	$806,265	$665,448
Losses and LAE Paid for Claims Occurring During:
Current Year	(124,754)	(144,095)	(119,485)
Prior Years	(554,733)	(478,979)	(412,544)
Losses and LAE Payments	$(679,487)	$(623,074)	$(532,029)
Foreign Currency Adjustment	(12,047)	11,738	(16,094)
Net Reserves for Losses and LAE at End of Period	1,923,784	1,705,380	1,510,451
Reinsurance Recoverables on Unpaid Losses and LAE	820,189	809,765	779,276
Gross Reserves for Losses and LAE at End of Period	$2,743,973	$2,515,145	$2,289,727

For the year ended December 31, 2018, our Incurred Losses and LAE increased $87.5 million as compared to the same period in 2017 and for the year ended December 31, 2017, our Incurred Losses and LAE increased $140.8 million as compared to the same period in 2016. The increases for both years were the result of increased current and prior year Incurred Losses and LAE.

Current Accident Year Losses and LAE

For the year ended December 31, 2018, the Provision for Losses and LAE for Claims Occurring in the Current Year increased primarily due to growth in Net Earned Premium over the prior year. This increase was partially offset by a decrease in additional net current accident year (“AY”) loss activity related to a lower level of catastrophe (“CAT”) losses incurred in the year, including Typhoon Jebi ($13.9 million), Hurricane Michael ($4.8 million), Hurricane Florence ($3.5 million), the California Camp Fire ($3.2 million), Typhoon Trami ($3.0 million), and other CAT events ($0.3 million), as compared to $84.8 million for the same period in 2017.

The following is a discussion of CAT losses incurred of $28.7 million for the year ended December 31, 2018:

•

Our U.S. Insurance reporting segment incurred $1.8 million of CAT losses, including $0.9 million and $0.9 million in our P&C and Marine operating segments, respectively, primarily due to Hurricanes Michael and Florence, the California Camp Fire, and Typhoon Jebi.

•

Our Int’l Insurance reporting segment incurred $3.5 million of CAT losses, including $1.9 million and $1.6 million within our P&C and Marine operating segments, primarily due to Hurricanes Florence and Michael.

•	Our GlobalRe reporting segment incurred $23.4 million of CAT losses primarily due to Typhoon Jebi, Hurricanes Michael and Florence, the California Camp Fire, and Typhoon Trami.

For the year ended December 31, 2017, the Provision for Losses and LAE for Claims Occurring in the Current Year increased primarily due to additional net current AY loss activity related to a higher level of CAT losses incurred during the year, including Hurricanes Irma ($28.3 million), Maria ($23.4 million) and Harvey ($15.8 million), Typhoon Hato ($4.2 million), the Puebla, Mexico Earthquake ($3.5 million), and other CAT events ($9.6 million), as compared to the same period in 2016 which primarily consisted of the Alberta Wildfires ($11.7 million), Hurricane Matthew ($7.1 million), the Ecuador Earthquake ($3.8 million) and the Taiwan Earthquake ($3.3 million).  Additionally, growth in Net Earned Premium over the prior year added to the increase in Provision for Losses and LAE for Claims Occurring in the Current Year.

The following is a discussion of CAT losses incurred of $84.8 million for the year ended December 31, 2017:

•

Our U.S. Insurance reporting segment incurred $8.2 million of CAT losses, including $6.6 million and $1.6 million in our P&C and Marine operating segments, respectively, primarily due to Hurricanes Harvey, Irma and Maria.

•

Our Int’l Insurance reporting segment incurred $32.9 million of CAT losses, including $16.9 million and $16.0 million within our P&C and Marine operating segments, primarily due to Hurricanes Irma, Maria and Harvey, Typhoon Hato, and to a lesser extent, the California Wildfires and Puebla, Mexico Earthquake.

•	Our GlobalRe reporting segment incurred $43.7 million of CAT losses primarily due to Hurricanes Irma, Maria and Harvey, and the Puebla, Mexico Earthquake.

Our December 31, 2018 Net Reserves for Losses and LAE include $14.2 million of net incurred but not reported (“IBNR”) claims activities for numerous catastrophe events.  We caution that the magnitude and complexity of losses arising from these events inherently increases the level of uncertainty and therefore the level of management judgement involved in arriving at our estimated Net Reserves for Losses and LAE.  As a result, our actual losses for these events may ultimately differ materially from our current estimates.

Prior Year Incurred Losses and LAE

The reporting and operating segments breakdowns of prior period net reserve strengthening (releases) for the years ended December 31, 2018, 2017 and 2016 are as follows:

	Years Ended December 31,
amounts in thousands	2018	2017	2016
U.S. Insurance
Marine	$(789)	$1,696	$(10,122)
P&C	10,310	1,613	2,790
Professional Liability	9,387	13,405	5,984
Total	$18,908	$16,714	$(1,348)
Int'l Insurance
Marine	$21,788	$6,518	$(22,068)
P&C	(4,913)	3,118	(7,051)
Professional Liability	14,478	5,198	4,100
Total	$31,353	$14,834	$(25,019)
GlobalRe	$25,981	$2,762	$(2,161)
Total Strengthening (Releases)	$76,242	$34,310	$(28,528)

The following is a discussion of the relevant factors related to the prior period net reserve strengthening of $76.2 million recorded for the year ended December 31, 2018:

Our U.S. Insurance reporting segment recorded prior period net reserve strengthening of $18.9 million.  The drivers are as follows:

•

Our Marine operating segment recorded prior period net reserve releases of $0.8 million driven by favorable loss emergence in our Cargo, Inland Marine, Marine Liability and Hull product lines, as well as, prior period CAT reserve release mostly within our Cargo product line, partially offset by large loss activity in our Craft and Fishing Vessels products.

•

Our P&C operating segment recorded prior period net reserve strengthening of $10.3 million driven by large loss activity within our Primary Casualty division, partially offset by ongoing favorable performance within our Excess Casualty, Environmental and Other P&C divisions.

•

Our Professional Liability operating segment recorded prior period net reserve strengthening of $9.4 million driven by unfavorable loss emergence within our D&O division, and to a lesser extent, our E&O division.

Our Int’l Insurance reporting segment recorded prior period net reserve strengthening of $31.4 million.  The drivers are as follows:

•

Our Marine operating segment recorded prior period net reserve strengthening of $21.8 million due to large loss activity in our Hull and Cargo product lines, unfavorable loss development within our Transport and Specie product lines, and prior period CAT development on our Cargo product line.  This was partially offset by favorable loss emergence on our Energy Liability and Marine Liability product lines.

•

Our P&C operating segment recorded prior period net reserve releases of $4.9 million resulting from net catastrophe loss release primarily related to the 2017 Hurricane events and the Puebla, Mexico Earthquake and favorable loss emergence in our PV&T division, partially offset by unfavorable loss development in our Energy and Engineering division.

•

Our Professional Liability operating segment recorded prior period net reserve strengthening of $14.5 million primarily due to large loss development within our D&O division and worse than expected loss emergence within our E&O division, partially offset by favorable loss emergence in our Other Professional Liability division.

Our GlobalRe reporting segment recorded prior period net reserve strengthening of $26.0 million primarily driven by significant unfavorable loss emergence in our Accident & Health (“A&H”) product line, and to a lesser extent our P&C product line, partially offset by favorable loss emergence in our Surety product.

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

Losses and LAE Payments

For the year ended December 31, 2018, our Losses and LAE Payments increased $56.4 million as compared to the same period in 2017, primarily due to increased claim payments associated with growth in our business and the catastrophe activity occurring in 2017.  For the year ended December 31, 2017, our Losses and LAE Payments increased $91.0 million as compared to the same period in 2016, primarily due to increased claim payments in our Int’l Insurance reporting segment.

Supplemental tables related to Short Duration Contracts

Effectively all property and casualty insurance contracts are described as “Short Duration Contracts” as opposed to life insurance, by the Securities and Exchange Commission. Our Company only issues short duration contracts. Below are two tables with reserve data for each operating segment. These tables are presented net of reinsurance. The first table reflects incurred claims development as of December 31, 2018, as well as the cumulative claims frequency and the total of Incurred But Not Reported (“IBNR”) liabilities and expected development on reported claims included within the net incurred claims amounts.  The second table reflects the cumulative paid claims development as of December 31, 2018.  The conversion of all non USD currencies amounts, for all accident years, is in USD as of December 31, 2018.

The information provided in our supplemental tables related to short duration contracts includes estimates.  Beginning in the 2016 calendar year, the Company implemented a process for the business underwritten through Syndicate 1221 that captures and retains more detailed incurred claim data to enable it to assign AY information as accurately and completely as possible using the data available. Prior to the 2016 calendar year, records for Syndicate 1221 were not available by individual AY, which impacts the presentation of our Int’l Insurance and, to a limited extent, our Global Re supplemental tables for 2015 and prior reporting years. For these years, the Company developed a process to allocate the Syndicate 1221 incurred claims to individual prior accident years using only data known as of the end of the calendar year allowing for the development tables to reflect information on the variability of loss emergence from period to period.

Due to the limitations of the data available for our Syndicate 1221 business, the supplemental tables below for our Int’l Insurance and GlobalRe reporting segments begin with the 2012 reporting year and will increase by one year until ten years are presented.

The reserves related to the acquisition of ASCO during the year have been excluded from the development tables below due to data limitations and the overall insignificance of this category to total reserves. The reserve balance for this category has been included in the reconciliation table below.

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

The information about incurred claims development and cumulative paid claims and Allocated Loss Adjustment Expense (“ALAE”), net of reinsurance, for the years ended December 31, 2009 through 2017, is presented as unaudited supplementary information.

Note that asbestos reserves are included in the U.S. Marine operating segment in years prior to 2009.

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

	U.S. Marine
	Loss and ALAE, Net of Reinsurance
amounts in thousands except # of reported claims	For the Years Ended December 31,										As of December 31, 2018
AY	2009	2010	2011	2012	2013	2014	2015	2016	2017	2018	Total IBNR	# of Reported Claims
2009	$62,044	$58,500	$55,277	$49,650	$47,204	$48,488	$50,694	$49,870	$50,545	$50,625	$105	2,334
2010		64,212	63,221	59,219	53,684	51,791	55,974	55,478	55,316	55,687	67	2,011
2011			69,652	68,967	66,900	62,464	61,258	59,709	59,151	58,237	(95)	1,916
2012				84,927	87,253	71,941	68,546	70,057	70,573	72,896	1,774	1,863
2013					60,887	57,598	51,464	53,987	55,886	54,033	(882)	1,818
2014						58,009	41,454	40,211	44,985	49,366	603	1,951
2015							59,296	50,837	49,341	48,027	338	2,257
2016								51,289	47,254	46,817	2,187	2,534
2017									52,135	49,961	10,634	2,389
2018										49,188	28,204	1,735
									Total	$534,837

	U.S. Marine
	Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
amounts in thousands	For the Years Ended December 31,
AY	2009	2010	2011	2012	2013	2014	2015	2016	2017	2018
2009	$12,857	$28,714	$34,769	$40,763	$42,528	$45,106	$45,952	$48,634	$49,252	$49,543
2010		16,258	31,769	39,081	42,017	47,173	50,963	54,163	54,321	54,612
2011			14,925	39,707	48,443	51,897	56,405	57,350	57,992	57,879
2012				27,254	46,215	54,470	60,486	66,950	68,750	69,007
2013					17,789	35,350	41,281	46,782	51,041	51,245
2014						10,677	23,162	34,453	40,487	44,852
2015							16,801	30,565	39,927	43,897
2016								11,587	24,566	38,163
2017									18,861	32,341
2018										11,010
									Total	$452,549
									Net reserves < 2009	7,740
									Total Net reserves	$90,028

	U.S. Marine
	Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance
Years	1	2	3	4	5	6	7	8	9	10
U.S. Marine	29.2%	29.9%	16.7%	8.9%	7.7%	3.3%	2.2%	1.8%	0.9%	0.6%

	U.S. P&C
	Loss and ALAE, Net of Reinsurance
amounts in thousands except # of reported claims	For the Years Ended December 31,										As of December 31, 2018
AY	2009	2010	2011	2012	2013	2014	2015	2016	2017	2018	Total IBNR	# of Reported Claims
2009	$127,749	$130,391	$131,636	$136,835	$142,348	$147,405	$148,126	$151,298	$150,614	$152,609	$4,699	8,603
2010		97,426	97,037	95,133	101,134	104,094	105,989	108,894	111,136	110,940	5,939	7,981
2011			80,399	78,420	87,297	90,301	91,267	98,857	101,061	102,403	9,172	6,623
2012				103,437	90,111	91,780	99,502	107,526	111,459	118,647	14,122	4,664
2013					139,986	126,220	129,385	137,692	149,841	156,793	14,770	4,040
2014						192,897	160,828	149,462	156,149	167,782	36,292	4,154
2015							246,404	220,278	215,822	235,390	39,530	4,115
2016								273,693	245,905	242,986	133,717	3,772
2017									298,195	259,919	183,018	3,851
2018										335,885	301,480	3,514
									Total	$1,883,354

	U.S. P&C
	Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
amounts in thousands	For the Years Ended December 31,
AY	2009	2010	2011	2012	2013	2014	2015	2016	2017	2018
2009	$11,335	$33,601	$56,453	$87,622	$111,571	$124,908	$130,402	$137,576	$139,768	$144,224
2010		12,310	27,036	47,222	65,972	78,243	86,665	91,559	98,053	100,698
2011			3,660	14,694	30,766	47,150	59,038	71,065	80,248	85,885
2012				4,761	17,404	27,717	47,253	67,772	83,215	91,557
2013					7,188	21,035	48,923	84,874	118,932	136,446
2014						5,269	13,569	44,999	75,618	113,585
2015							3,719	24,579	79,639	142,655
2016								5,885	30,124	65,439
2017									13,014	40,012
2018										16,752
									Total	$937,253
									Net reserves < 2009	31,867
									Total Net reserves	$977,968

	U.S. P&C
	Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance
Years	1	2	3	4	5	6	7	8	9	10
U.S. P&C	4.8%	10.3%	16.5%	19.7%	16.7%	10.5%	6.0%	5.4%	1.9%	2.9%

	U.S. Professional Liability
	Loss and ALAE, Net of Reinsurance
amounts in thousands except # of reported claims	For the Years Ended December 31,										As of December 31, 2018
AY	2009	2010	2011	2012	2013	2014	2015	2016	2017	2018	Total IBNR	# of Reported Claims
2009	$47,473	$53,273	$61,023	$58,600	$60,789	$58,487	$58,660	$58,143	$61,083	$60,067	$716	1,370
2010		52,302	64,020	68,375	75,619	74,535	86,787	85,348	86,164	87,687	477	1,430
2011			58,116	62,087	70,240	73,028	79,181	79,136	82,558	82,754	715	1,726
2012				61,196	54,480	57,097	55,917	58,344	58,563	58,040	1,657	2,175
2013					60,899	54,982	49,104	48,298	54,228	58,855	3,230	1,984
2014						49,899	35,749	39,699	41,936	43,585	4,590	2,016
2015							31,375	30,486	30,802	35,186	4,712	1,680
2016								41,053	36,036	41,299	5,266	1,813
2017									50,825	44,346	22,367	1,980
2018										54,629	46,916	2,017
									Total	$566,448

	U.S. Professional Liability
	Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
amounts in thousands	For the Years Ended December 31,
AY	2009	2010	2011	2012	2013	2014	2015	2016	2017	2018
2009	$3,837	$21,742	$41,675	$51,642	$55,378	$53,859	$57,744	$58,095	$58,150	$58,161
2010		2,981	23,147	46,868	54,019	59,765	82,013	84,511	84,529	85,158
2011			3,204	23,878	43,551	59,576	65,710	75,641	78,258	78,382
2012				3,855	22,635	35,681	44,028	49,675	54,728	55,215
2013					4,677	22,167	32,904	38,876	47,062	50,909
2014						2,304	14,319	29,309	35,008	37,780
2015							2,256	11,173	18,303	23,321
2016								2,351	18,283	31,563
2017									2,613	16,246
2018										2,719
									Total	$439,454
									Net reserves < 2009	1,327
									Total Net reserves	$128,321

	U.S. Professional Liability
	Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance
Years	1	2	3	4	5	6	7	8	9	10
U.S. Professional Liability	5.7%	29.1%	26.4%	13.7%	8.4%	10.0%	3.3%	0.3%	0.4%	0.0%

	Int'l Marine
	Loss and ALAE, Net of Reinsurance
amounts in thousands except # of reported claims	For the Years Ended December 31,							As of December 31, 2018
AY	2012	2013	2014	2015	2016	2017	2018	Total IBNR	# of Reported Claims
2009	$95,612	$90,880	$89,667	$82,730	$81,296	$80,930	$82,896	$2,065	4,908
2010	130,924	128,878	118,028	113,877	111,165	107,400	107,443	330	5,231
2011	99,374	84,959	81,617	77,099	73,181	73,508	72,008	107	4,855
2012	109,784	131,234	106,553	98,960	91,991	91,844	93,931	272	5,368
2013		87,215	93,736	81,807	81,072	83,094	79,832	669	5,052
2014			104,464	117,228	115,909	118,195	112,498	(6,412)	5,125
2015				98,245	94,055	95,449	99,103	(1,843)	7,664
2016					87,690	94,464	89,992	1,561	10,085
2017						107,151	135,759	15,783	12,028
2018							94,251	16,778	7,603
						Total	$967,713

	Int'l Marine
	Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
amounts in thousands	For the Years Ended December 31,
AY	2012	2013	2014	2015	2016	2017	2018
2009	$65,715	$69,853	$72,605	$76,050	$76,752	$78,007	$78,044
2010	77,626	89,896	95,906	99,875	102,161	102,597	102,841
2011	45,400	58,695	63,084	67,988	68,951	69,287	69,962
2012	23,088	54,300	69,811	77,847	80,449	82,370	84,744
2013		23,455	45,992	57,973	64,075	66,900	68,443
2014			29,625	56,964	80,943	89,506	104,801
2015				22,651	53,995	75,185	80,684
2016					23,357	54,708	66,912
2017						28,774	77,451
2018							25,404
						Total	$759,286
						Net reserves < 2009	6,028
						Total Net reserves	$214,455

	Int'l Marine
	Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance
Years	1	2	3	4	5	6	7	8	9	10
Int'l Marine	24.7%	34.1%	18.8%	6.9%	6.6%	1.8%	1.7%	0.7%	0.9%	0.0%

	Int'l P&C
	Loss and ALAE, Net of Reinsurance
amounts in thousands except # of reported claims	For the Years Ended December 31,							As of December 31, 2018
AY	2012	2013	2014	2015	2016	2017	2018	Total IBNR	# of Reported Claims
2009	$38,479	$40,687	$40,776	$40,488	$34,049	$34,305	$34,679	$(100)	1,038
2010	42,807	42,234	41,628	41,911	42,528	42,285	40,594	(240)	1,026
2011	71,160	61,290	59,128	59,237	59,238	54,798	59,050	(215)	1,030
2012	45,287	37,168	36,167	32,242	32,376	32,830	32,069	(251)	921
2013		35,862	37,182	36,307	34,221	35,185	34,656	154	1,298
2014			26,741	22,200	20,417	16,363	17,517	(497)	1,273
2015				34,678	36,391	33,703	32,566	(86)	2,045
2016					78,827	91,431	74,382	987	3,800
2017						56,376	70,448	15,782	3,209
2018							46,487	15,981	1,053
						Total	$442,448

	Int'l P&C
	Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
amounts in thousands	For the Years Ended December 31,
AY	2012	2013	2014	2015	2016	2017	2018
2009	$28,790	$33,079	$33,538	$33,180	$33,276	$33,359	$34,711
2010	34,935	40,576	43,112	40,818	40,935	41,405	41,505
2011	38,362	47,594	50,480	53,034	53,963	51,940	58,422
2012	13,171	21,436	26,904	29,937	31,136	31,389	32,041
2013		7,093	18,294	25,649	28,484	30,067	32,715
2014			3,864	8,948	13,150	16,709	17,626
2015				6,780	18,293	29,420	30,659
2016					25,971	55,287	66,743
2017						14,875	35,628
2018							9,580
						Total	$359,630
						Net reserves < 2009	4,550
						Total Net reserves	$87,368

	Int'l P&C
	Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance
Years	1	2	3	4	5	6	7	8	9	10
Int'l P&C	25.5%	34.7%	24.5%	10.8%	4.5%	3.3%	-0.4%	4.1%	0.2%	3.9%

	Int'l Professional Liability
	Loss and ALAE, Net of Reinsurance
amounts in thousands except # of reported claims	For the Years Ended December 31,							As of December 31, 2018
AY	2012	2013	2014	2015	2016	2017	2018	Total IBNR	# of Reported Claims
2009	$16,528	$17,061	$17,143	$16,785	$15,752	$15,711	$14,496	$118	624
2010	14,388	13,935	14,076	14,066	15,611	14,376	16,245	13	746
2011	15,310	17,971	19,213	8,817	6,872	12,622	10,704	3	666
2012	6,810	11,433	12,665	13,302	16,970	17,886	21,691	2	1,107
2013		10,250	4,232	14,469	15,546	16,575	15,529	0	1,181
2014			20,607	24,419	23,663	21,438	25,411	6,564	1,775
2015				28,132	30,322	35,144	40,182	5,923	2,483
2016					36,103	34,074	35,873	15,285	3,212
2017						47,610	45,128	32,642	3,642
2018							66,823	55,207	2,031
						Total	$292,082

	Int'l Professional Liability
	Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
amounts in thousands	For the Years Ended December 31,
AY	2012	2013	2014	2015	2016	2017	2018
2009	$8,879	$10,804	$12,857	$13,842	$14,136	$14,674	$14,842
2010	5,861	7,256	10,556	12,688	13,412	13,419	13,566
2011	1,211	2,020	2,965	4,038	4,613	16,367	16,430
2012	2,123	3,207	4,251	5,533	7,423	6,818	7,675
2013		726	2,263	3,042	9,349	13,676	14,334
2014			1,373	2,464	5,158	8,799	20,192
2015				3,417	5,864	17,242	21,128
2016					2,051	6,857	10,931
2017						1,992	5,881
2018							4,768
						Total	$129,747
						Net reserves < 2009	265
						Total Net reserves	$162,600

	Int'l Professional Liability
	Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance
Years	1	2	3	4	5	6	7	8	9	10
Int'l Professional Liability	5.8%	9.4%	16.8%	21.5%	27.1%	2.3%	39.4%	0.9%	2.3%	1.2%

	GlobalRe
	Loss and ALAE, Net of Reinsurance
amounts in thousands except # of reported claims	For the Years Ended December 31,							As of December 31, 2018
AY	2012	2013	2014	2015	2016	2017	2018	Total IBNR	# of Reported Claims
2009	$11,158	$11,290	$11,171	$10,426	$10,466	$10,307	$10,610	$338	201
2010	13,036	12,997	14,012	11,796	12,476	13,012	13,073	21	202
2011	53,778	76,261	76,054	73,528	72,782	73,428	73,474	(586)	740
2012	107,134	99,019	92,584	88,203	114,856	119,565	118,477	(1,218)	1,395
2013		114,785	118,688	102,514	105,049	102,323	101,705	(561)	1,271
2014			119,351	141,968	121,591	118,131	114,981	860	1,172
2015				101,626	91,526	94,187	93,693	5,777	1,033
2016					88,401	90,567	97,921	5,781	1,022
2017						129,001	153,017	19,356	1,018
2018							128,284	83,977	435
						Total	$905,235

	GlobalRe
	Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
amounts in thousands	For the Years Ended December 31,
AY	2012	2013	2014	2015	2016	2017	2018
2009	$8,635	$8,865	$8,992	$9,939	$10,049	$10,049	$10,118
2010	9,927	10,263	10,439	11,058	11,105	11,170	11,203
2011	43,412	71,086	71,754	72,038	72,177	72,345	72,743
2012	37,709	77,147	83,287	84,668	111,816	117,631	118,006
2013		53,445	82,641	90,649	98,393	99,965	100,981
2014			66,271	119,195	105,574	108,693	111,712
2015				41,623	64,425	76,837	82,942
2016					36,312	66,141	84,245
2017						43,639	115,743
2018							25,017
						Total	$732,710
						Net reserves < 2009	1,870
						Total Net reserves	$174,395

	GlobalRe
	Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance
Years	1	2	3	4	5	6	7	8	9	10
GlobalRe	28.4%	34.0%	6.6%	5.6%	9.0%	2.0%	0.3%	0.7%	0.1%	0.7%

The reconciliation of the net incurred and paid claims development tables to the Reserve for losses and LAE in the consolidated statement of financial position is as follows:

	Carried Reserves Reconciliation
amounts in thousands	As of December 31, 2018
	Total Net Reserves	Reinsurance Recoverables on Unpaid Claims	Total Gross Reserves
U.S. Marine	$90,028	$88,783	$178,811
U.S. P&C	977,968	387,081	1,365,049
U.S. Professional Liability	128,321	54,052	182,373
Int'l Marine	214,455	68,117	282,572
Int'l P&C	87,368	106,879	194,247
Int'l Professional Liability	162,600	86,970	249,570
GlobalRe	174,395	12,751	187,146
Liabilities for Unpaid Claims and Claim Adjustment Expenses	$1,835,135	$804,633	$2,639,768
Unallocated Claims Adjustment Expenses			72,099
ASCO Reserves			31,834
Other			272
Total Gross Liability for Unpaid Claims and Claim Adjustment Expense			$2,743,973

NOTE 8.  CEDED REINSURANCE

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

The following table lists our Company’s 10 largest reinsurers measured by the amount of total reinsurance recoverables as of December 31, 2018, and the reinsurers’ ratings from A.M. Best and S&P:

	Reinsurance Recoverables
	Unearned	Paid/Unpaid		Collateral
amounts in thousands	Premium	Losses (1)	Total	Held	A.M. Best	S&P
Everest Reinsurance Company	$34,809	$106,334	$141,143	$1,547	A+	A+
Swiss Reinsurance America Corporation	13,514	64,457	77,971	4,223	A+	AA-
National Indemnity Company	5,338	61,540	66,878	8,320	A++	AA+
Transatlantic Reinsurance Company	7,597	48,328	55,925	2,541	A+	A+
Munich Reinsurance America Inc.	10,932	41,369	52,301	6,054	A+	AA-
Employers Mutual Casualty Company	16,491	34,445	50,936	18,120	A	NR
Aspen Insurance UK Ltd.	11,801	31,508	43,309	6,446	A	A
Allied World Reinsurance	7,303	30,439	37,742	1,757	A	A-
XL Reinsurance America Inc.	7,240	21,250	28,490	2,761	A+	AA-
Ace Property & Casualty Insurance Company	1,591	24,148	25,739	63	A++	AA
Top 10 Reinsurers	$116,616	$463,818	$580,434	$51,832
Others	110,107	474,630	584,737	154,085
Total	$226,723	$938,448	$1,165,171	$205,917

(1) - Net of reserve for uncollectible reinsurance of approximately $13.4 million.

Our Company holds reserves for uncollectible reinsurance in the amounts of $13.4 million and $12.6 million as of December 31, 2018 and 2017, respectively. This reserve is determined by reinsurer specific default risk as indicated by their financial strength ratings as well as additional default risk for asbestos and environmental related recoverables. Actual uncollectible reinsurance could exceed or be less than our reserve balance. The increase in our reserves for uncollectible reinsurance as compared to 2017 is driven primarily by one of our reinsurers having been placed in liquidation by the State of California. We continue to monitor the liquidation process and assess our potential exposure.

Our Company holds collateral of $205.9 million, which consists of $145.0 million in ceded balances payable, $41.2 million in letters of credit and $19.7 million of funds held as trust account balances. NIC and NSIC are required to collateralize reinsurance obligations due to us from reinsurers not authorized by their respective states of domicile.

The following table summarizes the components of Net Written Premium:

	Years Ended December 31,
amounts in thousands	2018	2017	2016
Direct	$1,613,825	$1,489,422	$1,403,865
Assumed	299,136	223,843	165,046
Ceded	(441,876)	(441,935)	(382,687)
Net Written Premiums	$1,471,085	$1,271,330	$1,186,224

The following table summarizes the components of Net Earned Premium:

	Years Ended December 31,
amounts in thousands	2018	2017	2016
Direct	$1,553,852	$1,425,582	$1,330,265
Assumed	256,509	187,609	171,978
Ceded	(447,138)	(426,771)	(401,898)
Net Earned Premiums	$1,363,223	$1,186,420	$1,100,345

The following table summarizes the components of Net Losses and LAE Incurred:

	Years Ended December 31,
amounts in thousands	2018	2017	2016
Direct	$1,002,358	$938,640	$795,414
Assumed	159,989	148,606	87,995
Ceded	(268,568)	(280,981)	(217,961)
Net Losses and LAE	$893,779	$806,265	$665,448

NOTE 9.  DEBT

Credit Facilities

On November 4, 2016, NUAL entered into an Australian Dollar credit facility, which was subsequently amended on October 30, 2017, with Barclays Bank PLC. Letter of Credit commissions are payable under this facility at a rate of 1.55% per annum.  The facility may be cancelled by either party after providing written notice.  This credit facility contains customary covenants for facilities of this type, including a restriction on future encumbrances that are outside the ordinary course of business, and a requirement to maintain at least £75.0 million of Funds at Lloyd’s. As of December 31, 2018, letters of credit with an aggregate face amount of 24.0 million Australian Dollars were outstanding under the credit facility, and our Company was in compliance with all covenants.

On November 7, 2018, we entered into a credit facility agreement with ING Bank N.V., London Branch, individually and as Administrative Agent for a syndicate of lenders (the “Club Facility”), which is secured by all the common stock of NIC and requires us to maintain at least forty percent of the outstanding amounts under such facility as Funds at Lloyd’s. The Club Facility has two tranches with one tranche extending a $165.0 million commitment and the other tranche extending a £60.0 million commitment. In addition, in order to support the increased underwriting capacity of the Syndicate for the 2019 UWY, we amended the $25.0 million credit facility with ING Bank N.V., London Branch, dated November 20, 2015, on November 7, 2016 and again on January 23, 2019, to extend the term for an additional two years (the “Bilateral Facility”). Both of these facilities, as well as the November 4, 2016 facility, are used to fund underwriting obligations at Lloyd’s for the 2019 UWY, as well as open prior UWYs.

The Bilateral Facility is a non-committed facility which has an applicable fee rate ranging from 0.85% to 1.20% per annum based upon our Company’s S&P rating. For the Club Facility the applicable fee rate payable ranges from 0.95% to 1.60% per annum based on a tiered schedule that is based on our then-current financial strength ratings issued by S&P and A.M. Best and the amount of our own collateral utilized to fund our participation in the Syndicate.  If any letters of credit remain outstanding under these facilities after December 31, 2020, we would be required to post additional collateral to secure the remaining letters of credit.  As of December 31, 2018, letters of credit with an aggregate face amount of $165.0 million and £60.0 million were outstanding under the Club Facility and we had an aggregate of $1.2 million of cash collateral posted.  As of December 31, 2018 there were letters of credit with a face amount of $8.0 million outstanding under the Bilateral Facility.

The Bilateral and Club Facilities contain customary covenants for facilities of this type, including restrictions on indebtedness and liens, limitations on mergers, dividends and the sale of assets, and requirements as to maintaining certain consolidated tangible net worth, statutory surplus and other financial ratios. These credit facilities also provide for customary events of default, including failure to pay principal, interest or fees when due, failure to comply with covenants, any representation or warranty made by our Company being false in any material respect, default under certain other indebtedness, certain insolvency or receivership events affecting our Company and our subsidiaries, the occurrence of certain material judgments, or a change in control of our Company. During the first quarter of 2018, the Company reclassified certain overseas deposits from Short-Term Investments to Other Invested Assets. Refer to Note 1 Organization & Summary of Significant Accounting Policies. Although the nature of the investments did not change, this reclassification caused the Company to exceed a covenant of our Club Facility that sets a limitation on other investments as a percentage of total investments. During the second quarter of 2018, our Company received a waiver of compliance with respect to this covenant, which was subsequently amended to increase the percentage of other investments permitted. As of December 31, 2018, our Company was in compliance with all covenants.

Senior notes

On October 4, 2013, our Company completed a public debt offering of $265.0 million principal amount of the 5.75% Senior notes due on October 15, 2023 and received net proceeds of $263.3 million. Our Company used a portion of the proceeds for the redemption of the 7.0% Senior notes due May 1, 2016 (“7.0% Senior notes”), as well as a $17.9 million call premium in connection with the redemption of the 7.0% Senior notes.  The unamortized discount as of December 31, 2018 and 2017 was $0.9 million and $1.1 million, respectively.

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

The terms of the 5.75% Senior notes contain various restrictive business and financial covenants, including a restriction on indebtedness, and other restrictions typical for debt obligations of this type, including limitations on mergers, liens and dispositions of the Common stock of certain subsidiaries.  As of December 31, 2018, our Company was in compliance with all such covenants.

NOTE 10.  COMMITMENT AND CONTINGENCIES

Rental Commitments

Future minimum annual rental commitments as of December 31, 2018 under various non-cancellable operating leases for our office facilities, which expire at various dates through 2032, are as follows:

Rental Commitments for Years Ended December 31,
amounts in thousands
2019	$12,907
2020	12,470
2021	11,542
2022	10,354
2023	9,379
2024-2032	28,268
Total Minimum Operating Lease Payments	$84,920

We are also liable for additional payments to the landlords for certain annual cost increases. Rent expense for the years ended December 31, 2018, 2017 and 2016 was $12.2 million, $13.2 million and $13.2 million, respectively.

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

Guarantees

On February 16, 2017, our Company entered into a Guarantee, pursuant to which it guaranteed all of the liabilities and obligations of NIIC (the “Guarantee”), to facilitate the issuance of a financial strength rating to NIIC by A.M. Best. The Guarantee would remain effective until all of such liabilities and obligations are discharged, and in the event that our Company does not meet its obligations under the Guarantee, any person who is covered by an insurance policy, certificate of coverage or reinsurance contract issued by NIIC would be a third party beneficiary under the Guarantee.  Our Company’s obligations under the Guarantee may be terminated by providing twelve months prior written notice to NIIC. However, the obligations of our Company under the Guarantee terminate immediately in the event that (i) the majority of the outstanding voting capital stock in NIIC is sold to any non-affiliated entity; (ii) A.M. Best confirms that NIIC would receive the same financial strength rating as NIC or NSIC, without the benefit of the Guarantee; or (iii) NIIC withdraws its request to be rated by A.M. Best, provided that NIIC has not been downgraded within the prior twelve months.

State Loan and Grant Contingencies

In 2013, the State of Connecticut (“the State”) awarded our Company up to $11.5 million ($8.0 million in loans and $3.5 million in grants) to move our corporate headquarters to Stamford, Connecticut.  The loan is non-interest bearing has a term of 10 years and is subject to forgiveness based on our compliance with certain conditions set forth in the agreement with the State.  The amount of the loan to be received is dependent on our Company reaching certain milestones for creation of new jobs over a five-year period, and the funds are to be used to offset certain equipment purchases, facility costs, training of employees and other eligible project-related costs. As of December 31, 2018, our Company has received all of the award and earned a loan forgiveness credit of $7.0 million with the State. Our Company is recognizing the amount of loan and grants received over the period in which offsetting expenses are recognized. Our Company recognized $1.3 million, $1.3 million and $1.4 million for the years ended December 31, 2018, 2017 and 2016.  As of December 31, 2018 and December 31, 2017, our Company had deferred revenue of $4.7 million and $4.4 million, respectively, which is included in other liabilities on the Consolidated Balance Sheets.

Merger Agreement

On August 22, 2018, our Company entered into a Merger Agreement with The Hartford. In accordance with the terms of the Merger Agreement, our Company would be obligated to pay The Hartford a $68.25 million termination fee if the Merger Agreement is terminated for certain reasons outlined in the Merger Agreement.

NOTE 11.  INCOME TAXES

Our Company is subject to the tax laws and regulations of the U.S. and the foreign countries in which it operates.  Our Company files a consolidated U.S. Federal tax return, which includes all domestic subsidiaries including the U.K. Branch.  The income from the foreign operations is designated as either U.S. connected income or non-U.S. connected income.  Lloyd’s is required to pay U.S. income tax on U.S. connected income written by Lloyd’s syndicates. Lloyd’s and the Internal Revenue Service (“IRS”) have entered into an agreement whereby the amount of tax due on U.S. connected income is calculated by Lloyd’s and remitted directly to the IRS.  These amounts are then charged to the corporate member in proportion to its participation in the relevant syndicates. Our Company’s corporate member is subject to this agreement and receives U.K. tax credits in the U.K. for any U.S. income tax incurred up to the U.K. income tax charged on the U.S. connected income.  The non-U.S. connected insurance income would generally constitute taxable income under the Subpart F income section of the U.S. Internal Revenue Code (“Subpart F”) since less than 50% of the Syndicate’s premiums are derived within the U.K. and would therefore be subject to U.S. taxation when the Lloyd’s year of account closes.  Taxes are accrued at a 21% rate on our Company’s foreign source insurance income and foreign tax credits, where available, are utilized to offset U.S. tax as permitted.  Our Company’s effective tax rate for the Syndicate taxable income could substantially exceed 21% to the extent our Company is unable to offset U.S. taxes paid under Subpart F tax regulations with U.K. tax credits on future underwriting year distributions.  Our Company’s undistributed foreign earnings are intended to be permanently reinvested.  As a result of the Tax Act’s one-time Transition Tax on the earnings of foreign subsidiaries, our Company determined the unrecognized deferred tax liability attributable to indefinitely reinvested earnings to be immaterial as of December 31, 2018.

On December 22, 2017, the Tax Act was enacted into law and the new legislation contained several key tax provisions that affect us, including the Transition Tax on accumulated foreign earnings and a reduction of the corporate income tax rate to 21% effective January 1, 2018, among others.   Due to the timing and significance of the Tax Act, in December 2017 the SEC staff issued SAB 118, Income Tax Accounting Implications of the Tax Act, which allowed us to record provisional amounts during a measurement period not to extend beyond one year of the enactment date.  During the fourth quarter of 2017, we made a reasonable estimate of the Tax Act effects on our deferred tax balances and recognized provisional tax amounts of $2.6 million related to the Transition Tax.  The final determination of the Transition Tax and the remeasurement of our net deferred tax assets was completed by the fourth quarter of 2018, in accordance with SAB 118.  This resulted in a reduction of $1.3 million of Transition Tax, which was calculated and recognized in the third quarter of 2018 and confirmed under final review in the fourth quarter. Additionally, a tax benefit of $0.5 million related to the remeasurement of net deferred tax assets was recognized in the fourth quarter of 2018.

The components of current and deferred income tax expense (benefit) are as follows:

	Years Ended December 31,
amounts in thousands	2018	2017	2016
Current Income Tax Expense (Benefit):
Federal and Foreign	$27,768	$42,427	$39,900
State and Local	934	764	638
Subtotal	$28,702	$43,191	$40,538
Deferred Income Tax Expense (Benefit):
Federal and Foreign	$(14,366)	$(8,879)	$(5,755)
State and local	—	—	—
Subtotal	$(14,366)	$(8,879)	$(5,755)
Total Income Tax Expense (Benefit)	$14,336	$34,312	$34,783

A reconciliation of total income taxes applicable to pre‑tax operating income and the amounts computed by applying the federal statutory income tax rate to the pre‑tax operating income were as follows:

	Years Ended December 31,
amounts in thousands	2018		2017		2016
Computed Expected Tax Expense	$10,201	21.0%	$26,182	35.0%	$41,128	35.0%
Tax-Exempt Interest	(3,356)	(6.9%)	(5,394)	(7.2%)	(4,559)	(3.9%)
Dividends Received Deduction	(2,041)	(4.2%)	(4,689)	(6.3%)	(3,812)	(3.2%)
Proration of DRD and Tax-Exempt Interest	1,330	2.7%	1,512	2.0%	1,256	1.1%
State and Local Income Taxes, Net of Federal Income Tax Deduction	738	1.5%	497	0.7%	415	0.4%
Stock Compensation Fair Market Value	(1,711)	(3.5%)	(5,027)	(6.7%)	N/A	N/A
Change in Valuation Allowance	(774)	(1.6%)	1,182	1.6%	—	—
Deferred Tax Expense due to Tax Law Changes	(506)	(1.0%)	17,107	22.9%	N/A	N/A
Transition Tax	(1,314)	(2.7%)	2,587	3.5%	N/A	N/A
Uncertain Tax Position - FTC IRS Audit	7,029	14.5%	—	—	—	—
Non-Deductible Expenses	1,197	2.5%	405	0.5%	406	0.2%
Return to Provision	2,326	4.8%	(158)	(0.2%)	1	0.0%
Other	1,217	2.4%	108	0.1%	(52)	0.0%
Actual Tax Expense and Rate	$14,336	29.5%	$34,312	45.9%	$34,783	29.6%

N/A - Not applicable

The tax effects of cumulative temporary differences that give rise to federal, foreign, state and local deferred tax assets and deferred tax liabilities were as follows:

	December 31,
amounts in thousands	2018	2017
Deferred Tax Assets:
Loss Reserve Discount	$26,468	$20,425
Unearned Premiums	29,500	24,352
Compensation Related	9,433	8,462
Lloyd's Year of Account Deferral	12,623	9,400
State and Local	3,551	616
Net Currency Translation Adjustments	299	2,084
Net Unrealized Losses on Securities	11,553	—
Other	3,598	152
Total Gross Deferred Tax Assets	$97,025	$65,491
Less: Valuation Allowance	(4,367)	(1,798)
Total Deferred Tax Assets	$92,658	$63,693
Deferred Tax Liabilities:
Loss Reserve Discount - Transition Rule	$(7,570)	$(5,066)
Net Unrealized Gains on Securities	—	(8,708)
Deferred Acquisition Costs	(25,109)	(20,670)
Claims Equalization Reserve	(7,913)	—
Net Unrealized Foreign Exchange	(3,769)	(3,782)
Intangibles	(3,438)	—
Other	(2,562)	(3,196)
Total Deferred Tax Liabilities	$(50,361)	$(41,422)
Net Deferred Income Tax Asset	$42,297	$22,271

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that the deferred tax assets will be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.  Management considers the scheduled reversal of deferred tax liabilities, tax planning strategies and anticipated future taxable income in making this assessment. As of December 31, 2018, management believes it is more likely than not that our Company will realize the benefits of its deferred tax assets, net of any valuation allowance.

Our Company had state and local deferred tax assets of $3.6 million and $0.6 million as of December 31, 2018 and 2017, respectively.  Included in the deferred tax assets are minimal state and local net operating loss carry-forwards.  A valuation allowance was established for the full amount of these potential future tax benefits due to the uncertainty associated with their realization.  Our Company also recorded a net valuation allowance decrease of $0.8 million related to our foreign operations, of which a decrease of $1.2 million relates to the U.K. Based upon a review of the Company’s anticipated future taxable income, and also including all other available evidence, both positive and negative, particularly around strategic shifts in business written, the Company’s management concluded that it is more likely than not that the U.K deferred tax asset will be realized.

The Company is currently under examination by the IRS for tax years 2014, 2015, and 2016 with tax years prior to 2014 being closed.  In addition, our Company is generally subject to state, local or foreign tax examinations by tax authorities for open tax years in the respective jurisdictions. In the U.K, the Company is no longer subject to income tax examinations for years prior to 2016.

Unrecognized tax benefits are differences between tax positions taken in the tax returns and tax benefits or expenses recognized in the financial statements. In connection with the IRS audit, the Company conducted a comprehensive review of all foreign taxes supporting tax return positions, and has estimated $6.4 million of unrecognized tax benefits and $0.9 million of related interest ($0.6 million net of tax) and no penalties for the year ended December 31, 2018.

December 31,
amounts in thousands	2018
Balance at January 1,	$—
Additions for Tax Positions of Prior Years	6,350
Reductions for Tax Positions of Prior Years	—
Additions for Tax Positions of Current Year	—
Reductions for Tax Positions of Current Year	—
Settlements with Tax Authorities	—
Lapse of Statute of Limitations	—
Balance at December 31,	$6,350
Unrecognized Tax Benefits that, if Recognized, would Impact the Effective Rate	$6,350

It is reasonable to expect the IRS audit to be concluded within the next twelve months, which may result in a change in unrecognized tax benefits. We do not expect future audit adjustments or changes in unrecognized tax benefits to have a significant impact on our financial statements.

Our Company policy is to recognize interest and penalties related to unrecognized tax benefits as income tax expense. Gross interest was accrued and reported as follows:

December 31,
amounts in thousands	2018
Interest Recognized on the Consolidated Statements of Operations	$860

Interest Included in Other Liabilities on the Consolidated Balance Sheets	$860

NOTE 12.  STOCKHOLDERS’ EQUITY

Our authorized share capital consists of 50 million common shares with a par value of $0.10 per share and 1 million preferred shares with a par value of $0.10 per share. Our Company has not issued any preferred shares as of December 31, 2018.

The following table represents changes in our Company’s issued and outstanding common shares for the periods indicated.

	Years Ended December 31,
amounts in thousands	2018	2017	2016
Beginning Balance	29,507	29,124	28,862
Net Vested Stock Grants	230	343	220
Employee Stock Purchase Plan	45	40	42
Ending Balance	29,782	29,507	29,124

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

For the years ended December 31, 2018, 2017 and 2016, our Company paid total dividends of $0.28, $0.225 and $0.135 per share, respectively, to stockholders of record of our Company’s Common Stock.     .

The declaration and amount of any future dividend will be at the discretion of the Board of Directors, and will depend upon our Company’s financial condition, results of operations, business requirements, regulatory and legal constraints and any other factors the Board of Directors deems relevant. Refer to Note 18 Subsequent Events.

NIC may pay dividends to our Parent Company out of its statutory earned surplus pursuant to statutory restrictions imposed under the New York insurance law.  As of December 31, 2018, the maximum amount available for the payment of dividends by NIC without prior regulatory approval is $5.2 million.  NIC paid a dividend to our Parent Company of $97.0 million and $19.0 million in 2018 and 2017, respectively. The statutory calculation for dividends without prior regulatory approval uses a rolling twelve-month basis and as of December 31, 2018 this calculation was temporarily impacted by the dividends used to acquire the NICE Group during the first half of 2018. This calculation also excludes consideration for the Company’s ability to request extraordinary dividends.

NCUL may pay dividends to our Parent Company up to the extent of available profits that have been distributed from the Syndicate.  The Syndicate’s capital and surplus as filed with Lloyd’s consists of undistributed profits on closed and open UWYs.  In connection with the business plan approved in November 2018, NCUL posted all of the available undistributed profits on closed years of $235.8 million to support a portion of the FAL requirement and therefore that amount is not available for distribution to NCUL, which ultimately is not available to our Parent Company in the form of a dividend.  As of December 31, 2018, NCUL does not have the ability to pay dividends to the Parent Company.

NIIC may pay dividends to our Parent Company out of its statutory profits subject to the restrictions imposed under UK Company law and European Insurance regulation (Solvency II). As of December 31, 2018, the maximum amount available for the payment of dividends by NIIC without prior regulatory approval is $20.3 million. In addition, NIIC must provide at least 14 days’ notice to the Prudential Regulatory Authority prior to agreeing to make any material dividend payment to any of its affiliated entities that are domiciled outside of the European Economic Area.

ASCO may only pay a dividend if at the end of its last fiscal year the total amount of its assets, as reduced by its provisions and debts, are in excess of certain minimum capital thresholds calculated under Belgian law.  As of December 31, 2018, ASCO may not declare a dividend.

In accordance with the Merger Agreement, the Company’s quarterly cash dividend payments are not to exceed $0.07 per share.

The amount and nature of net assets that are restricted from payment of dividends as of December 31, 2018 and 2017 are presented in the following table:

	As of December 31,
amounts in thousands	2018	2017
Restricted Net Assets:
NIC and NSIC:
Fixed Maturities at Fair Value (Amortized Cost: 2018, $9,890; 2017, $9,856)	$10,441	$10,655
Cash (1)	6,074	3,118
Total NIC and NSIC (2)	$16,515	$13,773
NHUK:
Fixed Maturities at Fair Value (Amortized Cost: 2018, $481,501; 2017, $472,701)	$474,128	$471,831
Other Invested Assets (1)	46,528	28,767
Cash (1)	60,233	53,111
Total NHUK (3)	$580,889	$553,709
All other Entities:
Cash	$13	$—
Total All other Entities	$13	$—
Total Restricted Net Assets	$597,417	$567,482

(1) - Cash and overseas deposits that were misclassified within Short-Term Investments prior to 2018 were reclassified, representing an immaterial correction. Refer to Note 1 Organization & Summary of Significant Accounting Policies for further information.

(2) - The restricted net assets for NIC and NSIC primarily consist of fixed maturities on deposit with various state insurance departments.  The cash as of December 31, 2018 and 2017, as presented in the table above, is held in various collateral accounts to support underwriting activities.

(3) - The restricted net assets for NHUK consists of fixed maturities and cash held in trust for the benefit of syndicate policyholders and other invested assets primarily consisting of overseas deposits in various countries with Lloyd's to support underwriting activities in those countries.

NOTE 13. EARNINGS PER SHARE

The following is a reconciliation of the basic and diluted EPS computations for the years ended December 31, 2018, 2017 and 2016:

	Years Ended December 31,
amounts in thousands, except per share amounts	2018	2017	2016
Net Income	$34,239	$40,494	$82,726
Basic Weighted Average Shares	29,720	29,441	29,074
Effect of Common Stock Equivalents:
Assumed Vesting of Stock Grants	473	630	958
Diluted Weighted Average Shares	30,193	30,071	30,032
Net Income per Common Share:
Basic	$1.15	$1.38	$2.85
Diluted	$1.13	$1.35	$2.75

NOTE 14.  STATUTORY FINANCIAL INFORMATION

The following table presents statutory Net Income and capital and surplus in accordance with statutory accounting practices:

	Years Ended December 31,
amounts in millions	2018	2017	2016
NIC & NSIC:
Statutory Net Income	$75.0	$79.3	$84.2
Statutory Capital and Surplus	$1,005.4	$1,056.6	$1,027.3
The Syndicate:
Syndicate's Net Income	$6.8	$(23.4)	$46.3
Syndicate's Capital and Surplus	$165.3	$168.7	$180.7
NIIC:
Statutory Net Income	$(14.7)	$(8.4)	$0.4
Statutory Capital and Surplus	$43.3	$62.9	$70.7

As of December 31, 2018, 2017, and 2016, all insurance subsidiaries individually exceed the minimum required statutory capital and surplus requirements and all U.S. domestic insurance subsidiaries individually exceeded risk-based capital minimum requirements.

Our insurance subsidiaries file financial statements prepared in accordance with statutory accounting practices prescribed or permitted by domestic and foreign insurance regulatory authorities.  The differences between statutory financial statements and financial statements prepared in accordance with U.S. GAAP vary between domestic and foreign jurisdictions.

United States

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

Differences	SAP	U.S. GAAP
Acquisition and Commission Costs	Expensed when incurred	Costs are generally deferred
Bonds	Generally stated at amortized cost	Stated at fair value
Unrealized gains/losses on Equities	Recognized in Surplus	Recognized in Income
Deferred tax assets	Certain temporary differences are not recognized	All temporary differences recognized
Receivables over 90 days outstanding and other intangible assets	Not recognized	Generally recognized (subject to valuation allowances)
Provision for Reinsurance	Recorded through a charge to surplus	Recorded through income when deemed uncollectible
Unearned premiums and loss reserves	Net of ceded amounts	Gross of ceded amounts

United Kingdom

The Syndicate is subject to oversight by the Council of Lloyd’s. Lloyd’s as a whole is authorized and regulated by the PRA. Our other international businesses are also regulated by the PRA.  The following table represents some of the significant differences between U.K. GAAP and U.S. GAAP as they relate to our operations:

Differences	U.K. GAAP	U.S. GAAP
Unrealized gains/losses on Fixed Maturities	Recognized in income	Recognized in AOCI
Foreign exchange gains/losses on translation	Recognized in income	Recognized in AOCI
Lloyd’s membership costs	Expensed when incurred	Amortized over each UWY

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

NIIC is subject to oversight and regulation by the PRA and the FCA.  The following table represents some of the significant differences between U.K. GAAP and U.S. GAAP as they relate to our NIIC operations:

Differences	U.K. GAAP	U.S. GAAP
Unrealized gains/losses on Fixed Maturities	Recognized in income	Recognized in AOCI
Foreign exchange gains/losses on translation	Recognized in income	Recognized in AOCI

Europe

During the second quarter of 2018, our Company acquired ASCO, an insurance subsidiary subject to the oversight and regulation of the National Bank of Belgium (the “NBB”). Canal Re, a wholly owned subsidiary of ASCO, is subject to the oversight and regulation of the Commissariat Aux Assurances (the “CAA”). ASCO and Canal Re are subject to statutory capital requirements as determined by the NBB and the CAA. Additionally for Solvency II, ASCO and Canal Re are required to maintain the minimum capital requirement. As of December 31, 2018, ASCO and Canal Re individually exceed the minimum required statutory capital and surplus requirements.

NOTE 15. STOCK-BASED COMPENSATION

In May 2005 our shareholders approved the 2005 Stock Incentive Plan authorizing the issuance in aggregate of 1,000,000 incentive stock options, non-incentive stock options, restricted shares and stock appreciation rights for our common stock. In April 2009, the stockholders approved an amendment to the 2005 Stock Incentive Plan increasing the available number of awards from 1,000,000 to 1,500,000. In April 2013, the stockholders further amended and restated the 2005 Stock Incentive Plan increasing the available number of awards from 1,500,000 to 2,000,000 in the Second Amended and Restated 2005 Stock Incentive Plan. The stock split that occurred on January 20, 2017 doubled the number of awards from 2,000,000 to 4,000,000. As of December 31, 2018, 3,192,376 of such awards were issued leaving 807,624 awards available to be issued in subsequent periods.

Stock-based compensation granted under our Company’s stock plans is expensed in tranches over the vesting period. Non-performance based grants generally vest equally over a three or four year period.  Our Company’s performance based share grants generally consist of three types of awards. The performance units issued in 2018, 2017 and 2016 will cliff vest on the third anniversary of the date of the grant in an amount as determined by the rate of cumulative annual growth in tangible book value for the three years immediately prior to the vesting date, with actual shares that vest ranging between 150% to 50% of that portion of the original award.

During 2018, 2017 and 2016, the total compensation cost for share-based payment arrangements recognized in the income statement was $6.8 million, $13.8 million and $17.6 million, and the recorded tax benefits related to share-based awards were $1.4 million, $2.9 million and $6.2 million, respectively.

As of December 31, 2018 and 2017, the total unrecognized compensation expense related to nonvested stock awards was $11.8 million and $18.0 million, respectively, which is expected to be recognized as expense over weighted average periods of 1.8 years and 1.9 years, respectively.  The aggregate fair value of all unvested restricted stock units as of December 31, 2018 and 2017 was $44.6 million and $49.9 million, respectively.

Restricted Stock Units

The activity related to our Company’s restricted stock unit awards was as follows:

	Year Ended December 31, 2018
	Number of Awards	Weighted Average Grant Date Fair Value (1)
Nonvested at the beginning of the year	159,539	$41.60
Granted	24,593	50.01
Vested (2)	(90,543)	36.66
Forfeited	(7,000)	38.00
Nonvested at the end of the year	86,589	$49.45

(1)	Fair value is based on the closing price of our common shares on the NASDAQ on the grant date.
(2)

This amount represents the gross number of shares vested before any share forfeiture to pay required tax withholdings. For the year ended December 31, 2018 share awards of 34,430 were withheld for tax payments at a weighted average vest date fair value of $58.44.

During 2018, 2017 and 2016, we granted 24,593, 35,297 and 84,000 restricted stock units, respectively, with weighted average grant-date fair values per share of $50.01, $56.05 and $44.52, respectively.

During 2018, 2017 and 2016, the total fair value of restricted stock units vested was $5.3 million, $3.3 million and $2.5 million, respectively.

Performance-based Equity Awards

The activity related to our Company’s performance-based equity awards was as follows:

	Year Ended December 31, 2018
	Number of Awards	Weighted Average Grant Date Fair Value (1)
Nonvested at the beginning of the year	966,361	$43.39
Granted	247,554	54.15
Performance Adjustment	(59,833)	37.25
Vested (2)	(274,299)	37.25
Forfeited	(34,250)	46.00
Nonvested at the end of the year	845,533	$48.86

(1)	Fair value is based on the closing price of our common shares on the NASDAQ on the grant date.
(2)

This amount represents the gross number of shares vested before any share forfeiture to pay required tax withholdings. For the year ended December 31, 2018 share awards of 117,005 were withheld for tax payments at a weighted average vest date fair value of $55.65.

During 2018, 2017 and 2016, we granted 247,554, 253,333 and 404,946 performance-based equity awards, respectively, with weighted average grant-date fair values per share of $54.15, $55.70 and $40.77, respectively.

During 2018, 2017 and 2016, the total fair value of performance-based equity awards vested was $15.3 million, $29.0 million and $11.5 million, respectively.

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

Employee Stock Purchase Plan

We offer an Employee Stock Purchase Plan (the “ESPP”) to all of our eligible employees.  Employees are offered the opportunity to purchase our Company’s Common stock at 90% of fair market value at the lower of the price at the beginning or the end of each six month offering period.  Each employee can invest up to 10% of their base compensation subject to the lesser of 1,000 common stock shares or total market value of $25,000.  There were 45,008 shares purchased in 2018 from funds withheld during the July 1, 2017 to December 31, 2017 and January 1, 2018 to June 30, 2018 offering periods.  There were 40,488 shares purchased in 2017 in the aggregate from funds withheld during the offering periods of July 1, 2016 to December 31, 2016 and January 1, 2017 to June 30, 2017. We expense both the value of the 10% discount and the “look-back” option, which provides for the more favorable price at either the beginning or end of the offering period.

In accordance with the Merger Agreement, the Company’s ESPP will be terminated at the time of the Merger. There will be no more offering periods under the Company’s ESPP after December 31, 2018.

NOTE 16.  RETIREMENT PLANS

We have a 401(k) Plan for all U.S. eligible employees.  Each eligible employee can contribute a portion of their salary, limited by certain Federal regulations.  The expense recorded for all contributions to the 401(k) Plan for the year ended December 31, 2018 was $8.3 million, consisting of $5.1 million for the retirement savings contributions and $3.2 million for the non-discretionary matching contributions. The expense recorded for all contributions to the 401(k) Plan for the year ended December 31, 2017 was $7.5 million, consisting of $4.9 million for the retirement savings contributions and $2.6 million for the non-discretionary matching contributions. The expense recorded for all contributions to the 401(k) Plan for the year ended December 31, 2016 was $7.4 million, consisting of $4.2 million for the retirement savings contributions and $3.2 million for the non-discretionary matching contributions.

Our Company sponsors a defined contribution plan for all of our Company’s U.K. employees under U.K. regulations.  Contributions, which are fully vested when made, are equal to 15.0% of each eligible employee’s gross base salary for all U.K. employees hired prior to November 2014 and 12.0% for all employees hired after November 2014.  The expense recorded for the U.K. defined contribution plan was $2.5 million, $2.6 million and $2.9 million for the years ended December 31, 2018, 2017 and 2016, respectively.

Our Company sponsors defined contribution plans for employees in several of our other European offices, outside of the U.K., under each countries’ regulations.  Contributions, which are fully vested when made, range by European office between 2.1% and 26.0% of each eligible employee’s gross base salary.  The expense recorded for the other European offices defined contribution plans was $0.5 million, $0.3 million and $0.5 million for the years ended December 31, 2018, 2017 and 2016, respectively.

Such expenses are included in Other operating expenses.

BDM and ASCO maintain defined benefit pension plans that provide retirement capital and death coverage in service for employees. These plans are closed to new employees. The funded status of the plans for the year ended December 31, 2018, was $(0.7) million, which consists of a benefit obligation of $2.1 million and the fair value of the pension plan assets of $1.4 million.

NOTE 17. CONDENSED QUARTERLY FINANCIAL DATA (Unaudited)

The following is a summary of quarterly financial data for the periods indicated:

	March 31,	June 30,	September 30,	December 31,
amounts in thousands, except per share amounts	2018	2018	2018	2018
Gross Written Premiums	$495,224	$497,236	$455,943	$464,558
Revenues:
Net Written Premiums	$393,262	$379,292	$352,412	$346,119
Change in Unearned Premiums	(70,635)	(48,277)	(5,374)	16,424
Net Earned Premiums	$322,627	$331,015	$347,038	$362,543
Net Investment Income	23,702	24,601	25,651	29,159
Net Realized and Unrealized Gains (Losses):
Total Other-Than-Temporary Impairment Losses	(37)	(18)	(15)	(48)
Portion of Loss Recognized in Other Comprehensive Income	37	18	15	48
Net Other-Than-Temporary Impairment Losses Recognized in Earnings	—	—	—	—
Net Realized Gains (Losses) on Investments Sold	1,169	1,787	253	(220)
Net Unrealized Gains (Losses) on Equity Securities	(3,181)	1,329	2,310	(33,795)
Total Net Realized and Unrealized Gains (Losses)	(2,012)	3,116	2,563	(34,015)
Other Income (Loss)	(117)	2,628	1,724	2,934
Total Revenues	$344,200	$361,360	$376,976	$360,621

Expenses:
Net Losses and LAE	$186,145	$196,333	$240,900	$270,401
Commission Expenses	54,152	53,193	57,999	54,800
Other Operating Expenses	62,926	68,182	67,584	62,532
Merger Transaction Costs	—	—	2,439	1,511
Interest Expense	3,864	3,864	3,891	3,866
Total Expenses	$307,087	$321,572	$372,813	$393,110
Income (Loss) Before Income Taxes	37,113	39,788	4,163	(32,489)
Income Tax Expense (Benefit)	$6,235	$7,684	$(462)	$879
Net Income (Loss)	$30,878	$32,104	$4,625	$(33,368)

Comprehensive Income (Loss)	$(2,962)	$15,373	$(2,681)	$(41,960)

Combined Ratio	94.0%	96.0%	105.3%	106.6%
Net Income (Loss) per Share:
Basic	$1.04	$1.08	$0.16	$(1.12)
Diluted	$1.02	$1.07	$0.15	$(1.12)

	March 31,	June 30,	September 30,	December 31,
amounts in thousands, except per share amounts	2017	2017	2017	2017
Gross Written Premiums	$450,305	$452,179	$402,038	$408,743
Revenues:
Net Written Premiums	$337,163	$333,282	$296,016	$304,869
Change in Unearned Premiums	(51,032)	(39,447)	5,339	230
Net Earned Premiums	$286,131	$293,835	$301,355	$305,099
Net Investment Income	21,448	22,265	22,598	22,982
Total Other-Than-Temporary Impairment Losses	(1,077)	29	(957)	3
Portion of Loss Recognized in Other Comprehensive Income	(16)	(29)	(15)	(3)
Net Other-Than-Temporary Impairment Losses Recognized in Earnings	(1,093)	—	(972)	—
Net Realized Gains	1,049	1,694	5,190	37,141
Other Income (Loss)	1,068	(411)	(1,699)	(3,201)
Total Revenues	$308,603	$317,383	$326,472	$362,021

Expenses:
Net Losses and LAE	$169,600	$177,110	$276,171	$183,384
Commission Expenses	47,844	48,173	45,509	43,205
Other Operating Expenses	58,538	60,766	45,773	68,153
Interest Expense	3,861	3,861	3,862	3,863
Total Expenses	$279,843	$289,910	$371,315	$298,605
Income (Loss) Before Income Taxes	28,760	27,473	(44,843)	63,416
Income Tax Expense (Benefit)	$7,650	$6,971	$(16,864)	$36,555
Net Income (Loss)	$21,110	$20,502	$(27,979)	$26,861

Comprehensive Income (Loss)	$35,911	$35,699	$(18,311)	$(1,812)

Combined Ratio	96.4%	97.3%	121.9%	96.6%
Net Income (Loss) per Share:
Basic	$0.72	$0.70	$(0.95)	$0.91
Diluted	$0.70	$0.69	$(0.95)	$0.89

NOTE 18. SUBSEQUENT EVENTS

On February 14, 2019, our Board of Directors declared a cash dividend on our Company’s Common Stock of $0.07 per share, payable on March 11, 2019 to stockholders of record on February 25, 2019.

SCHEDULE I

THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES

Summary of Consolidated Investments -

Other than Investments in Related Parties

	December 31, 2018
			Amount At
		Amortized	Which Shown
amounts in thousands	Fair Value(1)	Cost / Cost	on Balance Sheet
Fixed Maturities:
U.S. Treasury Bonds, Agency Bonds and Foreign Government Bonds	$239,776	$242,832	$239,776
States, Municipalities and Political Subdivisions	646,551	639,265	646,551
Mortgage-Backed and Asset-Backed Securities:
Agency Mortgage-Backed Securities	335,542	347,817	335,542
Residential Mortgage Obligations	138,373	138,299	138,373
Asset-Backed Securities	531,991	539,013	531,991
Commercial Mortgage-Backed Securities	188,201	190,159	188,201
Subtotal	$1,194,107	$1,215,288	$1,194,107
Corporate Exposures (2)	1,002,489	1,028,028	1,002,489
Total Fixed Maturities	$3,082,923	$3,125,413	$3,082,923
Other Invested Assets	48,406	48,549	48,406
Equity Securities:
Common Stocks	166,353	177,599	166,353
Preferred Stocks	173,539	183,819	173,539
Total Equity Securities	$339,892	$361,418	$339,892
Short-Term Investments	10,233	10,234	10,233
Total Investments	$3,481,454	$3,545,614	$3,481,454

(1)  Other invested assets are accounted for using the equity method of accounting.  All other investments are shown at fair value.

(2)  Corporate Exposures consist of investments in corporate bonds, hybrid bonds and redeemable preferred stocks.

SCHEDULE II

THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES

Condensed Financial Information of Registrant

The Navigators Group, Inc.

Balance Sheets

(Parent Company)

	December 31,
amounts in thousands, except per share amounts	2018	2017
ASSETS
Cash	$6,414	$9,235
Investments in Subsidiaries	1,391,620	1,423,843
Goodwill and Other Intangible Assets	2,534	2,534
Current Income Tax Receivable, Net	35,553	30,573
Other Assets	19,686	28,063
Total Assets	$1,455,807	$1,494,248

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
Senior Notes	$264,052	$263,885
Accounts Payable and Other Liabilities	1,731	1,224
Accrued Interest Payable	3,174	3,174
Total Liabilities	$268,957	$268,283

Stockholders' Equity:
Preferred Stock, ($.10 par value, authorized 1,000 shares, none issued)	$—	$—
Common Stock, ($.10 par value, authorized 50,000 shares, issued 36,805 shares for 2018 and 36,530 shares for 2017)	3,678	3,650
Additional Paid-In Capital	378,274	376,868
Treasury Stock, at cost (7,023 shares for 2018 and 2017)	(155,801)	(155,801)
Retained Earnings	1,012,220	981,380
Accumulated Other Comprehensive Income:
Net Unrealized Gains (Losses) on Securities Available-for-Sale, Net of Tax	(51,513)	19,874
Foreign Currency Translation Adjustment, Net of Tax	(8)	(6)
Total Stockholders' Equity	$1,186,850	$1,225,965
Total Liabilities and Stockholders' Equity	$1,455,807	$1,494,248

SCHEDULE II

THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES

Condensed Financial Information of Registrant (Continued)

The Navigators Group, Inc.

Statements of Income

(Parent Company)

	Years Ended December 31,
amounts in thousands	2018	2017	2016
Revenues:
Net Investment Income	$18	$7	$53
Total Revenues	$18	$7	$53
Expenses:
Interest Expense	15,460	15,447	15,435
Other (Income) Expense	2,563	(28)	22
Total Expenses	$18,023	$15,419	$15,457
Loss Before Income Tax Benefit	$(18,005)	$(15,412)	$(15,404)
Income Tax Expense (Benefit)	2,919	(5,709)	(8,009)
Loss Before Equity in Undistributed Net Income of Wholly Owned Subsidiaries	$(20,924)	$(9,703)	$(7,395)
Equity in Undistributed Net Income of Wholly-Owned Subsidiaries	55,163	50,197	90,121
Net Income	$34,239	$40,494	$82,726

SCHEDULE II

THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES

Condensed Financial Information of Registrant (Continued)

The Navigators Group, Inc.

Statements of Cash Flows

(Parent Company)

	Years Ended December 31,
amounts in thousands	2018	2017	2016
Operating Activities:
Net Income	$34,239	$40,494	$82,726
Adjustments to Reconcile Net Income to Net Cash Provided By (Used in) Operations:
Equity in Undistributed Net Income of Wholly-Owned Subsidiaries	(55,163)	(50,197)	(90,121)
Dividends Received from Subsidiaries	97,000	19,000	5,000
Other	9,757	5,841	5,737
Net Cash Provided By (Used in) Operating Activities	$85,833	$15,138	$3,342
Investing Activities:
Net (Increase) Decrease in Short-Term Investments	—	—	89,576
Net Cash Provided By (Used in) Investing Activities	$—	$—	$89,576
Financing Activities:
Capital Contribution to Subsidiary	$(76,083)	$(1)	$(79,250)
Proceeds of Stock Issued from Employee Stock Purchase Plan	2,036	1,846	1,840
Dividends Paid	(8,319)	(6,633)	(3,930)
Payment of Employee Tax Withholding on Stock Compensation	(6,288)	(13,778)	(5,358)
Net cash Provided By (Used in) Financing Activities	$(88,654)	$(18,566)	$(86,698)
Increase (Decrease) in Cash	$(2,821)	$(3,428)	$6,220
Cash at Beginning of Year	9,235	12,663	6,443
Cash at End of Year	$6,414	$9,235	$12,663

SCHEDULE III

THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES

Supplementary Insurance Information

								Amortization
	Deferred			Other Policy				of Deferred
	Policy	Reserve		Claims and	Net	Net	Losses	Policy	Other	Net
	Acquisition	for Losses	Unearned	Benefits	Earned	Investment	and LAE	Acquisition	Operating	Written
amounts in thousands	Costs	and LAE	Premiums	Payable	Premiums	Income (1)	Incurred	Costs	Expenses	Premiums
Year ended December 31, 2018
U.S. Insurance	$63,903	$1,784,339	$642,725	$—	$737,646	$—	$485,960	$85,127	$142,333	$800,091
Int'l Insurance	39,472	768,301	265,753	—	380,503	—	252,268	80,526	93,882	383,308
GlobalRe	54,705	191,333	194,257	—	245,074	—	155,551	55,056	25,009	287,686
Corporate	—	—	—	—	—	103,113	—	(565)	—	—
	$158,080	$2,743,973	$1,102,735	$—	$1,363,223	$103,113	$893,779	$220,144	$261,224	$1,471,085
Year ended December 31, 2017
U.S. Insurance	$54,674	$1,629,015	$575,068	$—	$674,665	$—	$443,353	$77,729	$128,905	$721,300
Int'l Insurance	38,988	716,352	260,982	—	333,792	—	229,601	68,824	83,464	335,852
GlobalRe	41,587	169,778	151,631	—	177,963	—	133,311	39,136	20,861	214,178
Corporate	—	—	—	—	—	89,293	—	(958)	—	—
	$135,249	$2,515,145	$987,681	$—	$1,186,420	$89,293	$806,265	$184,731	$233,230	$1,271,330
Year ended December 31, 2016
U.S. Insurance	$50,028	$1,564,524	$519,505	$—	$629,308	$—	$397,860	$70,812	$128,108	$683,568
Int'l Insurance	37,385	605,105	252,442	—	307,416	—	178,284	61,703	86,395	345,967
GlobalRe	32,247	120,098	115,397	—	163,621	—	89,304	34,008	19,593	156,689
Corporate	—	—	—	—	—	79,451	—	(1,478)	—	—
	$119,660	$2,289,727	$887,344	$—	$1,100,345	$79,451	$665,448	$165,045	$234,096	$1,186,224

(1)	As we evaluate the underwriting results of each of our reportable segments separately from the results of our investment portfolio, we do not allocate net investment income to our reportable segments.

SCHEDULE IV

THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES

Reinsurance - Written Premium

		Ceded to	Assumed		Percentage
	Direct	Other	from Other	Net	of Amount
amounts in thousands	Amount	Companies	Companies	Amount	Assumed to Net
Year ended December 31, 2018
Accident & Health	$—	$—	$139,692	$139,692	100.0%
Property & Liability	1,613,825	441,876	159,444	1,331,393	12.0%
Total	$1,613,825	$441,876	$299,136	$1,471,085	20.3%
Year ended December 31, 2017
Accident & Health	$—	$—	$80,605	$80,605	100.0%
Property & Liability	1,489,422	441,935	143,238	1,190,725	12.0%
Total	$1,489,422	$441,935	$223,843	$1,271,330	17.6%
Year ended December 31, 2016
Accident & Health	$—	$—	$53,814	$53,814	100.0%
Property & Liability	1,403,865	382,687	111,232	1,132,410	9.8%
Total	$1,403,865	$382,687	$165,046	$1,186,224	13.9%

SCHEDULE V

THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES

Valuation and Qualifying Accounts

	Balance at	Charged (Credited) to	Charged to		Balance at
amounts in thousands	January 1	Costs and Expenses	Other Accounts	Deductions (1)	December 31
Year ended December 31, 2018
Allowance for Uncollectable Reinsurance	$12,597	$770	$—	$—	$13,367
Valuation Allowance in Deferred Taxes	$1,798	$3,897	$—	$(1,328)	$4,367
Year ended December 31, 2017
Allowance for Uncollectable Reinsurance	$12,078	$519	$—	$—	$12,597
Valuation Allowance in Deferred Taxes	$699	$1,099	$—	$—	$1,798
Year ended December 31, 2016
Allowance for Uncollectable Reinsurance	$6,921	$5,157	$—	$—	$12,078
Valuation Allowance in Deferred Taxes	$721	$(22)	$—	$—	$699

(1)	Management has concluded that it is more likely than not that the deferred tax assets related to the U.K. net operating loss will be realized.

SCHEDULE VI

THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES

Supplementary Information Concerning P&C Insurance Operations

						Losses and LAE		Amortization
	Deferred Policy	Reserve		Net	Net	Expenses Incurred Related to		of Deferred Policy	Other	Net
amounts in thousands	Acquisition	for Losses	Unearned	Earned	Investment	Current	Prior	Acquisition	Operating	Written
Affiliation with Registrant	Costs	and LAE	Premiums	Premiums	Income	Year	Years	Costs	Expenses	Premiums
Consolidated Subsidiaries:
Year ended December 31, 2018	$158,080	$2,743,973	$1,102,735	$1,363,223	$103,113	$817,537	$76,242	$220,144	$261,224	$1,471,085
Year ended December 31, 2017	$135,249	$2,515,145	$987,681	$1,186,420	$89,293	$771,955	$34,310	$184,731	$233,230	$1,271,330
Year ended December 31, 2016	$119,660	$2,289,727	$887,344	$1,100,345	$79,451	$693,976	$(28,528)	$165,045	$234,096	$1,186,224