Form 10-K/A
period 2018-12-31
NAVIGATORS GROUP INC
filed 2019-04-30
CIK 793547

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

The number of common shares outstanding as of April 9, 2019 was 29,969,727 (Last practical business day for the count of shares outstanding).

DOCUMENTS INCORPORATED BY REFERENCE

None

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends the Annual Report on Form 10-K for the fiscal year ended December 31, 2018 (“Fiscal Year 2018”) of The Navigators Group, Inc., a Delaware corporation (the “Company”), as originally filed with the Securities and Exchange Commission (the “Commission”) on February 28, 2019 (the “Original Form 10-K”).  We are filing this Amendment to present the information required by Part III of Form 10-K that was previously omitted from the Original Form 10-K in reliance on General Instruction G(3) to Form 10-K because a definitive proxy statement containing such information will not be filed within 120 days after the end of Fiscal Year 2018.  The cover page of the Original Form 10-K is also amended to delete the reference to the incorporation by reference of the registrant’s definitive proxy statement.

As previously announced, the Company entered into that certain Agreement and Plan of Merger dated as of August 22, 2018 (the “Merger Agreement”), by and among the Company, The Hartford Financial Services Group, Inc., a Delaware corporation (“The Hartford”), and Renato Acquisition Co., a Delaware corporation and a direct wholly owned subsidiary of The Hartford (“Merger Sub”), pursuant to which Merger Sub will merge with and into the Company (the “Merger”), with the Company surviving the Merger as a wholly owned subsidiary of The Hartford.  The Merger is expected to close in the first half of 2019, subject to customary closing conditions, including the receipt of required regulatory approvals.  For further information see the Company’s Current Report on Form 8-K filed on August 22, 2018.

Upon completion of the Merger, the trading of the common stock of the Company on the NASDAQ Global Select Market will be suspended pursuant to the filing of a Form 25 with the Commission.  When able under Commission rules, The Hartford intends to file a Form 15 with the Commission suspending the Company’s obligation to file reports under Section 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”).  Until such date occurs, the Company remains obligated to file reports required by Section 13(a) of the Exchange Act.  Therefore, the Company is filing this Amendment.  Please note that all of the executive officers and directors of the Company that are described in this Amendment will cease to be executive officers and directors of the Company upon completion of the Merger.  The information included in this Amendment is not indicative of the compensation arrangements and business operations of the Company after the Merger.

Except as described above, no other changes have been made to the Original Form 10-K.  The Original Form 10-K continues to speak as of the dates described in the Original Form 10-K, and we have not updated the disclosures contained therein to reflect any events that occurred subsequent to such dates.  Accordingly, this Amendment should be read in conjunction with the Company’s filings made with the Commission subsequent to the filing of the Original Form 10-K, as information in such filings may update or supersede certain information contained in this Amendment.  In this Amendment, unless the context indicates otherwise, the terms “we,” “us,” and “our” refer to the Company and its subsidiaries. Capitalized terms used but not otherwise defined in this Amendment shall have the meanings given to them in the Original Form 10-K.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Information Concerning Directors

The Board of Directors currently consists of the following 10 members, each of whom was elected as a director on May 10, 2018 at our 2018 Annual Meeting of Stockholders:

Name	Age	Position with the Company	First Became a Director
Saul L. Basch	72	Director	2012
Terence N. Deeks	79	Director	1982
Stanley A. Galanski	60	Director, President & CEO	2001
Meryl D. Hartzband	64	Director	2016
Geoffrey E. Johnson	71	Director	2011
Robert V. Mendelsohn	72	Chairman	2010
David M. Platter	59	Director	2013
Patricia H. Roberts	63	Director	2014
Janice C. Tomlinson	68	Director	2011
Marc M. Tract	59	Director	1991

The term of office of each of the current directors will expire at our next annual meeting of stockholders or until their respective successor is duly elected and qualified. Set forth below is certain biographical and other information regarding the directors:

Saul L. Basch began his career at Coopers & Lybrand with a concentration on insurance industry clients, ultimately acting as the Industry Leader and Senior Partner of the company’s Metropolitan New York Insurance Practice. He joined HSB Group, Inc. in 1995, ultimately serving as Vice Chairman, Chief Financial Officer and Treasurer. Mr. Basch retired from active employment with HSB Group, Inc. in 2012. Mr. Basch is a Certified Public Accountant.

Terence N. Deeks is our founder. Mr. Deeks was our President until May 2002 and Chief Executive Officer until December 2002. Mr. Deeks served as an Executive Chairman of the Board from his retirement as Chief Executive Officer until May 26, 2010. As of such date, Mr. Deeks retired as an executive of the Company, and continued to serve as the non-executive Chairman of the Board until his retirement as Chairman on May 23, 2013. Mr. Deeks remains a director and Chairman Emeritus of the Company. Mr. Deeks has been engaged in the property and casualty insurance business since 1957.

Meryl D. Hartzband was a founding partner of Stone Point Capital, a private equity firm that focuses on investing in the global financial services industry. She served as the firm’s Chief Investment Officer and as a member of the Investment Committees of the Trident Funds from 1999-2015. She joined Stone Point from J.P. Morgan & Co., where she was a Managing Director. During her 16 year career at J.P. Morgan, she specialized in managing private equity investments in the financial services industry. Ms. Hartzband currently serves on the Board of Directors of Conning Holdings Limited, and previously served as a director of ACE Limited, Travelers Property Casualty Corp., AXIS Capital Holdings Limited, Alterra Capital Holdings Limited, and numerous portfolio companies of the Trident Funds.

Stanley A. Galanski has been our President since May 2002 and our Chief Executive Officer since January 2003. Prior thereto, he had been Executive Vice President and Chief Operating Officer of the Company since March 2001. Mr. Galanski was President of XL Insurance Company of New York from 2000 to March 2001, President of XL Specialty Insurance Company from 1997 to March 2001, and President of New Hampshire Insurance Company from 1995 to 1997. From 1980 to 1995, Mr. Galanski held various underwriting and management positions with the Chubb Group of Insurance Companies. Mr. Galanski is a director of several of our wholly-owned subsidiaries, including chairman of Navigators Insurance Company.

Geoffrey E. Johnson retired from PricewaterhouseCoopers (“PwC”) in 2010, where he had worked since 1969 in both London and New York, having served major clients and held senior management positions in the U.K., Europe and globally. Most recently, from 2002 – 2010, he served as the Chief Executive Officer of PwC’s Bermuda-based professional indemnity captive insurance company. Prior thereto, from 1998 – 2002, he was the Global Chief Financial Officer/Operations Leader for PwC. He is Chairman of the Board of Professional Asset Indemnity Limited. Mr. Johnson has also served as a director of Navigators Underwriting Agency Ltd., a wholly-owned United Kingdom subsidiary of the Company, since July 2011.

Robert V. Mendelsohn is the non-executive Chairman of the Board. Mr. Mendelsohn most recently served as Chief Executive of Royal & Sun Alliance Insurance Group, PLC from 1997 – 2002, prior to which he was Chief Executive Officer of Royal Insurance Group from 1993 – 1997. Before joining Royal, Mr. Mendelsohn worked for W.R. Berkley Corporation for 20 years, ultimately serving as President and Chief Operating Officer. Mr. Mendelsohn has also served in a number of industry organizations in capacities including Chairman of the American Insurance Association, Trustee of the Society of Chartered Property Casualty Underwriters and a Director of the International Insurance Society and the Geneva Association.

David M. Platter joined Coller Capital, Inc. as an investment partner in January 2013. From 2006 to 2012, Mr. Platter worked for Credit Suisse in the Investment Banking Department’s Financial Institutions Group in the Americas, joining as a Managing Director and Group Head and ultimately serving as Vice Chairman and Senior Advisor. Mr. Platter began his investment banking career at Morgan Stanley in 1985. In 1994, he joined Donaldson, Lufkin & Jenrette. In 2000, he became Global Head of Financial Institutions Investment Banking at Bear Stearns. In 2004, he was a founding member of Sagent Advisors, an investment banking advisory boutique.

Patricia H. Roberts built a 35-year career at General Reinsurance Corporation (“GenRe”), joining in 1977 as an excess casualty underwriter, and acting in various roles before retiring in 2012 from her dual position as President and Chairman of General Star Management Company and President and Chairman of Genesis Management and Insurance Services Corporation, two wholly-owned subsidiaries of GenRe. Ms. Roberts received her CPCU (Chartered Property Casualty Underwriter) designation in 1985.

Janice C. Tomlinson worked at the Chubb Group of Insurance Companies (“Chubb”) for over 36 years, serving in various executive management roles, most recently as Executive Vice President of International Field Operations, until her retirement in December 2009. She has been actively involved in the community through her service on numerous non-profit boards. Ms. Tomlinson also serves on the boards of multiple subsidiaries of Firstcan Management Inc.

Marc M. Tract has been a partner of the law firm of Katten Muchin Rosenman LLP and a predecessor firm since 1994, which firms have been counsel to the Company for the same period. Mr. Tract specializes in the areas of corporate and regulatory matters for the insurance industry.

Information Concerning Non-Director Executive Officers

The current non-director executive officers of the Company are as follows:

Name	Age	Position
Carl L. Bach, III	43	Managing Director, Navigators Underwriting Agency Ltd.
H. Clay Bassett, Jr.	53	Senior Vice President and Chief Underwriting Officer, and President, Assumed Reinsurance
Glen M. Bronstein	58	Global Chief Claims Officer
Ciro M. DeFalco	63	Executive Vice President and Chief Financial Officer
R. Scott Eisdorfer	55	Senior Vice President and Chief Administrative Officer
Denise M. Lowsley	48	Senior Vice President and Global Human Resources Officer
Emily B. Miner	42	Senior Vice President, General Counsel, Chief Compliance Officer and Secretary
Jeff L. Saunders	58	President, Navigators Specialty
Colin D. Sprott	49	Chief Underwriting Officer, International Insurance
Vincent C. Tizzio	52	President, U.S. Insurance

Set forth below is certain biographical and other information regarding the non-director executive officers:

Carl L. Bach, III joined the Company in 2009 to oversee the Company’s international professional liability underwriting division (NavPro). In June 2015, he assumed the position of Managing Director of Navigators Underwriting Agency Ltd., the managing agency of the Company’s Lloyd’s Syndicate, and President of London Market Insurance. Prior to joining the Company, Mr. Bach was Managing Director of the London branch of AIG Cat Excess Liability from 2007 to 2008 and Financial Lines Manager for AIG Cat Excess Liability in Europe from 2001 to 2007. Prior thereto, Mr. Bach served in various management liability underwriting positions with Reliance National from 1997 to 2000.

H. Clay Bassett, Jr. has been our Senior Vice President and Chief Underwriting Officer since April 2008. Mr. Bassett is also the President of our Assumed Reinsurance segment (NavRe). Prior to joining the Company, Mr. Bassett served as the Chief Underwriting Officer of Folksamerica Re from 2005 to 2008. Mr. Bassett served in various management positions with Argonaut Group, Inc. from 2002 to 2005, Swiss Re from 1997 to 2002 and American International Group, Inc. from 1990 to 1997. Mr. Bassett began his career at National Reinsurance Corp. in 1987.

Glen M. Bronstein is an Executive Vice President at Navigators Management Company, Inc. and assumed the role of Global Chief Claims Officer in September, 2016. Mr. Bronstein joined the Company to lead its U.S. claims organization in May 2013. Prior to joining Navigators, Mr. Bronstein worked at American International Group for 19 years where he served in a variety of executive positions. Mr. Bronstein has an undergraduate degree from Skidmore College, with a B.A. in Government, and earned a J.D. from Syracuse University College of Law.

Ciro M. DeFalco assumed the position of Executive Vice President and Chief Financial Officer in March 2017. Prior to that, he was serving as Senior Vice President and Chief Financial Officer of the Company since December 2011, and has been with the Company since September 2011. Prior to joining the Company, Mr. DeFalco was Senior Vice President and Group Planning Officer of White Mountains Re Group, the reinsurance subsidiary of White Mountains Insurance Group, from 2007 to 2011 and Senior Vice President, Corporate Finance from 2002 to 2007. Prior thereto, Mr. DeFalco performed consulting services from 2000 to 2002 and worked in various financial positions for Marsh & McLennan Companies from 1988 to 2000.

R. Scott Eisdorfer has been our Senior Vice President and Chief Administrative Officer since October 2008, prior to which, from 2001, he was our Senior Vice President and Chief Information Officer and held the same titles with our insurance subsidiaries since 1999. From 1996 to 1999, Mr. Eisdorfer was a Vice President and Applications Manager of General Reinsurance Corporation, and prior thereto from 1985 held various information technology positions at National Reinsurance Corporation.

Denise M. Lowsley has been our Senior Vice President and Global Human Resources Officer since February 2013, prior to which she was a Senior Vice President of Navigators Management Company, Inc. Since joining the Company in 2009, Ms. Lowsley has been the head of the Company’s Global Human Resources department. Prior to joining the Company, Ms. Lowsley was International Vice President of Compensation and Benefits at New York Life Insurance Company from 2007 to 2009, Global Human Resource Manager at Liberty Mutual Insurance Group from 2004 to 2007 and served in various other human resource management positions at Liberty since 1997.

Emily B. Miner has been our Senior Vice President, General Counsel, Chief Compliance Officer and Secretary since July 2013, having joined the Company in 2008. Prior to joining the Company, Ms. Miner worked at the law firm Dewey & LeBoeuf LLP, specializing in corporate and securities matters.

Jeff L. Saunders has been with the Company since 2004 and has been President of Navigators Specialty, a division of the Company that focuses on U.S. excess and surplus lines working with U.S. wholesale brokers, since 2012. Prior thereto, Mr. Saunders was President of our Excess Casualty division. Prior to joining Navigators, Mr. Saunders was Vice President of Umbrella and Excess at CNA Insurance from 2002 to 2004, and served in various underwriting and management positions with CNA from 1997 to 2002, Firemen’s Fund Insurance Group from 1987 to 1997 and SAFECO Insurance Company from 1986 to 1987.

Colin D. Sprott has been the Chief Underwriting Officer for the Company’s International Insurance segment since June 2015. Mr. Sprott joined the Company in April 2013 overseeing the Company’s global marine divisions and continues to oversee the Company’s marine business written in the International segment. Mr. Sprott was Managing Director of XL Ltd, responsible for the Global Marine & Offshore Energy operations there, as well as serving as the Deputy Underwriter of XL’s Syndicate 1209 at Lloyd’s. Previous to that, he held various management positions with American International Group and Sedgwick Insurance Brokers. He holds committee memberships supporting the London Market Association (LMA) and International Union of Marine Insurance (IUMI).

Vincent C. Tizzio joined the Company in July 2012 as President of the Company’s U.S. Insurance segment, in charge of the Company’s U.S. underwriting operations. Mr. Tizzio is President & CEO of Navigators Management Company, Inc., the Company’s U.S. underwriting agency, as well as Navigators Specialty Insurance Company, the Company’s U.S. excess and surplus line insurance carrier. Prior to joining the Company, Mr. Tizzio was Executive Vice President of Zurich North America from 2008 to 2012. Mr. Tizzio was President of AIG Small Business at American International Group from 2001 to 2008, having served in various underwriting and management positions with American International Group since 1995.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers, and persons who own more than 10% of our Common Stock, to file certain reports regarding the ownership of the Common Stock with the SEC. These insiders are required by the SEC’s regulations to furnish the Company with copies of all Section 16(a) forms they file. To our knowledge, based solely on review of the copies of such reports furnished to us and written representations that no further reports were required, all of our directors, executive officers and 10% stockholders made all required filings on time in 2018, other than one Form 3 filed on behalf of Mr. Bronstein on March 27, 2018 and one Form 4 filed on behalf of Mr. Casella on May 11, 2018, each of which was filed late due to administrative oversight.

Code of Ethics

We have adopted a code of business conduct and ethics, referred to as our Corporate Code of Ethics and Conduct that applies to all employees, officers and directors and meets the requirements of the rules of the SEC and of the NASDAQ. In addition, we have adopted a Code of Ethics that applies to our Chief Executive Officer and our senior financial officers which meets the SEC requirements. Both the Corporate Code of Ethics and Conduct and the Code of Ethics are available on our website at www.navg.com under the Corporate Governance link. Any amendments to or waiver of the Corporate Code of Ethics and Conduct or the Code of Ethics will be disclosed on our website under the same link promptly following the date of such amendment or waiver. In addition, in accordance with NASDAQ listing requirements and to the extent applicable to the Company, the Company also intends to disclose on a Form 8-K any waivers from the Corporate Code of Ethics and Conduct that are granted to directors and executive officers.

Director Nomination Process

The Corporate Governance and Nominating Committee is responsible for ensuring that the Board of Directors and its committees are appropriately constituted to meet their legal obligations to our stockholders and the Company. To this end, the Committee is responsible for (i) identifying and recommending to the Board individuals qualified to become Board and Committee members; (ii) maintaining that a majority of the Board members are independent and that members of the Audit, Compensation, and Corporate Governance and Nominating Committees are independent as required; (iii) recommending to the Board the insider trading policy for the Company; (iv) developing and recommending to the Board a set of corporate governance principles applicable to the Company; (v) reviewing and providing oversight of the

Company’s enterprise risk management program; and (vi) generally to address corporate governance issues for the Board. The specific responsibilities and functions of the Corporate Governance and Nominating Committee are set forth in the Corporate Governance and Nominating Committee Charter which is available on the Company’s website at www.navg.com under the Corporate Governance link. The Corporate Governance and Nominating Committee Charter is reviewed annually and updated as necessary.

In accordance with its charter, the Corporate Governance and Nominating Committee shall, from time to time, establish criteria or qualifications for Board membership based on the nature, size and complexity of the Company and the stage of its development. These criteria may include, among other things, an individual’s experience as a senior executive at a publicly traded corporation, insurance industry experience, management consultant, investment banker, partner at a law firm or registered public accounting firm, professor at an accredited law or business school, experience in the management or leadership of a substantial private business enterprise, educational or not-for-profit organization, or such other professional experience as the Committee shall determine. The Corporate Governance and Nominating Committee has not adopted specific minimum qualifications that nominees must meet to be recommended by the Committee.

The Corporate Governance and Nominating Committee reviews its policy with respect to the identification and evaluation of candidates for director from time to time and may modify the policy in light of changes to applicable legal or listing standards, as well as changes in the Company’s development and needs.

The Corporate Governance and Nominating Committee’s policy is to consider recommendations for potential Board of Directors nominees received from stockholders and to evaluate such nominees in the same manner that potential nominees recommended by Board members, management or other parties are evaluated. The name of any recommended candidate for director, together with a brief biographical resume, a document indicating the candidate’s willingness to serve, if elected, and evidence of the nominating person’s ownership of any of the Company’s stock, should be sent to the Secretary of the Company for referral to the Chairman of the Corporate Governance and Nominating Committee

Standing Audit Committee of the Board of Directors

The Audit Committee, which consists of Messrs. Basch, Johnson and Platter and Ms. Hartzband, assists the Board in its oversight of the quality and integrity of the Company’s publicly reported financial statements and monitoring the adequacy and effectiveness of the Company’s system of internal controls over financial reporting. The Audit Committee’s role includes discussing with management the Company’s processes for managing financial risk and for compliance with certain applicable legal, ethical and regulatory requirements. The Audit Committee is responsible for the appointment, replacement, compensation and oversight of the independent auditors engaged to prepare or issue audit reports on the financial statements of the Company. The Audit Committee relies on the expertise and knowledge of management and the independent auditors in carrying out its oversight responsibilities. The Board of Directors has determined that each Audit Committee member has sufficient knowledge in financial and auditing matters to serve on the Audit Committee. Messrs. Basch, Johnson and Platter and Ms.

Hartzband have each been designated as a financial expert to serve on the Audit Committee. Each of Messrs. Basch, Johnson and Platter and Ms. Hartzband meets the independence requirements of the NASDAQ stock market and the SEC. The Audit Committee operates under a charter which is reviewed annually and updated as necessary. The charter is available on the Company’s website at www.navg.com under the Corporate Governance link.

Item 11.	Executive Compensation

Director Compensation

For 2018, each director who was not an officer or employee of the Company received an annual payment consisting of $90,000 in cash, payable in quarterly installments, and $75,000 in restricted shares of the Company’s Common Stock, payable in the first quarter of each year for service during the preceding year (based on the closing price of the Company’s Common Stock on the last business day of such preceding year). In addition, members of the Audit Committee of the Board were paid an additional annual retainer of $15,000, payable in quarterly installments. The chairmen of the Audit Committee and the Compensation Committee were paid annual retainers of $40,000 and $25,000, respectively, the chairmen of the Finance Committee and the Underwriting Committee were paid an annual retainer of $15,000 each, payable in quarterly installments, and the chairman of the Corporate Governance Committee was paid an annual retainer of $10,000, payable in quarterly installments.

Mr. Mendelsohn was appointed as our Chairman on May 23, 2013, on which date Mr. Deeks retired as Chairman to become Chairman Emeritus. As Chairman, Mr. Mendelsohn receives an additional annual retainer of $135,000 per annum, payable in quarterly installments in cash, in recognition of the time and effort spent by the Chairman in his role. Mr. Deeks, as Chairman Emeritus, receives an additional annual retainer of $100,000 per annum, payable in quarterly installments in cash, for his continued guidance as Chairman Emeritus. In addition, the Company continues to provide Mr. Deeks with supplemental retiree medical coverage and to reimburse Mr. Deeks for the cost of any premiums paid to Medicare.

The Compensation Committee of the Board recognizes the importance of ownership of the Common Stock of the Company by its independent directors in aligning the interests of the Board with those of our stockholders. Accordingly, in 2014, the Corporate Governance and Nominating Committee adopted an equity ownership requirement for non-executive directors to own an amount of shares equal to three times the annual grant amount, with a director having three full calendar years of service to accumulate such shares. As described above, each director received payment in 2018 of $75,000 in fully vested shares of the Company’s Common Stock as part of the annual compensation for service on the Board in 2018. Directors are required to hold such shares for a minimum of one year.

Shown below is a table that sets forth the total compensation paid to each independent Board member in 2018.

DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash ($) (1)	Stock Awards ($) (2)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Saul L. Basch	$120,000	75,047	—	—	—	—	$195,047
Terence N. Deeks	$200,286	75,047	—	—	—	43,581(3)	$318,914
Meryl D. Hartzband	$105,000	75,047	—	—	—	—	$180,047
Geoffrey E. Johnson	$130,000	75,047	—	—	—	76,800 (4)	$281,847
Robert V. Mendelsohn	$235,000	75,047	—	—	—	—	$310,047
David M. Platter	$105,000	75,047	—	—	—	—	$180,047
Patricia H. Roberts	$105,000	75,047	—	—	—	—	$180,047
Janice C. Tomlinson	$115,000	75,047	—	—	—	—	$190,047
Marc M. Tract	$90,000	75,047	—	—	—	—	$165,047

(1)

Includes an annual cash retainer of $90,000, paid quarterly to each director.  Also reflects annual retainer fees for the Chairman, Chairman Emeritus, the chairmen of the Audit, Compensation, Corporate Governance, Finance and Underwriting Advisory Committees, and members of the Audit Committee, as described above.

(2)

The amounts shown in the “Stock Awards” column equal the grant date fair value of the stock awards granted in 2018 for 2017 Board service, determined in accordance with Financial Accounting Standards Board Accounting Standards Codification  (ASC) Topic 718 Stock Compensation (“FASB ASC Topic 718”), and excluding the effect of estimated forfeitures.  The grant date fair value has been calculated using the closing price on the date of the grant.

(3)

Other Compensation paid to Mr. Deeks in 2018 includes reimbursement for Medicare benefits payable by Mr. Deeks in the amount of $10,286 and $33,295 in imputed interest related to split dollar life insurance policy premiums that were advanced by the Company for the years 1992 – 2002 and that are repayable upon the earlier of the termination of such policy or the payment of benefits thereunder.

(4)

The amount under All Other Compensation was paid to Mr. Johnson as compensation for his service in 2018 on the board of directors for both NUAL and NIIC in 2018. Mr. Johnson received £60,000, or $76,800 based on a conversion rate as of December 31, 2018 of £1 = $1.28, for his service on the boards of such entities.

EXECUTIVE COMPENSATION

Impact of Merger Agreement

Pursuant to the Merger Agreement, at the effective time of the Merger (the “Effective Time”), each share (a “Share”) of common stock of the Company issued and outstanding immediately prior to the Effective Time (other than Shares held by stockholders who had not voted in favor of the Merger and who had properly and validly perfected their statutory rights of appraisal in respect of such Shares in accordance with Section 262 of the Delaware General Corporation Law) will be converted into the right to receive $70.00 in cash without interest thereon (the “Merger Consideration”), subject to applicable tax withholding.

The Merger Agreement provides for the treatment described below with respect to outstanding equity awards, including those grants made in 2018.  Although the Merger will impact outstanding equity awards as described below, the Compensation Discussion and Analysis section of this Form 10-K/A describes the original terms of the 2018 grants, without taking into consideration the impact of the Merger as the Merger was not consummated as of December 31, 2018. In addition, the Merger Agreement provides for the termination of certain compensation and benefits plans of the Company and its subsidiaries as of the Effective Time, including termination of The Navigators Group, Inc. Second Amended and Restated 2005 Stock Incentive Plan (the “2005 Stock Incentive Plan”), The Navigators Group, Inc. Non-Qualified Deferred Compensation Plan and The Navigators Group, Inc. Amended and Restated Employee Stock Purchase Plan.  Although the Merger will impact the availability of such benefits, this Item 11 section of this Form 10-K/A describes the terms of such plans as in effect in 2018, without taking into consideration the impact of the Merger as the Merger was not consummated as of December 31, 2018.

Generally, awards granted under the 2005 Stock Incentive Plan that are outstanding at the time of the Merger will be treated as follows, subject to applicable tax obligations and withholding:

•

each performance unit award granted prior to January 1, 2017, and each tranche of a restricted stock unit award that vests prior to January 1, 2020, that was granted prior to January 1, 2019, and that is payable in Shares (together, the “2019 Vesting Company Awards”) will be converted into the right to receive an amount in cash equal to the product of (x) the Merger Consideration multiplied by (y) the number of restricted stock units in the applicable tranche or, in the case of performance unit awards, the target number of Shares, in each case subject to the 2019 Vesting Company Award immediately prior to the Merger;

•

each performance unit award granted on or after January 1, 2017 and prior to January 1, 2019, and each tranche of a restricted stock unit award that vests on or after January 1, 2020, that was granted prior to January 1, 2019, and that is payable in Shares (together, the “2020 Vesting Company Awards”) will be canceled and converted into the right to receive a cash payment equal to the product of (x) the Merger Consideration multiplied by (y) the number of restricted stock units in the applicable tranche or, in the case of performance units, the target number of Shares, in each case subject to the 2020 Vesting Company Award immediately prior to the Merger; provided that the right to a cash payment with respect to a 2020 Vesting Company Award shall be subject to the same vesting and payment schedules as the 2020 Vesting Company Award it replaces (other than performance-based vesting conditions);
•

each performance unit award granted on or after January 1, 2019 and each restricted stock unit award granted on or after January 1, 2019 that is payable in Shares (together, the “2019 New Company Awards”) will be canceled and converted into the right to receive a number of restricted stock units issued pursuant to The Hartford 2014 Incentive Stock Plan (each, a “Parent RSU”) in respect of shares of common stock, par value $0.01 per share, of Parent (“Parent Common Stock”) equal to (x) the Merger Consideration multiplied by the number of restricted stock units in the applicable tranche or, in the case of performance units, the target number of Shares, in each case subject to the 2019 New Company Award immediately prior to the Merger, divided by (y) the closing price of a share of Parent Common Stock on the New York Stock Exchange on the business day immediately prior to the closing of the Merger; provided, that each Parent RSU will be subject to the same vesting and payment schedules as the 2019 New Company Award it replaces (other than performance-based vesting conditions);

•	each performance unit award and restricted stock unit award granted under the 2005 Stock Incentive Plan and that is payable in cash shall be settled in accordance with its terms; and
•	any restrictions on any restricted Shares granted under the 2005 Stock Incentive Plan will lapse immediately prior to (and conditioned upon) the Merger.

Compensation Discussion and Analysis

This section describes the compensation programs for our Chief Executive Officer and our Chief Financial Officer in fiscal year 2018 as well as each of our three most highly compensated executive officers employed at the end of fiscal year 2018 all of whom we refer to collectively as our Named Executive Officers or NEOs.  Our NEOs for fiscal year 2018 were:

•	Stanley A. Galanski, President and Chief Executive Officer[1]

•	Ciro M. DeFalco, Executive Vice President and Chief Financial Officer

•	H. Clay Bassett, Jr., Senior Vice President and Chief Underwriting Officer and President of Navigators Re, the Company’s assumed reinsurance segment

•	Michael J. Casella, President of International Insurance[2]

•	Vincent C. Tizzio, President of U.S. Insurance

[1]

On February 4, 2019, it was announced that, upon the completion of the Merger, Mr. Galanski will assume an executive advisory role during a transition period. Mr. Galanski will continue to perform his duties as President and Chief Executive Officer of the Company through the completion of the Merger.

[2]

On March 9, 2019, the Company accepted the retirement of Michael J. Casella, effective March 15, 2019. Please see the description of Mr. Casella’s retirement agreement under the section “Employment Arrangements” below.

Executive Summary

The Company’s compensation program is shaped by our pay-for-performance philosophy that is intended to align our executive officers’ interests with those of our stockholders by rewarding performance that meets or exceeds the goals the Compensation Committee establishes with the objective of increasing stockholder value.  In line with this philosophy, the total compensation received by the NEOs varies based on individual and corporate performance, as well as the performance of a particular underwriting division, if any, for which such NEO has responsibility, measured against relevant annual and long-term performance goals.  The NEOs’ total compensation is comprised of a mix of base salary, annual incentive and long-term incentive awards.

The annual incentive compensation awards and long term performance-based equity incentive grants comprise a significant part of our NEOs’ total compensation. The annual incentive compensation awards for 2018 were awarded based largely on the Company’s achievement of tangible book value, net income and combined ratio as compared to pre-established targets, as described below. The Company’s corporate performance was a key factor in the compensation decisions affecting the NEOs for 2018.  It also significantly affected the payout of long-term incentive awards previously granted to the NEOs.  Examples are as follows:

•

The annual incentive compensation payable to our President and Chief Executive Officer and the Chief Financial Officer for 2018 was determined in part based on return on equity, growth in net income and the combined ratio for the year.  Additionally, the ultimate value of the long-term equity grant made to the President and Chief Executive Officer in 2018 will be determined by performance, with the award vesting in 2021 in a range from 50% to 150% of the original target number of shares based on cumulative growth in tangible book value over the 2018 to 2020 performance period.

•

Performance-based restricted stock unit awards have historically made up a significant portion of our President and Chief Executive Officer’s overall compensation.  Such awards previously granted to him have vested below their target amount, in many cases significantly below, on account of the Company’s failure to achieve the targeted financial results for the relevant performance period.  For instance, performance-based shares vesting in February 2015, February 2016 and February 2018 vested at 90%, 71% and 50%, respectively, of their target amount, and performance-based shares vesting in March 2013, 2014 and 2015 were forfeited in their entirety.

•

Return on equity, adjusted pre-tax income and the combined ratio were key metrics for measuring the Company’s corporate performance for purposes of awards under the Company’s Annual Incentive Plan for 2018.  For 2018, performance with respect to these metrics was below targets previously set by the Compensation Committee.  As such, the funding of annual incentive payments made available to employees under the Company’s Annual Incentive Plan was below their respective target percentages.

•

NEOs as well as other key members of management are eligible for an annual performance-based long-term incentive equity award under the Company’s Admirals Program.  For 2018, each Admirals Program grant consisted of performance stock units vesting in three years from the date of grant in a range from 50% to 150% of the original target number of shares based on cumulative growth in tangible book value over the three year vesting period.

•

Long-term equity incentives make up a significant portion of each of the NEO’s compensation and the value of certain of their equity awards is directly linked to the Company’s financial performance over multi-year measurement periods.  For example, performance-based shares that vested in 2015, 2016 and 2018 vested below their target values because the Company failed to achieve the targeted financial results for the relevant performance period

The Company’s compensation program builds upon the Company’s pay-for-performance philosophy, as exemplified by:

•

The amount of annual incentive award payable to all employees being based in part on achievement of corporate performance goals, with more senior management awards more heavily based on such achievement, which is designed to reinforce their responsibility and accountability to stockholders.

•

The ultimate value of the annual long-term performance-based equity awards, including the award for the President and Chief Executive Officer, being tied to the performance of the Company over a three year period, which is designed to encourage management to make decisions that align the Company’s long-term goals with stockholder interests.

•

The Compensation Committee’s engagement of its own independent consultants in 2018, which assisted the Committee with an analysis of the compensation programs and employment arrangements for NEOs and other officers in connection with the Merger; a benchmarking of the annual incentive plan design in relation to the Company’s pay-for-performance; and retention goals.

In addition, in 2018, the Compensation Committee approved the terms of employment agreements with our President and Chief Executive Officer, Mr. Galanski, and our Executive Vice President and Chief Financial Officer, Mr. DeFalco. The employment agreement with Mr. Galanski superseded his prior employment agreement. Mr. DeFalco did not have an employment agreement with the Company or its subsidiaries prior to entering into the employment agreement. The terms of the employment agreements are described in further detail below under “Compensation Discussion and Analysis – Employment Agreements”.

In connection with the anticipated Merger, to secure the continued service of certain of our NEOs whether or not the Merger ultimately closes and to ensure each NEO’s continued dedication to the Company, each of our other NEOs, Messrs. Bassett, Casella and Tizzio, also entered into agreements in 2018 that included certain performance-based cash bonuses to be paid in the future subject to certain conditions. The terms of these agreements are described in further detail below under “Compensation Discussion and Analysis – President’s Awards”.

Compensation Objectives and Philosophy

The objectives of the Company’s compensation program are to (1) provide fair, adequate and competitive compensation to all employees, (2) attract qualified new individuals to enter into employment with the Company, (3) facilitate the retention of qualified employees and continuity of management, (4) provide incentives and rewards for such employees to enhance the profitability and growth of the Company and (5) align the interests of employees and stockholders.  The Company uses the various elements of its compensation program together to achieve these objectives.

The Company’s approach to employee compensation is grounded in a pay-for-performance philosophy that seeks to emphasize underwriting profitability over growth in premium revenues, while maintaining conservative investment and accounting practices.  The Company’s compensation program is designed to balance rewards to employees based upon the annual performance of the Company and their individual roles in achieving that level of corporate performance and long-term incentive awards with value tied to corporate performance.  The Company’s Board of Directors and its senior management believe that compensation decisions for each NEO should reflect the continued growth and financial performance of the Company, the underwriting performance of the business division, if any, for which such NEO has responsibility, and the individual contribution of the NEO to the overall financial success of the Company.

Setting Executive Compensation

The Company does not generally target any specific allocation among the various elements of total compensation for NEOs or other employees.  Rather, compensation decisions for NEOs other than the President and Chief Executive Officer are based upon a reasoned evaluation by the President and Chief Executive Officer of the applicable NEO’s areas of responsibility as well as individual objectives set for each NEO.  In this way, the individual performance and future potential of each of the NEOs is taken into account.  These decisions are subject to the review and approval of the Compensation Committee.  Compensation decisions for the President and Chief Executive Officer are made by the Compensation Committee based upon the factors described under “Compensation Discussion and Analysis – Chief Executive Officer and Chief Financial Officer Compensation” below.

Among the factors considered by the Company in determining appropriate base salary, incentive and total compensation levels for the NEOs for 2018 was compensation information for corresponding executive officers in peer companies.  The companies selected by the Company and the Compensation Committee as peer companies are considered comparable to the Company either because of revenue size or market capitalization, or because they are in lines of business similar to the Company’s lines of business, or because the Company competes with them for talent or business.  The peer companies considered in 2018 were Argo Group International Holdings, Ltd., Employers Holdings, Inc., Erie Indemnity Company, Inc., Markel Corp., ProAssurance Corporation, RenaissanceRe Holdings Ltd., RLI Corp., Selective Insurance

Group Inc., State Auto Financial Corp., The Hanover Insurance Group, Inc., Validus Holdings, Ltd. and W. R. Berkley Corp.

2018 Say-on-Pay Vote

As part of its review of the Company’s executive compensation program, the Compensation Committee considered that approximately 99% of the votes cast with respect to the Company’s say-on-pay proposal at our 2018 Annual Meeting of Stockholders were voted in favor of the compensation of the Company’s named executive officers. The Compensation Committee determined that the Company’s executive compensation philosophies and objectives and compensation elements continued to be appropriate and did not make any changes to the Company’s executive compensation program in response to the 2018 say-on-pay vote.

Executive Compensation Components

The components of the Company’s annual executive compensation program for the year ended December 31, 2018 are set forth in the table below.  Each of the components and why the Company pays each element of compensation, how the Company arrived at the amount of each element for the NEOs, and how each element fits into the Company’s overall compensation objectives are more fully described in the sections following the table. The following table does not describe the President’s Awards, which were granted in connection with the Merger and are described in further detail below under “Compensation Discussion and Analysis – President’s Awards”.

Compensation Component	Objectives	Key Features
Base Salary	To provide a fixed level of cash compensation to reward demonstrated experience, skills and competencies relative to the market value of the job and impact of the individual on the organization.	Adjustments are considered, but are not guaranteed, periodically, based on individual performance, level of pay relative to the market and internal pay equity.
Annual Incentive Awards	To reward individual, corporate and, where applicable, business unit performance on an annual basis. Retains NEOs by providing market-competitive compensation.

Awards are based on financial targets and appropriate qualitative measures.  The financial targets pertain to tangible book value, pre-tax adjusted income and the combined ratio as compared to plan, as well as, for those with responsibility for a business unit, the relevant gross written premium, loss ratio and operating expense ratio as compared to plan.

Compensation Component	Objectives	Key Features
Long Term Incentive Awards	To align the interests of executives with the performance of the Company on a long-term basis. Aligns NEOs’ interests with those of our stockholders by promoting strong results over time.

The Admirals Program provides for stock awards to certain key underwriters and other employees that will vest in three years.  For the more senior levels, such award will vest in a range from 50% to 150% of the original number of shares awarded based on the Company’s cumulative growth in tangible book value over the relevant performance period.

Retirement Plans	To assist in saving for retirement in order to provide a level of anticipated retirement income.

Includes the 401(k) Plan for U.S. employees as well as a non-qualified deferred compensation plan for eligible executives who are U.S. employees and the U.K. pension scheme for U.K. employees, each of which provides for contributions by the Company on behalf of each eligible employee based upon the employee’s compensation as set forth in the applicable plan. Employees outside of the U.S. and the U.K. are eligible for similar benefits in their country of work.

Chief Executive Officer and Chief Financial Officer Compensation.  For 2018, the compensation of our President and Chief Executive Officer, Mr. Galanski, and Chief Financial Officer, Mr. DeFalco, included base salary, an annual incentive award, payable in cash, and a performance-based long-term incentive grant of performance units (the “Long Term Incentive Grant”).  Each element of their compensation is discussed separately below.  In respect of their 2018 compensation package, a number of factors were considered, including (i) the Company’s performance and return on equity to stockholders, (ii) their significant contributions to the visibility of the Company, (iii) their business and leadership skills and experience, (iv) the need to provide them with a significant incentive as well as to motivate and retain their services, and (v) the desire to be consistent with the objectives of the Company’s compensation program described above and its pay-for-performance philosophy.

In addition to these factors, Mr. Galanski’s compensation package is designed to demonstrate his importance to the continued growth of the Company.  Since Mr. Galanski joined the Company in 2001, the Company’s book value per share has increased from $8.525 to $41.55, and its share price has increased from $6.655 to $69.49.  (All such figures are as of December 31, 2000 and December 31, 2018, respectively, and have been adjusted to reflect the effect of the two-for-one stock split via a stock dividend on January 20, 2017.)

In respect of the base salaries for Messrs. Galanski and DeFalco in 2018, the Compensation Committee reviewed their respective base salaries relative to the salaries of chief executive officers and chief financial officers of peer companies, taking into consideration the performance of the Company over their respective tenures as Chief Executive Officer and Chief Financial Officer, both in an absolute sense as well as relative to its peers.  As a result of this review, the Committee elected not to increase Mr. Galanski’ s base salary but did provide a salary increase for Mr. DeFalco of $50,000 to a new salary of $575,000 in 2018. As described in further detail below under “Compensation Discussion and Analysis – Employment Agreements”, in 2018, Messrs. Galanski and DeFalco each entered into an employment agreement with the Company which fixes the base salary for each executive, which remain subject to annual review by the Compensation Committee.

The compensation packages for Messrs. Galanski and DeFalco provide for an annual incentive award to be paid pursuant to the 2005 Stock Incentive Plan in an amount based upon the Company’s results as described below as well as on qualitative measures set by the Compensation Committee at the beginning of the year.  It is intended to promote the Company’s pay-for-performance compensation philosophy by providing a direct linkage between Company performance, personal performance and executive compensation.  The annual incentive payments are administered by the Compensation Committee, which selects the performance targets and qualitative measures each year.  For more information, see “Compensation Discussion & Analysis – Second Amended and Restated 2005 Stock Incentive Plan – Annual Incentive Awards.”

Each of Messrs. Galanski and DeFalco has an annual incentive target equal to 100% of his respective base salary, with a range from 0 to 150% of such base salary based on relative achievement against the selected performance measures.  Their annual incentive is payable in cash.  For 2018, 75% of the incentive award was determined by the degree to which the Company achieved corporate performance targets (the “Financial Incentive Targets”) based on its budget plan with respect to year over year return on equity, the achievement of net income as compared to plan and combined ratio.  The Financial Incentive Targets are established annually during the budget plan process, and the plan is approved by the Board of Directors.  The plan considers new business opportunities, current market conditions and other relevant factors unique to the Company.  For 2018, the Financial Incentive Targets and the corresponding achievement level for that Financial Incentive Target were as follows:

Return on Equity	% of
(25% Weight)	Achievement
11.6% or more	150%
10.2%	125%
8.8%	100%
7.2%	75%
5.6%	50%
Less than 5.6%	0

Achievement of Adjusted Net Income	% of
(25% Weight)	Achievement
150% or more	150%
125%	125%
100% (Plan)	100%
75%	75%
50%	50%
Less than 50%	0

Combined Ratio	% of
(25% Weight)	Achievement
90.9% or less	150%
93.3%	125%
95.7% (Plan)	100%
98.3%	75%
100.9%	50%
More than 100.9%	0

The remaining 25% of the annual incentive award payable to Messrs. Galanski and DeFalco was based on the extent to which each executive met certain qualitative measures (the “Qualitative Incentive Targets”).  In the case of Mr. Galanski, the Qualitative Incentive Targets were set by the Compensation Committee, in consultation with the Corporate Governance and Nominating Committee, at the beginning of the year and these committees also assessed the extent of his achievement of these targets.  For 2018, the Qualitative Incentive Targets for Mr. Galanski consisted of strategic initiatives around the Company’s information technology structure, the International Insurance segment, integration of the newly acquired Belgian managing general agency and affiliated insurance carrier, talent management and other ongoing projects.  The Qualitative Incentive Targets for Mr. DeFalco were set by Mr. Galanski at the beginning of the year and Mr. DeFalco’s degree of achievement of these targets is assessed by Mr. Galanski. For 2018, the Qualitative Incentive Targets for Mr. DeFalco consisted of objectives regarding the continued improvement of operational effectiveness, integration of the newly acquired Belgian managing general agency and affiliated insurance carrier and other strategic initiatives.

Each Financial Incentive Target and the Qualitative Incentive Targets are evaluated independently and aggregated to determine the amount of the final incentive award for Messrs. Galanski and DeFalco. An aggregate achievement of 100% of the Financial Incentive Targets and Qualitative Incentive Targets (together, the “Executive Incentive Targets”) would entitle Messrs. Galanski and DeFalco to receive the full incentive award of 100% of their respective base salaries.  Achievement of 50% of their respective Executive Incentive Targets would entitle them to receive 50% of their respective base salaries as their respective incentive award, and achievement of 150% of the Executive Incentive Targets would entitle them to receive the maximum of 150% of their respective base salaries as their respective incentive award.  Achievement of between 50% and 150% of their respective Executive Incentive Targets would entitle them to receive a corresponding incentive award of between 50% and 150% of their respective base salaries, and achievement below 50% of the Executive Incentive Targets would mean that no incentive award would be granted to them.

With respect to the Financial Incentive Targets, the Compensation Committee measured the growth in tangible book value excluding the effect of the payment of quarterly dividends. For 2018, the Company’s return on equity was 4.9%, thereby earning 0% of this metric, the achievement of net income as compared to plan was 56.1%, thereby earning 56.1% of this metric, and the combined ratio was 100.7%, thereby earning 0% of this metric.  With respect to the Qualitative Incentive Targets, after discussion and consideration, the Compensation Committee decided to measure Mr. Galanski’s achievement at 150% and Mr. Galanski assessed Mr. DeFalco’s achievement at 150%.  These metrics resulted in Mr. Galanski achieving 64.5% of the Executive Incentive Targets; therefore, Mr. Galanski was granted a incentive payment of 64.5% of his base salary, or $644,806.  These metrics resulted in an incentive for Mr. DeFalco equal to 64.5% of the Executive Incentive Targets; therefore, Mr. DeFalco was granted an incentive payment of 64.5% of his base salary, or $370,764.

The Long Term Incentive Grant is an annual grant made under the Company Stock Plan, which for 2018 was equal to 200% of Mr. Galanski’s base salary and 100% of Mr. DeFalco’s base salary, each as of the date of the grant.  Each Long Term Incentive Grant will cliff vest upon the third anniversary of the grant, in a range from 50% to 150% of the original number of shares granted based on the Company’s cumulative growth in tangible book value during the three year performance period.  For the grant issued in 2018, if the cumulative growth in tangible book value for the performance period is 27%, the award will vest at 100% of its target.  However, if the cumulative growth in tangible book value is 32.4% or more the award will vest at 150% of its target and if the cumulative growth in tangible book value is less than 21.6% the award will vest at 50% of its target.  Achievement of between 21.6% and 32.4% of cumulative growth in tangible book value for the performance period would cause the Long Term Incentive Grant to vest at the corresponding value between 50% and 150% of the target.

The Compensation Committee believes that performance targets set for Messrs. Galanski and DeFalco in annual incentive awards as well as for the performance based portion of their Long Term Incentive Grants have been set at levels that can be achieved only with significant effort on their part and that payment of the maximum award amounts in either case would reflect results substantially in excess of expectations.  The Compensation Committee has no discretion to increase individual awards above the amount determined by the applicable incentive award criteria, but it does have discretion to make adjustments in recognition of unusual or nonrecurring events affecting the financial statements or in response to changes in applicable laws, regulations or accounting principles.  The Compensation Committee selects the applicable incentive award criteria, and the respective weights assigned to them, each year in the first quarter.  The compensation packages for Messrs. Galanski and DeFalco support the Company’s retention objectives by enabling the Company to provide them with fair, adequate and competitive compensation and appropriate incentives to enhance the profitability and growth of the Company.

Base Salaries.  The Company pays base salaries to each NEO to compensate the officer for their ongoing performance throughout the year, to promote retention and in accordance with accepted industry market practice.  Base salaries are determined after evaluating a number of factors, including local market conditions, individual job performance, amounts paid to executives with comparable experience at peer insurance companies, qualifications and responsibilities of executives at other insurance companies and underwriting management companies, and the overall financial results of the Company.  For NEOs, base salary increases are not generally awarded annually, but are awarded only when the Compensation Committee deems such increases appropriate after evaluating the various factors described above. Mr. Tizzio did not receive a salary increase in 2018.  Mr. Bassett’s salary was increased in 2018 from $550,000 to $575,000 and Mr. Casella’s salary was increased in 2018 from $550,000 to $580,000. The Company recognizes the need to pay competitive base salaries to support its recruitment and retention compensation objectives and its ability to provide fair, adequate and competitive compensation to the NEOs.

Annual Incentive Plan.  The Company’s Annual Incentive Plan, in which all employees of the Company other than the President and Chief Executive Officer and Executive Vice President and Chief Financial Officer participated in 2018, provides for the payment of annual incentive awards.  Awards to the NEOs under the Annual Incentive Plan were paid pursuant to the Company Stock Plan.

Awards under the Annual Incentive Plan are based on corporate performance, divisional underwriting performance and individual performance within the overall guidelines of the Annual Incentive Plan.  At more senior employee levels, awards are weighted somewhat more heavily toward corporate performance and, where applicable, divisional underwriting performance, whereas at lower levels awards are weighted somewhat more heavily toward individual performance.  The Compensation Committee determines the relative weights of the corporate, divisional and individual performance components of Annual Incentive Plan incentive awards, as well as the various elements of corporate performance and divisional performance, each year.

The Annual Incentive Plan supports the Company’s recruitment objectives by enabling the Company to attract qualified new employees.  The Annual Incentive Plan also supports the Company’s retention objectives, as well as its ability to provide participating NEOs with competitive compensation and appropriate incentives to enhance the profitability and growth of the Company.  Each of the NEOs has oversight responsibility for one of the Company’s various business segments, and the divisional component of the Annual Incentive Plan enables the Company to directly tailor the amount of his incentive compensation to the performance of the divisions within the segment he oversees.

The Committee believes that performance targets for annual incentive awards under the Annual Incentive Plan have been set at levels that can be achieved only with significant effort on the part of the NEOs who participate in the Annual Incentive Plan, and that payment of the maximum award amounts under the Annual Incentive Plan would reflect results substantially in excess of expectations.  The Compensation Committee has discretion to amend individual awards, subject to the maximum award amounts permitted under the Annual Incentive Plan, to ensure that such awards reflect the contributions of participating executives and in recognition of unusual or nonrecurring events affecting the financial statements or in response to changes in applicable laws, regulations or accounting principles.

The Annual Incentive Plan categorizes employees into several groups, which are subject to various performance indicators and objectives based upon responsibilities, skills, experience and other relevant factors appropriate for each group.  The performance of each employee is reviewed no less than once each year.  Employees in each group are eligible to earn an incentive compensation award based upon a target percentage of their base salary, which for 2018 ranged from 5% to 80% among the different groups.  Each of the participating NEOs has an incentive target of 80% of their base salary.  Under the Annual Incentive Plan, eligible employees may receive an annual award of up to 150% of the target percentage of their base salary.  For achievement of 100% of the corporate, individual and, where applicable, divisional performance targets, Annual Incentive Plan participants are entitled to receive 100% of their target percentages under the Annual Incentive Plan.  For achievement of less than 100% of such corporate, individual and, where applicable, divisional targets, Annual Incentive Plan participants receive correspondingly less than 100% of their target percentages.  For achievement of more than 100% of such corporate, individual and, where applicable, divisional targets, Annual Incentive Plan participants are entitled to receive correspondingly more than 100% of their target percentages under the Annual Incentive Plan, up to a maximum of 150% of their target percentages.  Regardless of the ultimate achievement, payout of Annual Incentive Plan awards is subject to the total funding made available for the annual incentive pool, as described below.

In 2018, the targets for the corporate performance component of the annual incentive award were based on the extent to which the Company achieved its 2018 budget plan with respect to return on equity value, adjusted pre-tax net income and the combined ratio, with these three elements being weighted at 35%, 35% and 30%, respectively, of corporate performance.  The targets for the divisional performance component of the annual incentive award were based on the extent to which the applicable business division achieved its 2018 divisional budget plan with respect to gross written premium, operating expense ratio, calendar year loss ratio and accident year loss ratio.  To enforce the Company’s responsible underwriting culture, missed targets for operating expense ratio and both loss ratios count more heavily than missed targets for gross written premium.  Each of these elements is then weighted at 25% of the divisional performance component.

For 2018, with respect to the corporate performance component of the annual incentive awards, the performance targets and the corresponding achievement level for the performance targets were as follows:

Return on Equity	% of
(35% Weight)	Achievement
11.6% or more	150%
10.2%	125%
8.8%	100%
7.2%	75%
5.6%	25%
Less than 5.6%	0

Achievement of Adjusted Pre-Tax Net Income	% of
(35% Weight)	Achievement
150% or more	150%
125%	125%
100% (Plan)	100%
75%	75%
50%	50%
Less than 50%	0

Combined Ratio	% of
(30% Weight)	Achievement
90.9% or less	150%
93.3%	125%
95.7% (Plan)	100%
98.3%	75%
100.9%	50%
More than 100.9%	0

Any amount below the minimum performance targets would have resulted in a zero for such target.  For 2018, the Company’s return on equity was 4.9%, the adjusted pre-tax net income was 56% of plan and the combined ratio was 100.7%.  Together, these converted to a 35.2% achievement relevant to the corporate performance component of the Annual Incentive Plan.

Where divisional performance targets are applicable, for employees at relatively senior levels, divisional performance is weighted 50% of the Annual Incentive Plan incentive award calculation, and corporate and individual performance are each weighted 25%.  Where divisional performance targets are not applicable, corporate and individual performance are each weighted at 50% for employees at such senior levels.  In addition, as in the past, the Compensation Committee determined that the amount of overall funding available for the annual incentive pool would be targeted initially to be between 7.5% and 15% of adjusted net income.  However, adjusted net income in 2018 was significantly affected due to high levels of large loss activity in our International division, as well as loss development in the Premises product within our U.S. Insurance division.  In order to ensure fair compensation for employees who were generally not associated with these losses, and in acknowledgement of the increased difficulty to retain talent in light of impending merger, at the discretion of the Compensation Committee, the funding made available for the annual incentive pool was increased to 21.5% of adjusted net income, which was calculated excluding incentive award compensation, dividend payments, merger and acquisition costs, unrealized gains and losses in our investment portfolio and fluctuations in currency exchange.  This amount still provided for incentive awards significantly below target in many cases, but enabled management to pay for performance where it was warranted and desirable.

The relative weight of the corporate, divisional and individual performance components used to determine the annual incentive awards for the NEOs varied as indicated above.  For Mr.  Bassett, who oversees multiple areas of the corporation, the overall annual incentive award is determined primarily by the Company’s corporate performance and by individual performance, adjusted by the achievement of the performance targets of the business lines that report up to him.  For Messrs. Casella and Tizzio, the overall annual incentive award is determined primarily by the achievement of the performance targets of the business lines that report up to each of them within their reporting segments, while factoring in the Company’s corporate performance and each of their individual performance.  After the achievement of the performance targets for the particular business lines were assessed and the corporate performance calculated, the individual performance component of the Annual Incentive Plan awards for Messrs. Bassett, Casella and Tizzio was recommended by Mr. Galanski to the Compensation Committee, based upon his reasoned, subjective evaluation of the individual performance of each such NEO.  The final resulting annual incentive award for each participating NEO was reviewed and approved by the Compensation Committee.

Based on the above, the annual incentive awards paid to Mr. Bassett was $480,000 and Mr. Tizzio received $450,000.  Mr. Casella was not paid an annual incentive award for 2018.

Admirals Program.  In 2006, the Compensation Committee, working with senior management of the Company, established the Admirals Program, which provides for special restricted stock unit award and performance unit award grants under the Company’s 2005 Stock Incentive Plan for certain key underwriters and other employees of the Company (“Admirals Awards”).  Only employees who are significant contributors to the Company and participate at relatively high levels in the Annual Incentive Plan generally receive Admirals Awards.

The Admirals Program is primarily designed to align the interests of management and stockholders, as well as to retain qualified employees and facilitate continuity of management by providing significant long-term incentive stock awards to key employees.  The Admirals Program also supports the Company’s recruitment objectives by enabling the Company to attract qualified new employees, and it enhances the Company’s ability to provide NEOs and others with competitive compensation and appropriate incentives to enhance the profitability and growth of the Company.  The size of each Admirals Award is determined by the Compensation Committee based upon the recommendation of senior management, and reflects the position of the award recipient within the organization, the importance of that individual to the continued growth and success of the Company, the need to retain his or her services and related factors.  The Compensation Committee determines the amount of any Admirals Program awards to the NEOs, and, as part of this decision, will consider the recommendations of the President and Chief Executive Officer.  The Admirals Program fits into the Company’s overall compensation objectives by providing a long-term retention mechanism targeted toward a limited number of significant and valued contributors.  Typically, recipients of Admirals Awards are considered for, but not guaranteed, an award each year.

For awards granted in 2015 under the Admirals Program, such awards cliff vested in 2018 upon the third anniversary of the grant date, and the actual number of such performance- units vesting was subject to variation from 0% to 150% based on the Company meeting a cumulative growth in book value per share target during the three year performance period, as set by the

Compensation Committee.  Based on the performance, the Admirals Awards vesting in 2018 vested at 77% of the target amount of performance units.

For those in more senior positions, awards granted under the Admirals Program in 2016, 2017 and 2018 vest upon the third anniversary of the grant date in a range from 50% to 150% of the original target amount of performance units, based on the Company’s cumulative growth in tangible book value over the three year performance period.  The chart below lists, for Admirals Awards issued in 2018, the target cumulative growth in tangible book value over the three-year performance period for a recipient to receive the maximum, target and threshold amount of shares under an Admirals Award. Admirals Program grants are generally awarded in late February or early March of each year.

Cumulative Growth in Tangible Book Value		% of Target Shares Received
Maximum	32.9% or more	150%
Target	27%	100%
Threshold	13.5% or less	50%

For cumulative growth in tangible book value between 18% and 42% for the three-year vesting period, the employee will receive a corresponding percentage of the target award ranging between 50% and 150% of target.

In 2018, the Compensation Committee approved awards under the Admirals Program to Messrs.  Bassett and Tizzio at the target amount of 7,500 and Mr. Casella at the target amount of 5,000, each of which will vest three years from the date of grant in a range from 50% – 150% of the target amount based on the Company’s cumulative growth in tangible book value as described above.  The amount of these grants and the decision to authorize them reflect the Compensation Committee’s consideration of each of their importance to the Company, the importance of the functions they oversee to the Company’s success, and the need to provide each of them with long term incentive and to retain their services.

Retirement Income Plans.   The Company’s retirement income plans include the 401(k) Plan, which includes a Retirement Savings Account, and the U.K. Plan.  In addition, the Company provides retirement benefits in the additional jurisdictions in which it has employees, in accordance with local law and custom.  All U.S. employees are eligible to participate in the Company’s 401(k) Plan, a defined contribution plan.  The Plan provides for the Company to match each participating U.S. employee’s annual contributions to the 401(k) Plan up to 4% of such employee’s base salary and Annual Incentive Plan award for such year, subject to certain maximum contribution limits under applicable law.  In addition, at the discretion of the Compensation Committee, depending upon the yearly financial performance of the Company, the Company may contribute up to an additional 4% of each eligible employee’s base salary for such year. For 2018, the Compensation Committee elected not to make any additional contributions to the 401(k) Plan. The Company’s 401(k) Plan matching contributions and, for employees hired prior to January 1, 2012, any discretionary contributions, vest immediately.  For employees hired on or after January 1, 2012, any discretionary contributions vest in annual installments of 20% on each of the second, third, fourth, fifth and sixth anniversaries of the date on which an employee joined the Company, and become fully vested after the employee has been employed by the Company for six years.

In addition, as part of the 401(k) Plan, the Company’s sponsors a Retirement Savings Account that provides for a mandatory annual contribution by the Company on behalf of each eligible employee.  For employees hired prior to January 1, 2015, the Company provides a contribution of 7.5% of such employee’s base salary, and for employees hired on or after January 1, 2015, the Company provides a contribution of 5% of such employee’s base salary.  The Company’s contributions to the Retirement Savings Accounts are subject to certain maximum contribution limits under applicable law.  All U.S. employees hired prior to January 1, 2012 were eligible to participate in the Retirement Savings Account as of the January 1st immediately following their date of hire.  All U.S. employees hired on or after January 1, 2012 become eligible to participate in the Retirement Savings Account as of the first day of the next calendar year quarter following the one year anniversary of their employment with the Company.  The Company’s contributions to an employee’s Retirement Savings Account vest in annual installments of 20% on each of the second, third, fourth, fifth and sixth anniversaries of the date on which an employee joined the Company, and become fully vested after the employee has been employed by the Company for six years.

The Company’s U.K. employees participate in the U.K. Plan rather than in the 401(k) Plan and the Retirement Savings Account.  The U.K. Plan, like the 401(k) Plan, is a defined contribution plan.  The U.K. Plan provides for a mandatory monthly contribution by the Company on behalf of each eligible employee.  The Company provides employees hired prior to January 1, 2015 with a contribution of 15% of such employee’s base salary, and provides employees hired on or after January 1, 2015 with a contribution of 12% of such employees base salary.  All Company contributions to the U.K. Plan vest immediately.  U.K. employees are also entitled to make a voluntary annual contribution to the U.K. Plan, which is deducted from their net base salary.  All U.K. employees become eligible to participate in the U.K. Plan as of the date they become employees of the Company.  In addition, the Company provides retirement benefits in the additional jurisdictions in which it has employees, in accordance with local law and custom, in an amount that the Company feels to be competitive with others in the market, to attract and retain local talent.

The 401(k) Plan, the Retirement Savings Account, the U.K. Plan and other local retirement benefits are together considered important long term retirement benefits that support the Company’s overall compensation objectives by helping to provide fair, adequate and competitive compensation to all employees, by helping to attract qualified new employees, and by facilitating the long term retention of key existing employees.  The Retirement Savings Account and the U.K. Plan facilitate recruiting and retention by distinguishing the Company from many of its peer companies that do not provide this element of compensation.  The Company’s retirement benefits also facilitate retirement planning by NEOs and other employees.

The Company does not offer a defined benefit pension plan.  Starting in 2015, the Company introduced a nonqualified deferred compensation plan for the benefit of NEOs and certain other members of management (the “Deferred Compensation Plan”).  The Deferred Compensation Plan provides retirement benefits to NEOs and certain other key members of management (the “Key Employees”), allowing Company contributions for the benefit of such individuals which would be payable under the 401(k) Plan but for the limits imposed by the Internal Revenue Code (the “Code”).  The Key Employees as well as certain additional members of management are also eligible to elect to defer portions of their base salary and incentive award each year pursuant to the Deferred Compensation Plan.

Under the Deferred Compensation Plan, the Key Employees may make a contribution to their plan account of up to 4% of their eligible compensation, which includes their base salary and annual incentive award, exceeding the maximum compensation limit for qualified contributions to the 401(k) Plan.  Under the Deferred Compensation Plan, the Company makes a matching contribution equal to 100% of a Key Employee’s contribution.  The Company also makes an additional contribution of 5% of each Key Employee’s base salary on an annual basis, which is subject to a vesting schedule based on the number of years of service of the employee, aligning with the vesting of the employee’s Retirement Savings Account.  In addition, under the Deferred Compensation Plan, all eligible employees may elect to defer up to 50% of their base salary and up to 90% of their incentive award each year.

All amounts that are contributed or deferred under the Deferred Compensation Plan may be invested in one or more designated investment options, which are substantially similar to the investment options available in the 401(k) Plan.  Distributions of amounts under the Deferred Compensation Plan may be made in a lump sum amount or in annual installments upon specific events at the election of the employee.

Employee Stock Purchase Plan.  The Company’s Employee Stock Purchase Plan provides employees, including NEOs, with the opportunity to acquire, subject to certain annual limits, shares of our Common Stock at a 10% discount from the market price at the beginning or end of each six-month plan period, whichever is less.  Employees purchase these shares through regular payroll deductions.  The Company generally encourages its employees to own its stock, and have their equity at risk, to better align the long term interests of its employees and stockholders.

General Benefits.  Executive officers also participate in those benefit arrangements which are available to our employees, including health and welfare benefit plans.

Mr. Galanski receives a car allowance from the Company in the amount of $12,000 per year, pursuant to the terms of his employment agreement.  In addition, the Company pays for the cost of an annual physical examination for executive officers.

Employee Assignment Benefits.  As a global organization, from time to time the Company may look to hire or relocate an employee to an international location away from their home state. To facilitate the assignment of experienced employees to support business, it is our practice to provide for the reimbursement of certain expenses incurred as a result of international relocation and assignment.  The objective of this is to minimize the changes the employee may experience and ensure that the employee not be financially disadvantaged or advantaged in a meaningful way as a result of the relocation.  This practice helps the Company quickly meet its business needs around the world and develop its employees.  Michael J. Casella joined the Company in April 2016 as President, Navigators International, overseeing the Company’s International Insurance segment and, in connection with such, was relocated to the United Kingdom.  As a result, Mr. Casella receives certain benefits in connection with his international assignment.  For 2018, these benefits included the cost of housing (including certain housing expenses), a cost of living adjustment (a cash adjustment designed to provide equivalent purchasing power) and tax equalization payments.

Employment Arrangements.  In 2018, the Company entered into employment agreements with Mr. Galanski and Mr. DeFalco.  Among the factors considered by the Company in determining the appropriate base salary, incentive and total compensation levels for Mr. Galanski and Mr. DeFalco was compensation information for corresponding executive officers in peer companies, as well as guidance from compensation consultants engaged by the Compensation Committee. None of the other NEOs had an employment agreement with the Company during 2018.  For a discussion of the agreements with Mr. Galanski and Mr. DeFalco, please see “Employment Agreements” below.

Additionally, in 2018 in connection with the anticipated Merger, to secure the continued service of certain of our NEOs whether or not the Merger ultimately closes and to ensure each NEO’s continued dedication to the Company, each of our other NEOs, Messrs. Bassett, Casella and Tizzio, entered into agreements that included certain performance-based cash bonuses to be paid in the future subject to certain conditions. The terms of these agreements are described in further detail below.

As noted above, on March 9, 2019, the Company accepted the retirement of Michael J. Casella, effective March 15, 2019. The Company entered into a retirement agreement with Mr. Casella providing for a lump-sum cash payment equal to $2,042,166, payable within thirty (30) days of his retirement date, an amount that reflects (a) compensation for Mr. Casella’s outstanding President’s Award in the amount of $870,000, (b) compensation for Mr. Casella’s outstanding and unvested stock awards in the amount of $875,000, (c) severance in the amount of $290,000, representing six months’ base salary, and (d) compensation for early lease termination fees in connection with an apartment leased by Mr. Casella in the amount of $7,166, in consideration for Mr. Casella’s agreeing to (x) a general release of all claims in favor of the Company and its affiliates, (y) provide certain limited transition services to the Company during the one-year period following his retirement date and (z) certain restrictive covenants, including confidentiality, non-disparagement and non-solicitation provisions. In addition, the Company will also provide certain assignment-related tax preparation services to Mr. Casella as deemed necessary by the Company.

President’s Awards. In connection with the anticipated Merger, to secure the continued service of certain key employees whether or not the Merger ultimately closes and to ensure continued dedication of such key employees to the Company, certain of our executives, including three of our NEOs (Messrs. Bassett, Casella, and Tizzio), entered into agreements in 2018 that included future payment of performance-based long-term cash bonuses subject to certain conditions being met. These performance-based cash bonuses will generally vest on June 30, 2022 as described below, subject to each NEO’s continued employment with the Company through such date, unless his or her employment with the Company terminates due to death or disability, or if he or she experiences a qualifying termination of employment within one year following a change in control (as defined in the executive’s award agreement), in which case the executive would be entitled to the minimum target vesting amount provided in his or her award agreement. The minimum target vesting amount specified in each award agreement is subject to upward adjustment based on satisfaction of certain “performance goals” during the 36-month period from January 1, 2019 through December 31, 2021 (or, if a change in control occurs between January 1, 2020 and December 31, 2021, from January 1, 2019 through the date of such change in control). However, if a change in control occurs prior to January 1, 2020, the lump-sum cash bonus will be payable in the minimum target vesting amount without adjustment. The award amount is generally payable within 30 days after June 30, 2022, but in the event of a change in control prior to such date, the award amount will be payable one year from the date of the change in control. An NEO will not be entitled to the cash bonus associated with the president’s award agreement if such NEO’s employment with the Company terminates prior to the payment date for any reason other than due to his death, disability or, in each case after a change in control, a termination by the Company without cause or a resignation by the NEO for good reason.

Each of our NEOs is subject to non-solicitation obligations in the president’s award agreements.

The cash bonuses payable to the Company’s NEOs pursuant to the president’s award agreements are as follows:

Name	Title	President’s Award
H. Clay Bassett, Jr.	Senior Vice President and Chief Underwriting Officer and President of Assumed Reinsurance	$862,500
Michael J. Casella	President of International Insurance	$870,000
Vincent C. Tizzio	President of U.S. Insurance	$900,000

Mr. Casella’s President’s Award was paid in full upon his retirement, as described above.

Stock Ownership Guidelines.  The Company requires the Chief Executive Officer and Chief Financial Officer of the Company to maintain ownership of common stock of the Company equal to five and three times their respective base salaries. As of December 31, 2018, this is equivalent to an investment in the Company by Mr. Galanski of $5,000,000 and Mr. DeFalco of $1,725,000, representing 71,953 and 24,824 common shares as of December 31, 2018, respectively, based on the closing price of $69.49 per common share as of December 31, 2018.  We believe that the levels of share ownership specified above provide a meaningful alignment of the interests of our Chief Executive Officer and Chief Financial Officer with the interests of our stockholders, which furthers our goal to provide attractive long-term returns for our stockholders.  As of the date hereof, both Messrs. Galanski and DeFalco have achieved their target ownership levels.  Common stock owned outright, common stock that is subject to vested unexercised share options, unvested restricted shares and unvested share units are counted toward fulfilling this requirement.

Relationship Between Compensation Policies and Risk Management.  The Company has assessed the Company’s compensation programs and does not believe that there are any risks arising from the compensation policies and practices for employees that are reasonably likely to have a material adverse effect on the Company.  Given (1) the emphasis of underwriting profitability, rather than growth in premium revenues, in measuring both corporate and individual performance, (2) that a significant portion of compensation is generally paid in equity that vests over a long period of time, and (3) that the vesting of a significant portion of such equity is dependent upon cumulative growth in tangible book value over an extended period of time, the Company does not feel that this incentive compensation structure encourages any unnecessary or excessive risk to be taken by management.

Summary Compensation Table

The following table sets forth a summary of the compensation paid by the Company to the NEOs.

2018 SUMMARY COMPENSATION TABLE

Name and Principal Position (a)	Year (b)	Salary ($)(c)	Bonus ($)(d)	Stock Awards (1)($)(e)	Option Awards (S) (f)	Non- Equity Incentive Plan Compensation (2)($) (g)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($) (h)	All Other Compensation (3) ($) (i)	Total ($)(j)
Stanley A. Galanski	2018	1,000,000	—	2,000,030	—	644,806	—	127,424	3,772,260
President & Chief Executive Officer	2017	1,000,000	—	2,000,020	—	468,877	—	143,064	3,611,961
	2016	1,000,000	—	2,360,897	—	916,000	—	140,925	4,417,822
Ciro M. DeFalco	2018	566,667	—	575,019	—	370,764	—	76,915	1,589,365
SVP & Chief Financial Officer	2017	525,000	—	525,028	—	282,916	—	87,507	1,420,451
	2016	518,333	—	485,880	—	467,775	—	72,286	1,544,274
H. Clay Bassett, Jr.	2018	570,833	—	406,125	—	480,000	—	73,972	1,530,930
SVP & Chief Underwriting Officer	2017	550,000	—	417,750	—	100,000	—	81,164	1,148,914
	2016	545,833	—	404,900	—	430,000	—	79,230	1,459,963
Michael J. Casella,	2018	561,250	—	270,750	—	—	—	820,195	1,652,195
President, International Insurance (4)	2017	550,000	—	417,750	—	—	—	494,792	1,462,542
	2016	412,500	570,860	1,652,200	—	333,000	—	895,792	3,864,352
Vincent C. Tizzio	2018	600,000	—	406,125	—	450,000	—	80,347	1,536,472
President, U.S. Insurance	2017	595,833	—	417,750	—	400,000	—	78,305	1,491,888
	2016	575,000	—	404,900	—	460,000	—	81,415	1,521,315

(1)

The amounts shown in the “Stock Awards” column equal the estimate of aggregate compensation cost to be recognized over time with respect to incentive stock awards including performance-based awards granted in such year determined as of the grant date under FASB ASC Topic 718 and excluding the effect of estimated forfeitures.  The following portion of the value shown in the “Stock Awards” column represents the grant date value of performance-based awards based upon the probable outcome as of the grant date of such performance criteria: for 2018, the entire amount shown for each of Messrs. Galanski, DeFalco, Bassett, Casella and Tizzio (based on the closing stock price on the date of grant of $54.15); for 2017, the entire amount shown for each of Messrs. Galanski, DeFalco, Bassett, Casella and Tizzio (based on the closing stock price on the date of grant of $55.70); for 2016, $2,000,044 for Mr. Galanski (based on the closing stock price on the date of grant of $40.49), $1,239,150 for Mr. Casella (based on the closing stock price on the date of grant of $41.305) and the entire amount shown for Messrs. DeFalco, Bassett and Tizzio (based on the closing stock price on the date of grant of $40.49). (All such figures have been adjusted to reflect the effect of the two-for-one stock split via a stock dividend on January 20, 2017.) The performance- based awards vest three years from the date of grant in accordance with the terms of the Admirals Program, other than the performance-based awards granted to Mr. Galanski each year and the performance-based awards granted to Mr. DeFalco in 2016, 2017 and 2018, which vest three years from the date of grant in accordance with the terms of their respective Long-Term Incentive Grant, as well as the performance-based awards granted to Mr. Casella in 2016, which were granted as a condition to his employment and vest based on the three-year average underwriting year combined ratio and three-year average growth in gross written premium of the Company’s International Insurance segment over which Mr. Casella has oversight.  Assuming the highest level of performance, the grant date fair value of the performance-based award granted in 2018 to Mr. Galanski would equal $3,000,072, to Mr. DeFalco would equal $862,529, to each of Messrs. Bassett and Tizzio would equal $609,188 and to Mr. Casella would equal $406,125. The minimum grant date fair value of the performance-based awards granted in 2018 to Mr. Galanski would equal $1,000,015, to Mr. DeFalco would equal $287,510, to each of Messrs. Bassett and Tizzio would equal $203,063 and to Mr. Casella would equal $135,375.  The remaining amounts reflected in the “Stock Awards” column represent the grant date fair value of incentive stock awards that are not subject to performance vesting conditions.  These include awards given to Mr. Casella as a sign on award in 2016 and an award granted to Mr. Galanski in 2016 as part of his annual incentive award, which vests in four equal installments on the first, second, third and fourth anniversaries of its grant date.  No option or SARs awards were granted in 2018, 2017, or 2016.

(2)	The amounts reflect the annual incentive awards paid for 2018 to each NEO.

(3)	See the All Other Compensation table for additional information. For any payments delivered in British pounds, the dollar equivalent was determined based on an average quarterly exchange rate.
(4)	Mr. Casella retired from the Company effective March 15, 2019.

The following table describes each component of the All Other Compensation column in the Summary Compensation Table above.

Name	Year	401(k) Match ($)	401(k) Discretionary Contribution	Retirement Savings Account Contribution ($)	Deferred Compensation Plan Contribution (1) ($)	Group Term Life Insurance Premium ($)	Executive Physical Exam ($)	Int’l Assignment Benefits (2) ($)	Gross Up Payments for Tax Benefits (3)	Other (4) ($)	Total ($)
Stanley A. Galanski	2018	11,000	—	20,625	71,530	5,995	4,650	—	—	13,624	127,424
Ciro M. DeFalco	2018	11,000	—	20,625	37,766	7,524	—	—	—	—	76,915
H. Clay Bassett, Jr.	2018	11,000	—	20,625	30,825	2,622	4,650	—	—	4,250	73,972
Michael J. Casella	2018	11,000	—	13,750	28,283	4,902	—	727,735	32,910	1,615	820,195

Vincent C. Tizzio	2018	11,000	—	20,625	45,450	2,622	250	—	—	400	80,347

(1)

Compensation under the non-qualified deferred compensation plan includes both matching contributions up to 4% of the employee’s base salary and bonus in excess of $270,000 as well as a 5% contribution of the employee’s base salary in excess of $270,000.  See “Compensation Discussion and Analysis – Retirement Income Plans” for more information.

(2)

As discussed above in Compensation Discussion and Analysis – Employee Assignment Benefits, the Company maintains a practice related to international relocation and assignment.  The objective is to minimize the changes the employee may experience and ensure that the employee not be financially disadvantaged or advantaged in a meaningful way as a result of the relocation. In 2018, the Company paid Mr. Casella relocation related payments of $140,674 to address the incremental cost of housing, living and other associated costs related to his assignment in the United Kingdom and tax equalization payments of $587,061 to ensure that Mr. Casella bore a tax burden that would be comparable to his U.S. tax burden on income that was not related to the international relocation and temporary assignment.

(3)	In 2018, Mr. Casella received $32,910 as a gross-up payment in connection with the tax equalization payments made by the Company.
(4)

Other compensation included: $12,000 to Mr. Galanski for his car allowance and $1,624 for reimbursement of legal fees in connection with the Merger; $400 to Mr. Bassett for reimbursement of a gym membership and $3,850 for reimbursement of legal fees in connection with the Merger; $1,615 to Mr. Casella for reimbursement of legal fees in connection with the Merger; and $400 to Mr. Tizzio for reimbursement of a gym membership.

Grants of Plan-Based Awards

The following table contains information concerning the grants of plan-based awards made to each of the Named Executive Officers in the year ended December 31, 2018.

2018 GRANTS OF PLAN-BASED AWARDS

		Estimated Future Payouts Under Equity Incentive Plan Awards					Estimated Future Payouts Under Equity Incentive Plan Awards
Name (a)	Grant Date (b)	Threshold ($)(c)	Target ($) (d)	Maximum ($)(e)	Threshold (#)(f)	Target (#)(g)	Maximum (#)(h)		All Other Stock Awards: Number of Shares of Stock Units (#)(i)	All Other Awards: Number of Securities Underlying Options (#)(j)	Exercise or Base Price of Option Awards $/Share (k)	Grant Date Fair Value of Stock and Option Awards (1) ($)(l)
Stanley A. Galanski	03/02/2018	0	1,000,000	1,500,000	18,468	36,935	55,403	(2)	—	—	—	2,000,030
Ciro M. DeFalco	03/02/2018	0	575,000	862,500	5,310	10,619	15,929	(3)	—	—	—	575,019
H. Clay Bassett, Jr.(4)	03/02/2018	0	460,000	862,500	3,750	7,500	11,250	(4)	—	—	—	406,125
Michael J. Casella (4)	03/02/2018	0	440,000	825,000	2,500	5,000	7,500	(4)				270,750
Vincent C. Tizzio (4)	03/02/2018	0	480,000	900,000	3,750	7,500	11,250	(4)				406,125

(1)

Grant Date Fair Value has been calculated as of the date of the grant under FASB ASC Topic 718, excluding the effect of estimated forfeitures, based on the closing price of the Company’s common stock on the date of grant.

(2)

These performance units were issued under the 2005 Stock Incentive Plan and vest on March 2, 2021 in accordance with the performance metrics for the Chief Executive Officer’s Long Term Incentive Grant as described above under “Compensation Discussion and Analysis – Chief Executive Officer and Chief Financial Officer Compensation.”

(3)

These performance units were issued under the 2005 Stock Incentive Plan and vest on March 2, 2021 in accordance with the performance metrics for the Chief Financial Officer’s Long Term Incentive Grant as described above under “Compensation Discussion and Analysis – Chief Executive Officer and Chief Financial Compensation.”

(4)

These performance units were issued pursuant to the Admirals Program and vest on March 2, 2021 in accordance with the performance terms of Admirals Awards described above under “Compensation Discussion and Analysis – Admirals Program.”

Employment Agreements

In August 2018, the Company entered into a new employment agreement with Mr. Galanski, which superseded his prior employment agreement. This new employment agreement provides for an initial term expiring on December 31, 2019, which term continues for successive one-year periods unless either party elects to terminate. Mr. Galanski is entitled to an initial annual base salary of $1,000,000 under the new employment agreement.

Also in August 2018, the Company entered into an employment agreement with Mr. DeFalco, who was not previously party to an employment agreement with the Company or its subsidiaries. Under his employment agreement, Mr. DeFalco is eligible for a cash retention award equal to $575,000, payable on January 1, 2020 (or as soon as administratively practicable thereafter), if he remains employed by the Company or its subsidiaries through December 31, 2019, or if his employment is terminated by the Company or its subsidiaries other than for “cause” or if he resigns for “good reason” (as defined in his employment agreement), in each case, during the 12-month period following a change in control. Like Mr. Galanski’s agreement,

Mr. DeFalco’s employment agreement also provides for an initial term expiring on December 31, 2019, which term continues for successive one-year periods unless either party elects to terminate. Mr. DeFalco is entitled to an initial annual base salary of $575,000 under his employment agreement.

Under both employment agreements for Mr. Galanski and Mr. DeFalco, each executive is eligible for an annual performance bonus based upon the Company’s actual performance as compared to performance targets pre-established by the Compensation Committee. Under the employment agreements, each executive’s initial annual performance bonus target amount is 100% of base salary, with a maximum annual performance bonus amount equal to 150% of his bonus target amount. These target amounts and maximum bonus amounts will be subject to periodic review by the Compensation Committee but will not be decreased to amounts less than the amounts described above. The employment agreements also entitle the executives to other benefits, such as equity and other long-term incentive awards that may be extended generally from time to time to senior officers of the Company and its subsidiaries, as approved by the Compensation Committee, and all benefit plans made available to senior officers of Company and its subsidiaries, such vacation, holidays and sick leave as the Company may reasonably determine, and reimbursement of reasonable expenses. Mr. Galanski is also entitled to a monthly automobile expense allowance of $1,000.

Under both the employment agreements, each executive will receive certain compensation in the event that his employment is terminated by the Company or its subsidiaries for any reason other than for cause, or if the executive resigns for good reason (i.e., a qualifying termination). If the executive’s employment is terminated by reason of a qualifying termination, the applicable executive will be entitled to receive continued payment of his base salary for 12 months, an amount equal to 100% of his target annual bonus for the year in which the employment terminates (payable within 60 days after the qualifying termination), any annual bonus earned in the year prior to the year in which the employment terminates and not yet paid and, for 18 months following the qualifying termination (or 12 months for Mr. DeFalco), subsidized (at active employee rates) continuation coverage under the Consolidated Omnibus Budget Reconciliation Act of 1985, as amended (COBRA).

Each of Mr. Galanski and Mr. DeFalco is subject to non-solicitation obligations in his respective employment agreement. Mr. Galanski is also subject to non-competition obligations in his employment agreement.

For purposes of the employment agreements, “cause” is generally defined to include the executive’s: (i) commission of a felony; (ii) engagement in conduct involving fraud, moral turpitude, dishonesty, gross misconduct, embezzlement, or theft; (iii) failure to perform material duties assigned to him (subject to a 30-day cure period); or (iv) material breach of the employment agreement or any Company policy (subject to a 5-day cure period, to the extent the breach is curable).

For purposes of the employment agreements, “good reason” generally occurs if the Company: (i) materially reduces or alters the rights, responsibilities, duties or authority of the executive, including demoting the executive to a lower-level position; (ii) materially reduces the executive’s base salary, annual performance bonus target or long-term incentive target; (iii) changes the executive’s principal location of work by more than 50 miles; (iv) requires the executive to take any action which would violate any federal, state or local criminal law; or (v) materially breaches the employment agreement, in each case, subject to a 30-day cure period.

None of the remaining NEOs is currently a party to an employment agreement with the Company or any of its subsidiaries; however, see “Compensation Discussion and Analysis – President’s Awards” above for information regarding certain employment arrangements for other NEOs.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information for each of the NEOs with respect to their outstanding equity awards as of December 31, 2018.

OUTSTANDING EQUITY AWARDS AT 2018 FISCAL YEAR-END

	Option Awards					Stock Awards (1)
Name(a)	Number of Securities Underlying Unexercised Options (#) Exercisable (b)	Number of Securities Underlying Unexercised Options (#) Unexercisable (c)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Option Unearned Exercise Options(#)(d)	Options Exercise Price ($)(e)	Options Expiration Date (f)	Number of Shares or Units of Stock That Have Not Vested (#)(g)	Market Value of Shares of Units of Stock That Have Not Vested (1)($)(h)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#) (i)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (1) ($) (j)
Stanley A. Galanski	—	—	—	—	—	6,606(2)	459,051	122,238(3)	8,494,319
Ciro M. DeFalco	—	—	—	—	—	—	—	32,045(4)	2,226,807
H. Clay Bassett, Jr.	—	—	—	—	—	—	—	25,000(5)	1,737,250
Michael J. Casella	—	—	—	—	—	—	—	42,500(6)	2,953,325
Vincent C. Tizzio	—	—	—	—	—	—	—	25,000(7)	1,737,250

(1)	Market Value based on December 31, 2018 closing price of the Company’s common stock of $69.49.
(2)	Includes 2,330 restricted stock units that vested on 2/10/19, as well as 4,276 restricted stock units that will vest in two equal installments on 2/9/19 and 2/9/20.
(3)

Includes 49,396 performance units that vested in the amount of 24,698 common shares on 2/28/19 based on the degree of achievement of corporate performance targets, as well as 35,907 performance units that will vest on 3/3/20 and 36,935 performance units that will vest on 3/2/2021, in each case subject to meeting pre-determined corporate performance targets. For further discussion, please see “Compensation Discussion and Analysis – Chief Executive Officer and Chief Financial Officer Compensation” above.

(4)

Includes 12,000 performance units that vested in the amount of 6,000 common shares on 2/28/19 based on the degree of achievement of corporate performance targets, as well as 9,426 performance units that will vest on 3/30/20 and 10,619 performance units that will vest on 3/2/21. For further discussion, please see “Compensation Discussion and Analysis – Chief Executive Officer and Chief Financial Officer Compensation” above.

(5)

Includes 10,000 performance units that vested in the amount of 7,770 common shares on 2/28/19 based on the degree of achievement of corporate performance targets, as well as 7,500 performance units that will vest on 3/3/20 and 7,500 performance units that will vest on 3/2/21, in each case in accordance with the terms of the Admirals Program. For further discussion of the Admirals Program, please see “Compensation Discussion and Analysis – Admirals Program” above.

(6)

Includes 30,000 performance units that vested in the amount of 15,000 common shares on 2/28/19 based on the degree of achievement of corporate performance targets, as well as 7,500 performance units that will vest on 3/3/20 and 5,000 performance units that will vest on 3/2/21, in each case in accordance with the terms of the Admirals Program. For further discussion of the Admirals Program, please see “Compensation Discussion and Analysis – Admirals Program” above.

(7)

Includes 10,000 performance units that vested in the amount of 7,770 common shares on 2/28/19 based on the degree of achievement of corporate performance targets, as well as 7,500 performance units that will vest on 3/3/20 and 7,500 performance units that will vest on 3/2/21, in each case in accordance with the terms of the Admirals Program. For further discussion of the Admirals Program, please see “Compensation Discussion and Analysis – Admirals Program” above.

Options Exercised and Stock Vested

The following table sets forth information for each of the NEOs with respect to options exercised and stock grants vested, and the value realized on such exercise or vesting, during the year ended December 31, 2018.

2018 OPTIONS EXERCISED AND STOCK VESTED

	Option Awards		Stock Awards
Name (a)	Number of Shares Acquired on Exercise (#) (b)	Value Realized on Exercise ($) (c)	Number of Shares Acquired on Vesting (#) (d)	Value Realized on Vesting (1) ($) (e)
Stanley A. Galanski	—	—	47,055	2,574,820
Ciro M. DeFalco	—	—	7,620	424,053
H. Clay Bassett, Jr.	—	—	6,858	381,648
Michael J. Casella	—	—	5,000	279,500
Vincent C. Tizzio	—	—	6,858	381,648

(1)	Calculated based on the product of the number of shares acquired on vesting of the stock award multiplied by the closing stock price on the NASDAQ National Market on the vesting date.

The following table sets forth the payments that would be received by each NEO if his employment with the Company were terminated as of December 31, 2018.

POTENTIAL PAYMENTS UPON TERMINATION OF EMPLOYMENT

	Cash Severance Payment $	Continuation of Medical/ Welfare Benefit (present value) $	Acceleration and Continuation of Equity Awards $	Total Termination Benefits $
Stanley A. Galanski(1)
- Voluntary Retirement	—	—	8,953,370	8,953,370
- Voluntary Termination	—	—	—	—
- Involuntary Termination for Cause	—	—	—	—
- Involuntary Termination (Without Cause or for Good Reason) (2)	2,000,000	32,470	8,953,370	10,985,840
- Involuntary or Good Reason Termination after Change in Control	2,000,000	32,470	8,953,370	10,985,840
- Termination on Death or Disability	2,000,000	32,470	8,953,370	10,985,840
Ciro M. DeFalco
- Voluntary Retirement	—	—	2,226,807	2,226,807
- Voluntary Termination	—	—	—	—
- Involuntary Termination for Cause	—	—	—	—
- Involuntary Termination (Without Cause or for Good Reason) (3)	1,150,000	861	2,226,807	3,377,668
- Involuntary or Good Reason Termination after Change in Control	1,150,000	861	2,226,807	3,377,668
- Termination on Death or Disability	1,150,000	861	2,226,807	3,377,668
H. Clay Bassett, Jr.
- Voluntary Retirement	—	—	1,737,250	1,737,250
- Voluntary Termination	—	—	—	—
- Involuntary Termination for Cause	—	—	—	—
- Involuntary Termination Without Cause	—	—	—	—
- Involuntary or Good Reason Termination after Change in Control (4)	862,500	—	1,737,250	2,599,750
- Termination on Death or Disability (4)	862,500	—	1,737,250	2,599,750
Michael J. Casella (5)
- Voluntary Retirement	—	—	2,953,325	2,953,325
- Voluntary Termination	—	—	—	—
- Involuntary Termination for Cause	—	—	—	—
- Involuntary Termination Without Cause	—	—	—	—
- Involuntary or Good Reason Termination after Change in Control (4)	870,000	—	2,953,325	3,823,325
- Termination on Death or Disability (4)	870,000	—	2,953,325	3,823,325
Vincent C. Tizzio
- Voluntary Retirement	—	—	1,737,250	1,737,250
- Voluntary Termination	—	—	—	—
- Involuntary Termination for Cause	—	—	—	—
- Involuntary Termination Without Cause	—	—	—	—
- Involuntary or Good Reason Termination after Change in Control (4)	900,000	—	1,737,250	2,637,250
- Termination on Death or Disability (4)	900,000	—	1,737,250	2,637,250

(1)

On February 4, 2019, it was announced that, upon the completion of the Merger, Mr. Galanski will assume an executive advisory role during a transition period. Mr. Galanski will continue to perform his duties as President and Chief Executive Officer of the Company through the completion of the Merger.

(2)

As provided in Mr. Galanski’s employment agreement with the Company and based upon Mr. Galanski’s annual base salary of $1,000,000 as of December 31, 2018, Mr. Galanski would be entitled to receive continued payment of his base salary for 12 months, an amount equal to 100% of his target annual bonus for the year in which the employment terminates (payable within 60 days after the qualifying termination), any annual bonus earned in the year prior to the year in which the employment terminates and not yet paid and, for 18 months following the qualifying termination, subsidized (at active employee rates) continuation coverage under COBRA. For a discussion of the terms of Mr. Galanski’s employment agreement, please see “Employment Agreements” above.

(3)

As provided in Mr. DeFalco’s employment agreement with the Company and based upon Mr. DeFalco’s annual base salary of $575,000 as of December 31, 2018, Mr. DeFalco would be entitled to receive continued payment of his base salary for 12 months, an amount equal to 100% of his target annual bonus for the year in which the employment terminates (payable within 60 days after the qualifying termination), any annual bonus earned in the year prior to the year in which the employment terminates and not yet paid and, for 12 months following the qualifying termination, subsidized (at active employee rates) continuation coverage under COBRA. For a discussion of the terms of Mr. DeFalco’s employment agreement, please see “Employment Agreements” above.

(4)

As provided under the terms of the President’s award agreements, Messrs. Bassett, Casella, and Tizzio would each be entitled to a lump-sum cash bonus of a specified minimum target amount in the event their employment with the Company is terminated due to (i) death or disability; (ii) by the Company without cause after a change in control but prior to the one year anniversary of such change in control; (iii) by the executive for good reason after a change in control but prior to the one year anniversary of such change in control.

(5)

On March 9, 2019, the Company accepted the retirement of Michael J. Casella, effective March 15, 2019. Please see the description of Mr. Casella’s retirement agreement under the section “Employment Arrangements” above. The Company entered into a retirement agreement with Mr. Casella providing for a lump-sum cash payment equal to $2,042,166, payable within thirty (30) days of his retirement date, an amount that reflects (a) compensation for Mr. Casella’s outstanding President’s Award in the amount of $870,000, (b) compensation for Mr. Casella’s outstanding and unvested stock awards in the amount of $875,000, (c) severance in the amount of $290,000, representing six months’ base salary, and (d) compensation for early lease termination fees in connection with an apartment leased by Mr. Casella in the amount of $7,166, in consideration for Mr. Casella’s agreeing to (x) a general release of all claims in favor of the Company and its affiliates, (y) provide certain limited transition services to the Company during the one-year period following his retirement date and (z) certain restrictive covenants, including confidentiality, non-disparagement and non-solicitation provisions. In addition, the Company will also provide certain assignment-related tax preparation services to Mr. Casella as deemed necessary by the Company. The amount reported for Mr. Casella as of December 31, 2018 in the table above and the amount actually paid differ on account of (a) the vesting of Mr. Casella’s 30,000 performance units on February 29, 2019 in the amount of 15,000 common shares and (b) the payment to Mr. Casella of severance and early lease termination fees as referenced above.

(6)

Assumes that the Voluntary Retirement meets the definition of “Retirement” under the 2005 Stock Incentive Plan.  Under this assumption, the 2005 Stock Incentive Plan provides for immediate vesting of all outstanding restricted stock units and option awards. Also assumes that performance shares will vest at the target amount.  Amounts are based on the December 31, 2018 closing price of the Company’s common stock of $69.49.

(7)

Assumes both a change of control as of December 31, 2017 and termination of employment with the Company within one year thereafter. Under these assumptions, the 2005 Stock Incentive Plan provides for immediate vesting of all outstanding restricted stock and option awards, with performance shares vesting at 100% of their target amount.  Amounts are based on the December 31, 2018 closing price of the Company’s common stock of $69.49.

(8)

Assumes death or an employee’s inability to engage in any substantial gainful activity by reason of any medically determinable physical or mental impairment which can be expected to result in death or can be expected to last for a continuous period of not less than 12 months. Under these assumptions, the 2005 Stock Incentive Plan provides for immediate vesting of all outstanding restricted stock and option awards, with performance shares vesting at 100% of their target amount.  Amounts are based on the December 31, 2018 closing price of the Company’s common stock of $69.49.

Employment Agreements

As of December 31, 2018, Messrs. Galanski and DeFalco were each subject to employment agreements providing severance benefits upon various termination events. Please see the description of those employment agreements under “Employment Agreements.”

Retirement

On March 9, 2019, the Company accepted the retirement of Michael J. Casella, effective March 15, 2019. Please see the description of Mr. Casella’s retirement agreement under the section “Employment Arrangements” above. The Company entered into a retirement agreement with Mr. Casella providing for a lump-sum cash payment equal to $2,042,166, payable within thirty (30) days of his retirement date, an amount that reflects (a) compensation for Mr. Casella’s outstanding President’s Award in the amount of $870,000, (b) compensation for Mr. Casella’s outstanding and unvested stock awards in the amount of $875,000, (c) severance in the amount of $290,000, representing six months’ base salary, and (d) compensation for early lease termination fees in connection with an apartment leased by Mr. Casella in the amount of $7,166, in consideration for Mr. Casella’s agreeing to (x) a general release of all claims in favor of the Company and its affiliates, (y) provide certain limited transition services to the Company during the one-year period following his retirement date and (z) certain restrictive covenants, including confidentiality, non-disparagement and non-solicitation provisions. In addition, the Company will also provide certain assignment-related tax preparation services to Mr. Casella as deemed necessary by the Company.

2005 Stock Incentive Plan

Upon a change in control, unless provided otherwise in an award agreement, a participant’s awards will become vested, the relevant restrictions will lapse, and the relevant performance goals will be deemed to be met upon the involuntary termination of such participant’s employment or service without cause during the one-year period following the occurrence of the change in control. The same treatment of a participant’s awards will occur if he or she terminates employment or service for good reason during such one-year period.

In the event of an employee’s or director’s termination of employment or service due to his or her death, disability or retirement or, in the case of an independent consultant, his or her death, unless the applicable award agreement provides otherwise, such participant’s outstanding stock options and SARs will fully vest and remain exercisable until six months after such termination (but not beyond the original term of the option or SAR) and all unvested shares of such participant’s restricted stock units will immediately vest. In the event of a participant’s termination of employment or service for cause, such participant’s outstanding stock options, SARs and unvested restricted stock units will immediately be canceled and forfeited to us.

Unless the applicable award agreement provides otherwise, in the event of a participant’s termination of employment or service for any other reason, such participant’s vested stock options and SARs (to the extent exercisable at the time of such termination) will remain exercisable until 90 days after such termination (but not beyond the original term of the option or SAR).

Compensation Committee Report

The Board’s Compensation Committee is charged, among other things, to perform periodic reviews of the Company’s compensation arrangements with executive officers and to make recommendations to the Board of Directors with respect to such arrangements. The Compensation Committee’s function is more fully described in its charter, which the Board has adopted and is available on our website at www.navg.com under the Corporate Governance link.

The Compensation Committee has reviewed and discussed with management the Compensation Discussion and Analysis section above. Based on such review and discussion, the Committee has recommended to the Board of Directors that the Compensation Discussion and Analysis be included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

The Compensation Committee:

Meryl D. Hartzband

Robert V. Mendelsohn

Patricia H. Roberts

Janice C. Tomlinson (Chair)

The Compensation Committee Report does not constitute soliciting material and shall not be deemed to be filed or incorporated by reference in other filings by the Company with the SEC, except to the extent the Company specifically incorporates the Compensation Committee Report by reference therein.

Compensation Committee Interlocks and Insider Participation

None of Mmes. Hartzband, Roberts or Tomlinson or Mr. Mendelsohn, each of the members of the Compensation Committee, has ever been an officer or employee of the Company or of any of its subsidiaries or affiliates. None of our executive officers has served on the board of directors or on the compensation committee of any other entity where any officer of such entity served either on the Company’s Board or on its Compensation Committee.

CEO Pay Ratio

Under SEC rules, a U.S. publicly traded company is required to disclose the ratio of its Chief Executive Officer’s compensation to that of its median employee.  The SEC rules for identifying the median employee and calculating the pay ratio permit companies to use various methodologies and assumptions and to make reasonable estimates that reflect their employee populations and compensation practices. As a result, the pay ratio reported by other companies may not be comparable with the pay ratio that we have reported.

To calculate the pay ratio, as permitted by SEC rules, we have used the same median employee as we did for purposes of our 2018 proxy statement because we do not believe there has been a change in our employee population or employee compensation arrangements that would significantly impact the pay ratio disclosure.  To identity our median employee we used a compensation measure based on our payroll and employment records.  These records reflected regular and overtime salary, bonus payments, where applicable, and equity compensation.  We did not use any of the exemptions permitted under SEC rules, nor did we use any statistical sampling techniques or make any cost of living adjustments.

For 2018, the total annual compensation of our median employee was $151,037, which was calculated using the same methodology we use for our NEOs in the 2018 Summary Compensation Table. The total annual compensation of our Chief Executive Officer was $3,772,260, as reported in the 2018 Summary Compensation Table.  Based on this information, the ratio of the total annual compensation of our Chief Executive Officer to the total annual compensation for our median employee in 2018 is 25:1.

Item 12.Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

The following chart includes information as of December 31, 2018 with respect to equity compensation plans where equity securities of the Company may be issued:

	A	B	C
Plan Category	Number of securities to be issued upon exercise of outstanding, stock options, warrants and rights	Weighted average exercise price of outstanding stock options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column A)
Equity compensation plans approved by security holders	—	—	1,243,042(1)
Equity compensation plans not approved by security holders	—	—	—
Total	—		1,243,042(1)

(1)	The share have been adjusted to reflect the effect of the two-for-one stock split via a stock dividend on January 20, 2017.

STOCK OWNERSHIP

We have listed below, as of April 9, 2019, the beneficial ownership of Company common stock by (a) each of our current directors, (b) each of our “named executive officers,” (c) all of our current directors and executive officers as a group and (d) each person known by us to be the beneficial owner of more than five percent of the number of outstanding shares of Company common stock.  The table is based on information we received from the directors, executive officers and filings made with the SEC.  We are not aware of any other beneficial owner of more than five percent of the 29,969,727 outstanding shares of Company common stock as of April 9, 2019.  Unless otherwise indicated, each of our directors and “named executive officers” has (a) the same business address as the Company and (b) sole investment and voting power over all of the shares that he or she beneficially owns.  All share numbers have been rounded to the nearest whole number.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Outstanding Shares
BlackRock, Inc. (1)	3,282,815	11.0
55 East 52nd Street
New York, NY 10055
Terence N. Deeks (2)	2,725,364	9.1
The Vanguard Group (3)	2,635,019	8.8
100 Vanguard Blvd.
Malvern, PA 19355
Marc M. Tract (4)	2,521,663	8.4
Dimensional Fund Advisors LP (5)	2,468,644	8.2
Palisades West, Bldg. 1
6300 Bee Cave Road
Austin, TX 78746
Stanley A. Galanski (6)	336,942	1.1
Saul L. Basch	8,905	*
H. Clay Bassett, Jr (7)	48,210	*
Glen M. Bronstein	12,361	*
Ciro M. DeFalco (8)	40,896	*
Meryl D. Hartzband	2,855	*
Geoffrey E. Johnson	10,829	*
Robert V. Mendelsohn	13,741	*
David M. Platter	7,529	*
Patricia H. Roberts	6,572	*
Vincent C. Tizzio (9)	26,016	*
Janice C. Tomlinson	11,145	*
All current directors and executive officers as a group (20 persons) (2)(4)(6)(7)(8)(9)(10)(11)	5,920,257	19.8

*	Less than 1%.
(1)

Based on Schedule 13G/A filed with the SEC on February 11, 2019 by BlackRock, Inc., representing that BlackRock, Inc. has sole voting power over 3,218,138 shares and sole dispositive power over 3,282,815 shares.

(2)

Includes 1,667,051 shares held by the Terence N. Deeks 2016 Qualified Three Year Annuity Trust, the Terence N. Deeks 2017 Qualified Three Year Annuity Trust and the Terence N. Deeks 2018 Qualified Three Year Annuity Trust (collectively, the "Trusts"), of which the Reporting Person is the settler, 56,400 shares jointly held with the Reporting Person's wife, 745,809 shares held by him directly and 256,104 shares held by the Deeks Family Foundation (the "Foundation"). Excludes 3,648,145 shares which are held under certain instruments of trust for the benefit of Mr. Deeks’ children and grandchildren, of which Mr. Deeks disclaims beneficial ownership.

(3)

Based on Schedule 13G/A filed with the SEC on February 11, 2019 by The Vanguard Group representing that The Vanguard Group has sole voting power over 23,176 shares, shared voting power over 4,754 shares, sole dispositive power over 2,608,989 shares and shared dispositive power over 26,030 shares. In total, The Vanguard Group represents that it beneficially owns 2,635,019 shares.

(4)

Includes 2,489,682 shares held as trustee under certain instruments of trust for the benefit of Mr. Deeks’ children and grandchildren, of which Mr. Tract disclaims beneficial ownership, and 31,981 shares held directly.

(5)

Based on Schedule 13G/A filed with the SEC on February 8, 2019 by Dimensional Fund Advisors LP, representing that Dimensional Fund Advisors LP has sole voting power over 2,403,958 shares and sole dispositive power over 2,468,644 shares.

(6)	Excludes 103,650 unvested shares from Mr. Galanski’s stock grants.
(7)	Excludes 22,500 unvested shares from Mr. Bassett’s stock grants.
(8)	Excludes 28,288 unvested shares from Mr. DeFalco’s stock grants.
(9)	Excludes 22,500 unvested shares from Mr. Tizzio’s stock grants.
(10)

Includes Carl L. Bach’s 19,659 shares and excludes 10,000 unvested stock grant shares; includes Mr. Glen Bronstein’s 12,361 shares and excludes his 18,169 unvested stock grant shares; includes Mr. Richard Eisdorfer’s 44,497 shares and excludes his 6,500 unvested stock grant shares; includes Ms. Denise Lowsley’s 26,416 shares and excludes her 7,750 unvested stock share grants; includes Ms. Emily Miner’s 16,641 shares and excludes her 8,750 unvested stock share grants; includes Mr. Jeff Saunders’ 28,022 shares and excludes 10,500 unvested stock shares grants; and includes Mr. Colin Sprott’s 11,994 shares and excludes his 8,000 unvested stock share grants.

(11)	No current directors or executive officers have pledged shares of the Company’s stock.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Related Party Transactions

Our Corporate Code of Ethics and Conduct applies to all of our employees and directors and requires such individuals to discuss any possible conflicts of interest with our Chief Compliance Officer. Conflicts of interest are defined to include situations where officers and directors or their family members have interests in customers of or suppliers to the Company. In the case of transactions involving directors or officers, the Chief Compliance Officer reports the proposed transactions to the non-interested members of the Board of Directors for approval. Approval is based on whether the transaction is fair and equitable and on terms no less favorable than the Company could obtain in arm’s length transactions with unaffiliated third parties. In our experience, this process has been adequate for the review and approval of the few related party transactions that have arisen from time to time.

The Board of Directors has adopted a policy requiring a director to offer his or her resignation from the Board upon a change in employment. The Board of Directors has discretion to determine, based upon its evaluation of whether such change in employment would create a possible conflict of interest or affect a director’s independence, as well as any other factors that it may deem applicable, whether or not to accept such resignation.

In addition, the Board of Directors annually reviews related party transactions in connection with director independence and determines whether the director has any relationship with the Company that, in the Board’s opinion, would interfere with the exercise of his independent judgment in carrying out the responsibilities of a director. During 2018, the following relationships with two of our directors were reviewed and were found not to present a conflict of interest or affect such director’s independence:

Marc M. Tract is a partner of Katten Muchin Rosenman LLP, which law firm serves as counsel to the Company and received fees from the Company for such services in approximately the amount of $43,303 in 2018. Mr. Tract is a member of the Finance Committee of the Board of Directors.

Geoffrey E. Johnson served as a non-executive director of Navigators Underwriting Agency Ltd (“NUAL”) and Navigators International Insurance Company Ltd. (“NIIC”) in 2018 and received £60,000, or $76,800 based on a conversion rate as of December 31, 2018 of £1 = $1.28, for his service on the boards of such entities. Mr. Johnson is Chairman of the Audit Committee and a member of the Finance Committee of the Board of Directors.

Board Leadership Structure

As of April 16, 2019, the Board of Directors of the Company had ten members, including nine independent members. The roles of Chairman and President and Chief Executive Officer are undertaken by separate individuals. Mr. Mendelsohn, who has been a member of the Board since 2010, has served as the non- executive Chairman of the Board of Directors since May 2013, and Mr. Galanski is the Company’s current President and Chief Executive Officer.

In light of the active involvement by all independent directors, the Board has not named a lead independent director. In order to promote open discussion among the non-management directors, the Board schedules regular executive sessions, at least four times each year, in which those directors meet without management participation. Mr. Mendelsohn chairs the executive sessions. Under the Company’s Corporate Governance Guidelines, the directors have complete access to Company management as needed and each director is free to suggest topics of discussion for Board or committee meetings.

Board Risk Oversight

The Board of Directors is responsible for establishing the Company’s risk tolerances and appetite for overseeing the Company’s risk policies including, but not limited to, oversight of its exposures relative to  the established risk tolerances and appetite. Risk management is a collaborative effort of management, the Company’s Board of Directors and key functions within the Company. The Company has established a group-wide Enterprise Risk Management (ERM) Steering Committee consisting of our Chief Risk Officer (Chair), Chief Executive Officer, Chief Financial Officer, Chief Underwriting Officer, Chief Administrative Officer, General Counsel and Chief Compliance Officer, Chief Actuary, International Chief Risk Officer, the President of our U.S. Insurance segment, the President of our Global Reinsurance segment, and the President of our International Insurance segment. The ERM Steering Committee plays a key role in risk oversight by coordinating, facilitating, and overseeing the effectiveness and integrity of the Company’s risk management program. The ERM Steering Committee is also charged with establishing the methodology and tools used to identify and evaluate risks and, where risks are outside of the Company’s established risk tolerances or appetite, ensuring that there is an appropriate response. The ERM Steering Committee has four sub-committees which are charged with the review and oversight of Finance and Credit Risk, Operational Risk, Underwriting and Claims Risk, and Compliance and Governance Risk. The Chief Risk Officer reports directly to the Corporate Governance and Nominating Committee on a regular basis and the full Board on at least an annual basis, and more frequently as needed.

In addition, the Board has an active role in risk oversight, both as a whole and also at the committee level. The Board and its committees receive periodic updates from members of senior management on areas of material risk to the Company, including operational, financial, strategic, competitive, reputational, legal and regulatory risks. While the Corporate Governance and Nominating Committee has been charged with broad and regular oversight of the risk management process, in addition to their considerations of issues associated with the independence of our Board, corporate governance and potential conflicts of interest, each of the other committees also play a role in risk management. For instance, our Audit Committee regularly reviews our financial statements, financial and other internal controls, and remediation of material weaknesses and significant deficiencies in internal controls, if any. Our Compensation Committee regularly reviews our executive compensation policies and practices and the risks associated with each. Our Finance Committee considers business risks relating to the Company’s strategic capital-related decisions as well as investment strategies. Our Underwriting Advisory Committee regularly assesses risks relating to the Company’s insurance and reinsurance operations. While each committee is responsible for evaluating certain risks and risk oversight, the entire Board of Directors is regularly informed of risks relevant to the Company’s business, as described above.

The Company’s Internal Audit department provides another level of risk oversight by independently assessing the effectiveness of various of the Company’s processes and practices as well as by auditing the Company’s key controls and providing timely feedback on their effectiveness. The Head of Internal Audit reports directly to the Audit Committee. In addition, our independent outside auditors regularly identify and discuss with our Audit Committee risks and related mitigation measures that may arise during their regular reviews of the Company’s financial statements and audit work.

The Company believes that the foregoing corporate risk oversight framework is structured in a way that enables the Company to take a proactive approach to risk management. Through the efforts of management, the Company’s internal risk oversight functions and the Board of Directors, the Company believes it is able to limit unnecessary risks while accepting certain other risks which may be beneficial to the Company and its stockholders.

Board Skills and Director Nominations

When considering whether directors and nominees have the experience, qualifications, attributes and skills, taken as a whole, to enable the Board of Directors to satisfy its oversight responsibilities effectively, the Company’s Corporate Governance and Nominating Committee and the Board of Directors focus primarily on the information included in each of the directors’ individual biographies set forth above. The Corporate Governance and Nominating Committee has not adopted a formal policy with regard to the consideration of diversity in identifying director nominees. In reviewing director candidates, however, consideration is given to the diversity of professional background, skill sets and other personal qualities of existing directors and the potential candidates to evaluate whether the director candidate would add diverse experience, skills or other qualities that would further strengthen the Board of Directors. Particular skills considered include those in the areas of insurance, reinsurance, finance, accounting, investment and general executive management.

The particular experience, qualifications, attributes or skills that led the Board of Directors to conclude that each person could serve as a director of the Company are summarized below.

•

Mr. Basch’s experience as the chief financial officer of a large specialty insurance company and as a certified public accountant can be leveraged by the Company for valuable advice regarding the Company’s finances, investments and other matters facing management or specialty insurers generally.

•

Mr. Deeks, as the Company’s founder and former President and Chief Executive Officer, provides extensive knowledge of the Company’s industry as well as an historical perspective of the Company. Mr. Deeks has experience both in the U.K. and the U.S. insurance markets, providing broad insight on the Company’s varied operations.

•

Mr. Galanski provides the Board of Directors with broad perspective on the Company’s strategies, challenges and opportunities through his role as the President and Chief Executive Officer of the Company and his day to day oversight of the Company’s operations.

•

Ms. Hartzband provides specialty knowledge around strategies for investment portfolios in the insurance industry as well as a background of deep experience and knowledge, having worked with a broad array of insurance companies as director or advisor.

•

Mr. Johnson brings in-depth knowledge of the public accounting and insurance fields, allowing for insightful advice and counsel on financial strategies, internal audit practices and the impact of major regulatory changes, together with a thorough understanding of the Company’s balance sheet.

•

Mr. Mendelsohn brings in-depth knowledge and experience from his many years of service as the head of well-known companies within the insurance industry. His knowledge regarding the industry and the underwriting process, as well the opportunities and challenges in the overall management of an insurance company, is a valuable resource for management.

•

Mr. Platter’s experience providing strategic advisory services to numerous insurance, depository and other types of financial institutions over a 28 year career as an investment banker and his current position as an investment partner at a private equity firm that manages assets for institutional investors and pensioners on a global basis provides the Company with valuable insight to the financial markets and the strategic environment in which it operates.

•

Ms. Roberts’ 35 years in underwriting and senior management roles provide her with expertise and a deep knowledge of the insurance industry that are valuable in helping to guide the Company’s strategic underwriting goals and corporate direction.

•

Ms. Tomlinson brings many years of experience in executive management of international insurance operations and close familiarity with the human resources aspect of the business, especially useful to a growing company.

•

Mr. Tract has worked for 31 years as a corporate attorney concentrating on representation of the insurance industry and as a result he brings deep knowledge of the insurance regulatory and governance landscape to the Board of Directors.

Board Meetings and Committees

The Board of Directors recorded eighteen meetings in 2018 and met in executive session without management present at four of those meetings. During 2018, all incumbent directors attended or participated in at least 75% of the meetings of the Board of Directors and meetings of the committees of the Board of which the directors are members. Directors are encouraged to attend the Company’s Annual Meeting. All of the directors serving on the Board of Directors at the time of the 2018 Annual Meeting attended that meeting. The Board of Directors has determined that all of the directors of the Company who are listed in the table below, other than Mr. Galanski, are “independent directors” as such term is defined in Rule 4200(a)(15) of the NASDAQ listing standards. The members of the Audit and Compensation Committees are also independent under the applicable SEC and NASDAQ listing standards. The independent members of the Board of Directors meet at least four times per year in executive session without management present.

The following table shows each of the five standing committees established by the Board of Directors and the members and chairperson of each Committee:

MEMBERSHIP AND MEETINGS OF BOARD COMMITTEES
Committee Name
Director Name	Audit	Compensation	Corporate Governance and Nominating	Finance	Underwriting Advisory
Saul L. Basch	X			Chair
Terence N. Deeks					X
Stanley A. Galanski					X
Meryl D. Hartzband	X	X		X
Geoffrey E. Johnson	Chair			X
Robert V. Mendelsohn		X	Chair		X
David M. Platter	X		X	X
Patricia H. Roberts		X	X		Chair
Janice C. Tomlinson		Chair			X
Marc M. Tract				X
Total 2018 Meetings	7	6	5	4	4

Below is a description of each committee of the Board of Directors. Each of the committees has authority to engage legal counsel or other experts or consultants as it deems appropriate to carry out its responsibilities.

The Audit Committee assists the Board in its oversight of the quality and integrity of the Company’s publicly reported financial statements and monitoring the adequacy and effectiveness of the Company’s system of internal controls over financial reporting. The Audit Committee’s role includes discussing with management the Company’s processes for managing financial risk and for compliance with certain applicable legal, ethical and regulatory requirements. The Audit Committee is responsible for the appointment, replacement, compensation and oversight of the independent auditors engaged to prepare or issue audit reports on the financial statements of the Company. The Audit Committee relies on the expertise and knowledge of management and the independent auditors in carrying out its oversight responsibilities. The Board of Directors has determined that each Audit Committee member has sufficient knowledge in financial and auditing matters to serve on the Audit Committee. Messrs. Basch, Johnson and Platter and Ms. Hartzband have each been designated as a financial expert to serve on the Audit Committee. The Audit Committee operates under a charter which is reviewed annually and updated as necessary. The charter is available on the Company’s website at www.navg.com under the Corporate Governance link.

The Compensation Committee is responsible for: (i) setting the compensation of the Chief Executive Officer and, in consultation with the Corporate Governance and Nominating Committee and Chairman of the Board, and reviewing and approving the compensation of other executive officers of the Company; (ii) reviewing executive bonus plan allocations; (iii) overseeing and advising the Board of Directors on the adoption of policies that govern the Company’s compensation programs; (iv) overseeing the Company’s administration of its equity-based compensation and other benefit plans; (v) approving grants of stock options and stock awards to officers and employees of the Company under its stock incentive plan; and (vi) reviewing benefits provided by the Company to employees. The Compensation Committee reviews and approves corporate goals and objectives relevant to the President and Chief Executive Officer’s compensation and the recommendations of the President and Chief Executive Officer with respect to the compensation of other executive officers. When requested by the Compensation Committee, management advises the Compensation Committee on the design and implementation of compensation plans and programs. The Compensation Committee regularly reports and consults with the independent members of the Board of Directors on executive compensation matters. The Compensation Committee is also responsible for managing risks associated with executive retention and compensation or stock incentive initiatives. The Compensation Committee’s role includes reviewing and approving the Compensation Discussion and Analysis and producing the Compensation Committee Report required by SEC rules and regulations. The specific responsibilities of the Compensation Committee are set forth in the Compensation Committee Charter which is available on the Company’s website at www.navg.com under the Corporate Governance link. The Compensation Committee Charter is reviewed annually and updated as necessary. All members of the Compensation Committee are independent as defined in the NASDAQ listing standards.

The Compensation Committee may engage compensation consultants or other advisors at its discretion and may form and delegate to subcommittees when appropriate. In 2018, the Compensation Committee engaged Willis Towers Watson to performance a market assessment of the Company’s compensation arrangements with respect to its officers and provide recommendations in connection therewith and Exequity LLP to perform a market assessment of the Company’s compensation for the President and Chief Executive Officer and Chief Financial Officer.  Additionally, the Committee engaged Mercer (US) Inc. to review the impact of the Company’s compensation arrangements in connection with the Merger and assess any modifications required to ensure retention of key talent in the event of a change in control.  The Compensation Committee paid Willis Towers Watson $36,408 for their services, Exequity $14,119 for their services and Mercer was $117,763 for their services.

The Finance Committee monitors the performance of the Company’s investment portfolio and evaluates individual investment portfolio managers on a regular basis. It is responsible for the oversight of our investment strategy, guidelines, transactions and performance and for assessing the capital and financial resources of the Company. The Finance Committee also oversees the management of the Company’s investment risks. The specific responsibilities and functions of the Finance Committee are set forth in the Finance Committee Charter which is available on the Company’s website at www.navg.com under the Corporate Governance link. The Finance Committee Charter is reviewed annually and updated as necessary.

The Underwriting Advisory Committee is responsible for the oversight of our insurance underwriting strategy, guidelines and practices. The Underwriting Advisory Committee oversees the Company’s risks associated with its underwriting practices. The specific responsibilities and functions of the Underwriting Advisory Committee are set forth in the Underwriting Advisory Committee Charter which is available on our website at www.navg.com under the Corporate Governance link. The Underwriting Advisory Committee Charter is reviewed annually and updated as necessary.

Item 14.	Principal Accountant Fees and Services

The following table presents fees for professional audit services rendered by KPMG LLP for the audit of the Company’s annual financial statements for 2018 and 2017, and fees billed for other services rendered by KPMG LLP related to those periods.

	2018	2017
Audit Fees(1)	3,121,493	$2,024,566
Audit Related Fees(2)	60,000	34,700
Tax Fees(3)	―	28,110
Other Fees(4)	2,430	1,780
Total	$3,183,923	$2,089,156

(1)

Audit fees consisted primarily of fees for the annual audit of the Company’s financial statements and internal control over financial reporting including the requirements of Section 404 of the Sarbanes-Oxley Act, as well as quarterly reviews and statutory audits.

(2)	Fees related to the job audit for the Connecticut Department of Economic and Community Development and review of shelf registration statement.
(3)	Tax fees for 2017 consisted primarily of fees for tax compliance and advisory services.
(4)	Other fees relate to the Company’s subscription to an online research tool provided by KPMG LLP.

The Audit Committee approves each engagement of the independent auditors in advance. The Audit Committee’s chairman has been authorized to approve such services subject to ratification at the next Audit Committee meeting.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

The following documents are filed as part of this report:

a. Financial Statement and Schedules: All financial statement schedules are omitted because of the absence of conditions under which they are required or because the required information is included in our consolidated financial statements or notes thereto, included in Part II, Item 8, of the Original Form 10-K.

b. Exhibits: The exhibits filed as part of this Amendment are listed in the Exhibit Index below.

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

The Navigators Group, Inc.
(Company)

Dated: April 30, 2019	By:	/s/ Ciro M. DeFalco
Ciro M. DeFalco
Executive Vice President and Chief Financial Officer