Form 10-Q
period 2019-03-31
NAVIGATORS GROUP INC
filed 2019-05-09
CIK 793547

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2019

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol	Name of each exchange on which registered
Common Stock, $.10 Par Value	NAVG	The NASDAQ Global Select Market

The number of common shares outstanding as of April 26, 2019 was 29,969,727.

THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES

INDEX

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2019	2018
amounts in thousands, except per share amounts	(Unaudited)
ASSETS
Investments:
Fixed Maturities, available-for-sale, at fair value (amortized cost: 2019: $3,143,622; 2018: $3,125,413)	$3,159,808	$3,082,923
Equity Securities, at fair value (cost: 2019: $353,208; 2018: $361,418)	358,447	339,892
Other Invested Assets	52,274	48,406
Short-Term Investments, available-for-sale, at fair value (amortized cost: 2019: $7,288; 2018: $10,234)	7,287	10,233
Total Investments	$3,577,816	$3,481,454
Cash and Cash Equivalents	193,650	155,834
Restricted Cash and Cash Equivalents	47,525	66,320
Premiums Receivable	449,519	380,576
Prepaid Reinsurance Premiums	231,216	226,723
Reinsurance Recoverable on Paid Losses	133,371	118,259
Reinsurance Recoverable on Unpaid Losses and Loss Adjustment Expenses	830,732	820,189
Deferred Policy Acquisition Costs	171,465	158,080
Accrued Investment Income	23,793	22,168
Goodwill and Other Intangible Assets	26,724	27,146
Deferred Income Tax Asset	35,755	49,893
Right-of-Use Asset	44,615	—
Other Assets	90,102	96,807
Total Assets	$5,856,283	$5,603,449
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Reserves for Losses and Loss Adjustment Expenses	$2,810,414	$2,743,973
Unearned Premiums	1,191,609	1,102,735
Reinsurance Balances Payable	164,189	145,027
Senior Notes	264,095	264,052
Current Income Tax Payable, Net	346	1,594
Deferred Income Tax Liability	7,531	7,596
Lease Liability Obligation	53,616	—
Accounts Payable and Other Liabilities	134,100	151,622
Total Liabilities	$4,625,900	$4,416,599
Stockholders' Equity:
Preferred Stock ($.10 par value per share, authorized 1,000 shares, none issued)	$—	$—
Common Stock ($.10 par value per share, authorized 50,000 shares, issued 36,993 shares for 2019 and 36,805 shares for 2018)	3,696	3,678
Additional Paid-In Capital	375,331	378,274
Treasury Stock, at cost (7,023 shares for 2019 and 2018)	(155,801)	(155,801)
Retained Earnings	1,008,395	1,012,220
Accumulated Other Comprehensive Loss	(1,238)	(51,521)
Total Stockholders' Equity	$1,230,383	$1,186,850
Total Liabilities and Stockholders' Equity	$5,856,283	$5,603,449

See accompanying Notes to Interim Consolidated Financial Statements.

THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (LOSS) (Unaudited)

	Three Months Ended March 31,
amounts in thousands, except per share amounts	2019	2018
Gross Written Premiums	$580,976	$495,224
Revenues:
Net Written Premiums	461,667	393,262
Change in Unearned Premiums	(84,478)	(70,635)
Net Earned Premiums	$377,189	$322,627
Net Investment Income	28,219	23,702
Net Realized and Unrealized Gains (Losses):
Total Other-Than-Temporary Impairment Losses	(20)	(37)
Portion of Loss Recognized in Other Comprehensive Income	20	37
Net Other-Than-Temporary Impairment Losses Recognized in Earnings	—	—
Net Realized Gains on Investments Sold	393	1,169
Net Unrealized Gains (Losses) on Equity Securities	26,769	(3,181)
Total Net Realized and Unrealized Gains (Losses)	27,162	(2,012)
Other Loss	(4,272)	(117)
Total Revenues	$428,298	$344,200
Expenses:
Net Losses and Loss Adjustment Expenses	$270,352	$186,145
Commission Expenses	67,716	54,152
Other Operating Expenses	83,756	62,926
Merger Transaction Costs	850	—
Interest Expense	3,867	3,864
Total Expenses	$426,541	$307,087
Income Before Income Taxes	$1,757	$37,113
Income Tax Expense	3,495	6,235
Net Income (Loss)	$(1,738)	$30,878
Net Income (Loss) per Common Share:
Basic	$(0.06)	$1.04
Diluted	$(0.06)	$1.02
Average Common Shares Outstanding:
Basic	29,871	29,595
Diluted	29,871	30,137

See accompanying Notes to Interim Consolidated Financial Statements.

THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)

	Three Months Ended March 31,
amounts in thousands	2019	2018
Net Income (Loss)	$(1,738)	$30,878
Other Comprehensive Income (Loss):
Change in Net Unrealized Gains (Losses) on Available-For-Sale Investments:
Unrealized Gains (Losses) on Investments arising during the period, net of Deferred Tax of $(12,167) and $9,623 in 2019 and 2018, respectively	46,289	(34,305)
Reclassification adjustment for Net Realized Gains (Losses) included in Net Income net of Deferred Tax of $(50) and $509 in 2019 and 2018, respectively	189	(1,733)
Change in Net Unrealized Gains (Losses) on Investments	$46,478	$(36,038)
Change in Other-Than-Temporary Impairments
Non Credit Other-Than-Temporary Impairments arising during the period, net of Deferred Tax of $4 and $9 in 2019 and 2018, respectively	(16)	(30)
Reclassification Adjustment for Other-Than-Temporary Impairment Credit Losses Recognized in Net Income net of Deferred Tax of $0 in both 2019 and 2018, respectively	—	—
Change in Other-Than-Temporary Impairments	$(16)	$(30)
Change in Foreign Currency Translation Gains, net of Deferred Tax of $120 and $(1,082) in 2019 and 2018, respectively	3,821	2,228
Other Comprehensive Income (Loss)	$50,283	$(33,840)
Comprehensive Income (Loss)	$48,545	$(2,962)

See accompanying Notes to Interim Consolidated Financial Statements

THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (Unaudited)

Consolidated Stockholders’ Equity for the three months ended March 31, 2019 and 2018 was as follows:

			Additional				Accumulated Other	Total
	Common Stock		Paid-in	Treasury Stock		Retained	Comprehensive	Stockholders'
amounts in thousands	Shares	Amount	Capital	Shares	Amount	Earnings	Income (Loss)	Equity
Balance, December 31, 2018	36,805	$3,678	$378,274	7,023	$(155,801)	$1,012,220	$(51,521)	$1,186,850
Net Loss	—	—	—	—	—	(1,738)	—	(1,738)
Dividends Declared	—	—	—	—	—	(2,087)	—	(2,087)
Changes in Other Comprehensive Income:
Change in Net Unrealized Gain on Available-For-Sale Investments	—	—	—	—	—	—	46,478	46,478
Change in Net Non-Credit Other-Than- Temporary Impairment Losses	—	—	—	—	—	—	(16)	(16)
Change in Foreign Currency Translation Gain	—	—	—	—	—	—	3,821	3,821
Total Other Comprehensive Income	—	—	—	—	—	—	50,283	50,283
Shares Issued (1)	188	18	(5,237)	—	—	—	—	(5,219)
Share-Based Compensation	—	—	2,294	—	—	—	—	2,294
Balance, March 31, 2019	36,993	$3,696	$375,331	7,023	$(155,801)	$1,008,395	$(1,238)	$1,230,383

			Additional				Accumulated Other	Total
	Common Stock		Paid-in	Treasury Stock		Retained	Comprehensive	Stockholders'
amounts in thousands	Shares	Amount	Capital	Shares	Amount	Earnings	Income (Loss)	Equity
Balance, December 31, 2017	36,530	$3,650	$376,868	7,023	$(155,801)	$981,380	$19,868	$1,225,965
Net Income	—	—	—	—	—	30,878	—	30,878
Dividends Declared	—	—	—	—	—	(2,069)	—	(2,069)
Changes in Comprehensive Income:
Change in Net Unrealized Loss on Available-For-Sale Investments	—	—	—	—	—	—	(36,038)	(36,038)
Change in Net Non-Credit Other-Than- Temporary Impairment Losses	—	—	—	—	—	—	(30)	(30)
Change in Foreign Currency Translation Gain	—	—	—	—	—	—	2,228	2,228
Total Comprehensive Loss	—	—	—	—	—	—	(33,840)	(33,840)
Cumulative Effect of Adoption of ASU 2016-01 at January 1st, Net of Tax	—	—	—	—	—	7,748	(7,748)	—
Cumulative Effect of Adoption of ASU 2018-02 at January 1st, Net of Tax	—	—	—	—	—	(2,828)	2,828	—
Shares Issued (1)	203	20	(4,988)	—	—	—	—	(4,968)
Share-Based Compensation	—	—	986	—	—	—	—	986
Balance, March 31, 2018	36,733	$3,670	$372,866	7,023	$(155,801)	$1,015,109	$(18,892)	$1,216,952

(1) -	Includes shares issued under the Second Amended and Restated 2005 Stock Incentive Plan to Directors, the Employee Stock Purchase Plan, and the impact of employee tax withholding on stock compensation.

See accompanying Notes to Interim Consolidated Financial Statements.

THE NAVIGATORS GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended March 31,
amounts in thousands	2019	2018
Operating Activities:
Net Income (Loss)	$(1,738)	$30,878
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided by Operating Activities:
Depreciation & Amortization	1,248	807
Amortization of Finite-Lived Intangible Assets	324	—
Share-Based Compensation	2,294	986
Deferred Income Taxes	1,798	(5)
Total Net Realized and Unrealized (Gains) Losses	(27,162)	2,012
Changes in Assets and Liabilities:
Reinsurance Recoverable on Paid and Unpaid Losses and Loss Adjustment Expenses	(25,738)	9,382
Reserves for Losses and Loss Adjustment Expenses	66,190	6,353
Prepaid Reinsurance Premiums	(4,478)	(237)
Unearned Premiums	88,976	70,755
Premiums Receivable	(69,570)	(61,403)
Deferred Policy Acquisition Costs	(13,368)	(16,328)
Accrued Investment Income	(1,614)	(1,247)
Reinsurance Balances Payable	19,132	(7,468)
Current Income Tax Receivable, Net	1,627	6,251
Other	(7,021)	(4,973)
Net Cash Provided by Operating Activities	$30,900	$35,763
Investing Activities:
Fixed Maturities
Redemptions and Maturities	$71,665	$175,867
Sales	83,768	110,089
Purchases	(174,872)	(246,359)
Equity Securities
Sales	9,579	14,989
Purchases	(1,991)	(36,799)
Net Sales and Purchases of Other Invested Assets	(4,039)	(4,585)
Net Sales, Maturities and Purchases of Short-Term Investments	907	22
Net Change in Unsettled Security Transactions	11,051	21,581
Net Purchase of Property and Equipment	(1,111)	(1,150)
Net Cash Provided by (Used in) Investing Activities	$(5,043)	$33,655
Financing Activities:
Proceeds from Employee Stock Purchase Plan	$—	$452
Payment of Employee Tax Withholding on Stock Compensation	(6,829)	(5,508)
Dividends Paid	(2,087)	(2,069)
Net Cash Used in Financing Activities	$(8,916)	$(7,125)
Effect of Exchange Rate on Unrestricted and Restricted Cash and Cash Equivalents	$2,080	$2,876
Change in Unrestricted and Restricted Cash and Cash Equivalents	$19,021	$65,169
Unrestricted and Restricted Cash and Cash Equivalents at Beginning of Year	222,154	158,964
Unrestricted and Restricted Cash and Cash Equivalents at End of Period	$241,175	$224,133
Supplemental Information:
Income Taxes Paid, Net	$115	$294
Interest Paid	$—	$—
Issuance of Stock to Directors	$745	$783

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

We operate through various wholly-owned insurance and service companies. Our subsidiaries domiciled in the United States (“U.S.”) include two insurance companies, Navigators Insurance Company (“NIC”) and Navigators Specialty Insurance Company (“NSIC”), as well as our U.S. underwriting agency, Navigators Management Company (“NMC”). NIC includes a branch in the United Kingdom (“U.K.”). We also have operations domiciled in the U.K., Hong Kong and Europe. Navigators International Insurance Company Ltd. (“NIIC”), Navigators Management (U.K.) Ltd. (“NMUK”) and Navigators Underwriting Ltd. (“NUL”) are domiciled in the U.K. and NUL includes European branches. Navigators Underwriting Agency Ltd. (“NUAL”), a Lloyd’s of London (“Lloyd’s”) underwriting agency, manages and provides the capital, through Navigators Corporate Underwriters Ltd. (“NCUL”), for our Lloyd’s Syndicate 1221 (the “Syndicate”), and is also domiciled in the U.K. We control 100% of the Syndicate’s stamp capacity. We also control 100% of Navigators Holdings (Europe) NV, which has a 100% ownership interest in Bracht, Deckers & Mackelbert NV, an insurance underwriting agency organized under the laws of Belgium (“BDM”), Assurances Continentales – Continentale Verzekeringen NV, an insurance company licensed under the laws of Belgium (“ASCO”), and a wholly-owned subsidiary of ASCO, Canal Re S.A., a reinsurance company licensed under the laws of the Grand Duchy of Luxembourg (“Canal Re”). This group of three companies, which was acquired at the end of second quarter 2018, will be referred to as the “Navigators Insurance Companies of Europe Group” or “NICE Group.”

On August 22, 2018, our Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with The Hartford Financial Services Group, Inc. (“The Hartford”). The Merger Agreement provides that, subject to the terms and conditions set forth therein, our Company will merge with an existing subsidiary of The Hartford, with our Company surviving as a wholly owned subsidiary of The Hartford (the “Merger”). The Merger Agreement provides for the automatic extension of the outside date from May 1, 2019 to July 1, 2019 to allow the parties additional time to satisfy a mutual condition to closing relating to the receipt of all required regulatory approvals. As of May 1, 2019, the completion of the Merger remained subject to the approval of the New York State Department of Financial Services (the “NYDFS”) and the automatic extension has been triggered. The Company and The Hartford continue to pursue a timely approval of the change in control application with the NYDFS in order to complete the Merger as promptly as possible. Refer to Note 2 Merger for further information.

Basis of Presentation

The Consolidated Balance Sheet at March 31, 2019 and the Consolidated Statements of Income (Loss), Comprehensive Income (Loss), Stockholders’ Equity and Cash Flows for the periods ended March 31, 2019 and 2018 are unaudited. The Balance Sheet at December 31, 2018 is derived from our audited Financial Statements. The accompanying Interim Consolidated Financial Statements reflect all adjustments, which, in the opinion of management, are necessary to fairly present the results of our Company for the interim periods presented on the basis of U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the U.S. Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. All significant intercompany transactions and balances have been eliminated in consolidation. The preparation of these Financial Statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the Financial Statements and the reported revenues and expenses during the reporting periods. The results of operations for any interim period are not necessarily indicative of results for the full year. The Interim Consolidated Financial Statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2018.

Income Taxes

The Company’s effective income tax rate is dependent on many factors, including the nature of many amounts, the mix of revenues and expenses between U.S. and foreign entities that are subject to income taxes at differing rates in various jurisdictions and changes in foreign operating locations in response to Brexit. Our Effective Tax Rate for the quarter differs from the federal tax rate of 21% primarily due to an increase in the valuation allowance against our Continental European business, partially offset by an excess tax benefit related to the vesting of stock compensation at fair market value.

New Accounting Standards Adopted in 2019

Leases

Effective January 1, 2019, our Company adopted ASU 2016-02, “Leases (Topic 842)” which provides a new comprehensive model for lease accounting. Topic 842 was subsequently amended by ASU 2018-10, Codification Improvements to Topic 842, Leases; ASU 2018-11, Targeted Improvements; and ASU 2019-01, Codification Improvements. The new standard requires a lessee to recognize a liability to make lease payments (the lease liability) and a right-of-use (“ROU”) asset representing its right to use the underlying asset for the lease term. Leases will be classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the income statement.

The new standard requires a modified retrospective transition approach, which is applied to all leases existing at the date of initial application. An entity may choose to use either (1) its effective date or (2) the beginning of the earliest comparative period presented in the financial statements as its date of initial application. We used an effective date of January 1, 2019 as our date of initial application. Consequently, financial information will not be updated and the disclosures required under the new standard will not be provided for dates and periods before January 1, 2019.

The new standard provides a number of optional practical expedients in transition. We elected the “package of practical expedients,” which permits us not to reassess under the new standard our prior conclusions about lease identification, lease classification and initial direct costs. We did not elect the use-of-hindsight or the practical expedient pertaining to land easements; the latter not being applicable to us. The new standard also provides practical expedients for an entity’s ongoing accounting. We currently do not have any leases with a term shorter than 12 months. We also elected the practical expedient to not separate lease and non-lease components for certain classes of leases.

The adoption of the guidance resulted in the Company recognizing a ROU asset of $44.6 million and a lease liability of $53.6 million on the Consolidated Balance Sheet at March 31, 2019, with the difference attributable to contractual incentives contained within some of our leases as well as lease payment schedules that change over time resulting in deferred rent. The adoption of this guidance did not materially impact our results of operations, financial condition or liquidity.

Callable Debt Securities

Effective January 1, 2019, our Company adopted ASU 2017-08, “Premium Amortization on Purchased Callable Debt Securities” which shortens the amortization period for the premium on certain purchased callable debt securities to the earliest call date. The adoption of this guidance did not impact our results of operations, financial condition or liquidity.

Significant Accounting Policies

There were no notable changes in our significant accounting policies subsequent to our Annual Report on Form 10-K for the year ended December 31, 2018.

NOTE 2. MERGER

On August 22, 2018, our Company entered into the Merger Agreement with The Hartford whereby, subject to the terms and conditions set forth therein, our Company will merge with an existing subsidiary of The Hartford, with our Company surviving as a wholly owned subsidiary of The Hartford. Pursuant to the Merger Agreement, at the effective time of the Merger, holders of the Company’s common shares will be entitled to receive consideration of $70.00 in cash per common share (the “Merger Consideration”). The Merger Agreement provides for the automatic extension of the outside date from May 1, 2019 to July 1, 2019 to allow the parties additional time to satisfy a mutual condition to closing relating to the receipt of all required regulatory approvals. As of May 1, 2019, the completion of the Merger remained subject to the approval of the New York State Department of Financial Services (the “NYDFS”) and the automatic extension has been triggered. The Company and The Hartford continue to pursue a timely approval of the change in control application with the NYDFS in order to complete the Merger as promptly as possible.

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

Financial data by segment for the three months ended March 31, 2019 and 2018 was as follows:

	Three Months Ended March 31, 2019
	U.S.	Int'l
amounts in thousands	Insurance	Insurance	GlobalRe	Corporate (1)	Total
Gross Written Premiums	$291,967	$156,129	$132,880	$—	$580,976
Ceded Written Premiums	(73,795)	(37,731)	(7,783)	—	(119,309)
Net Written Premiums	$218,172	$118,398	$125,097	$—	$461,667
Retention Ratio	74.7%	75.8%	94.1%	—	79.5%
Net Earned Premiums	$202,037	$108,913	$66,239	$—	$377,189
Net Losses and LAE	(151,125)	(75,458)	(43,769)	—	(270,352)
Commission Expenses	(24,786)	(26,447)	(16,433)	(50)	(67,716)
Other Operating Expenses	(43,210)	(32,422)	(8,124)	—	(83,756)
Other Underwriting Income (Expense)	95	1,034	(56)	50	1,123
Underwriting Loss	$(16,989)	$(24,380)	$(2,143)	$—	$(43,512)
Net Investment Income				28,219	28,219
Total Net Realized and Unrealized Gains				27,162	27,162
Interest Expense				(3,867)	(3,867)
Other Loss				(5,395)	(5,395)
Merger Transaction Costs				(850)	(850)
Income (Loss) Before Income Taxes	$(16,989)	$(24,380)	$(2,143)	$45,269	$1,757
Income Tax Expense				(3,495)	(3,495)
Net Loss					$(1,738)
Losses and LAE Ratio	74.8%	69.3%	66.1%		71.7%
Commission Expense Ratio	12.3%	24.3%	24.8%		18.0%
Other Operating Expense Ratio (2)	21.3%	28.8%	12.3%		21.8%
Combined Ratio	108.4%	122.4%	103.2%		111.5%

(1) -	Includes Corporate segment intercompany eliminations.
(2) -	Includes Other Operating Expenses and Other Underwriting Income (Expense).

	Three Months Ended March 31, 2018
	U.S.	Int'l
amounts in thousands	Insurance	Insurance	GlobalRe	Corporate (1)	Total
Gross Written Premiums	$239,928	$127,872	$127,424	$—	$495,224
Ceded Written Premiums	(66,581)	(28,888)	(6,493)	—	(101,962)
Net Written Premiums	$173,347	$98,984	$120,931	$—	$393,262
Retention Ratio	72.2%	77.4%	94.9%	—	79.4%
Net Earned Premiums	$172,913	$93,210	$56,504	$—	$322,627
Net Losses and LAE	(110,422)	(45,843)	(29,880)	—	(186,145)
Commission Expenses	(20,861)	(19,756)	(13,768)	233	(54,152)
Other Operating Expenses	(36,991)	(20,530)	(5,405)	—	(62,926)
Other Underwriting Income (Expense)	98	—	138	(233)	3
Underwriting Profit	$4,737	$7,081	$7,589	$—	$19,407
Net Investment Income				23,702	23,702
Total Net Realized and Unrealized Losses				(2,012)	(2,012)
Interest Expense				(3,864)	(3,864)
Other Loss				(120)	(120)
Income Before Income Taxes	$4,737	$7,081	$7,589	$17,706	$37,113
Income Tax Expense				(6,235)	(6,235)
Net Income					$30,878
Losses and LAE Ratio	63.9%	49.2%	52.9%		57.7%
Commission Expense Ratio	12.1%	21.2%	24.4%		16.8%
Other Operating Expense Ratio (2)	21.3%	22.0%	9.3%		19.5%
Combined Ratio	97.3%	92.4%	86.6%		94.0%

(1) -	Includes Corporate segment intercompany eliminations.
(2) -	Includes Other Operating Expenses and Other Underwriting Income (Expense).

Revenue by operating segment for the three months ended March 31, 2019 and 2018 was as follows:

	Three Months Ended March 31, 2019				Three Months Ended March 31, 2018				% Change
amounts in thousands	Gross Written Premiums	Ceded Written Premiums	Net Written Premiums	Net Earned Premiums	Gross Written Premiums	Ceded Written Premiums	Net Written Premiums	Net Earned Premiums	Gross Written Premiums	Ceded Written Premiums	Net Written Premiums	Net Earned Premiums
U.S. Insurance
Marine	$47,801	$(15,077)	$32,724	$23,357	$41,724	$(17,480)	$24,244	$21,092	14.6%	(13.7%)	35.0%	10.7%
P&C	207,802	(53,544)	154,258	151,171	168,193	(44,912)	123,281	127,590	23.5%	19.2%	25.1%	18.5%
Professional Liability	36,364	(5,174)	31,190	27,509	30,011	(4,189)	25,822	24,231	21.2%	23.5%	20.8%	13.5%
Total	$291,967	$(73,795)	$218,172	$202,037	$239,928	$(66,581)	$173,347	$172,913	21.7%	10.8%	25.9%	16.8%
Int'l Insurance
Marine	$54,861	$(11,236)	$43,625	$35,744	$56,478	$(8,054)	$48,424	$39,279	(2.9%)	39.5%	(9.9%)	(9.0%)
P&C	58,567	(14,037)	44,530	36,033	33,960	(13,667)	20,293	21,769	72.5%	2.7%	119.4%	65.5%
Professional Liability	42,701	(12,458)	30,243	37,136	37,434	(7,167)	30,267	32,162	14.1%	73.8%	(0.1%)	15.5%
Total	$156,129	$(37,731)	$118,398	$108,913	$127,872	$(28,888)	$98,984	$93,210	22.1%	30.6%	19.6%	16.8%
GlobalRe	$132,880	$(7,783)	$125,097	$66,239	$127,424	$(6,493)	$120,931	$56,504	4.3%	19.9%	3.4%	17.2%
Total	$580,976	$(119,309)	$461,667	$377,189	$495,224	$(101,962)	$393,262	$322,627	17.3%	17.0%	17.4%	16.9%

NOTE 4.  INVESTMENTS

The following tables set forth our Company’s Available-For-Sale Investments as of March 31, 2019 and December 31, 2018 and include Other-Than-Temporary-Impairment (“OTTI”) securities recognized within Accumulated Other Comprehensive Income (“AOCI”):

	March 31, 2019
		Gross	Gross	Cost or
	Fair	Unrealized	Unrealized	Amortized
amounts in thousands	Value	Gains	(Losses)	Cost
Fixed Maturities:
U.S. Treasury Bonds, Agency Bonds and Foreign Government Bonds	$226,093	$1,334	$(3,050)	$227,809
States, Municipalities and Political Subdivisions	698,980	21,932	(586)	677,634
Mortgage-Backed and Asset-Backed Securities:
Agency Residential Mortgage-Backed Securities	329,582	1,106	(8,771)	337,247
Residential Mortgage Obligations	154,149	1,538	(295)	152,906
Asset-Backed Securities	532,027	1,746	(4,309)	534,590
Commercial Mortgage-Backed Securities	199,450	2,089	(1,397)	198,758
Subtotal	$1,215,208	$6,479	$(14,772)	$1,223,501
Corporate Exposures (1)	1,019,527	12,910	(8,061)	1,014,678
Total Fixed Maturities	$3,159,808	$42,655	$(26,469)	$3,143,622
Short-Term Investments	7,287	—	(1)	7,288
Total Available-For-Sale Investments	$3,167,095	$42,655	$(26,470)	$3,150,910

(1) -	Corporate Exposures consist of investments in corporate bonds, hybrid bonds and redeemable preferred stocks.

	December 31, 2018
		Gross	Gross	Cost or
	Fair	Unrealized	Unrealized	Amortized
amounts in thousands	Value	Gains	(Losses)	Cost
Fixed Maturities:
U.S. Treasury Bonds, Agency Bonds and Foreign Government Bonds	$239,776	$901	$(3,957)	$242,832
States, Municipalities and Political Subdivisions	646,551	10,734	(3,448)	639,265
Mortgage-Backed and Asset-Backed Securities:
Agency Residential Mortgage-Backed Securities	335,542	843	(13,118)	347,817
Residential Mortgage Obligations	138,373	604	(530)	138,299
Asset-Backed Securities	531,991	1,018	(8,040)	539,013
Commercial Mortgage-Backed Securities	188,201	858	(2,816)	190,159
Subtotal	$1,194,107	$3,323	$(24,504)	$1,215,288
Corporate Exposures (1)	1,002,489	3,101	(28,640)	1,028,028
Total Fixed Maturities	$3,082,923	$18,059	$(60,549)	$3,125,413
Short-Term Investments	10,233	—	(1)	10,234
Total Available-For-Sale Investments	$3,093,156	$18,059	$(60,550)	$3,135,647

(1) -	Corporate Exposures consist of investments in corporate bonds, hybrid bonds and redeemable preferred stocks.

The following table sets forth our Company’s Equity Securities at fair value as of March 31, 2019 and December 31, 2018:

	As of March 31, 2019
		Gross	Gross
	Fair	Unrealized	Unrealized	Cost
amounts in thousands	Value	Gains	(Losses)
Equity Securities:
Common Stocks	$181,512	$11,495	$(2,644)	$172,661
Preferred Stocks	176,935	2,082	(5,694)	180,547
Total Equity Securities	$358,447	$13,577	$(8,338)	$353,208

	December 31, 2018
		Gross	Gross
	Fair	Unrealized	Unrealized	Cost
amounts in thousands	Value	Gains	(Losses)
Equity Securities:
Common Stocks	$166,353	$4,738	$(15,984)	$177,599
Preferred Stocks	173,539	511	(10,791)	183,819
Total Equity Securities	$339,892	$5,249	$(26,775)	$361,418

Our Company made investments in certain companies, which are reported as Other Invested Assets on the Consolidated Balance Sheet and accounted for using the equity method.  In applying the equity method, these investments were initially recorded at cost and subsequently adjusted based on our Company’s proportionate share of the net income or loss of the investments. Our initial purchase price for these investments was $2.0 million with a current carrying value of $1.9 million at March 31, 2019 and December 31, 2018, as reflected on our Consolidated Balance Sheet.

Other Invested Assets also includes overseas deposits with a fair value of $50.4 million at March 31, 2019 and $46.5 million at December 31, 2018.  The overseas deposits consist of investments in private funds which are managed centrally by The Corporation of Lloyd’s in support of all Lloyd’s market participants. The funds consist of fixed income securities, bank deposits, and cash invested in local markets which are intended to fulfill regulatory deposit requirements in worldwide jurisdictions. Our Company’s ability to withdraw from the funds is restricted by an annual and quarterly funding and release process managed by Lloyd’s in conjunction with Syndicate 1221’s capital requirements in various jurisdictions.

As of March 31, 2019 and December 31, 2018, our Company did not have a concentration of greater than 5% of invested assets in a single non-government backed issuer.

As of March 31, 2019 and December 31, 2018, Fixed Maturities for which Non-Credit OTTI was previously recognized and included in AOCI were in a Net Unrealized Gain position of $0.3 million.

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

The contractual maturity dates for Fixed Maturities categorized by the number of years until maturity as of March 31, 2019 are shown in the following table:

	March 31, 2019
	Fair	Amortized
amounts in thousands	Value	Cost
Due in one year or less	$145,022	$145,859
Due after one year through five years	805,156	802,331
Due after five years through ten years	372,917	362,404
Due after ten years	621,505	609,527
Mortgage-Backed and Asset-Backed Securities	1,215,208	1,223,501
Total	$3,159,808	$3,143,622

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

The following tables summarize all Available-For-Sale securities in a gross unrealized loss position as of March 31, 2019 and December 31, 2018, showing the aggregate fair value and gross unrealized loss by the length of time those securities have continuously been in a gross unrealized loss position:

	March 31, 2019
	Less than 12 months		Greater than 12 months		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
amounts in thousands	Value	(Losses)	Value	(Losses)	Value	(Losses)
Fixed Maturities:
U.S. Treasury Bonds, Agency Bonds and Foreign Government Bonds	$32,603	$(377)	$121,784	$(2,673)	$154,387	$(3,050)
States, Municipalities and Political Subdivisions	6,964	(4)	76,493	(582)	83,457	(586)
Mortgage-Backed and Asset-Backed Securities:
Agency Residential Mortgage-Backed Securities	2,924	(19)	291,576	(8,752)	294,500	(8,771)
Residential Mortgage Obligations	35,368	(36)	14,258	(259)	49,626	(295)
Asset-Backed Securities	266,463	(3,490)	96,222	(819)	362,685	(4,309)
Commercial Mortgage-Backed Securities	55,185	(141)	42,717	(1,256)	97,902	(1,397)
Subtotal	$359,940	$(3,686)	$444,773	$(11,086)	$804,713	$(14,772)
Corporate Exposures (1)	35,038	(461)	438,306	(7,600)	473,344	(8,061)
Total Fixed Maturities	$434,545	$(4,528)	$1,081,356	$(21,941)	$1,515,901	$(26,469)

(1) -	Corporate Exposures consist of investments in corporate bonds, hybrid bonds and redeemable preferred stocks.

	December 31, 2018
	Less than 12 months		Greater than 12 months		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
amounts in thousands	Value	(Losses)	Value	(Losses)	Value	(Losses)
Fixed Maturities:
U.S. Treasury Bonds, Agency Bonds and Foreign Government Bonds	$101,395	$(2,486)	$112,195	$(1,471)	$213,590	$(3,957)
States, Municipalities and Political Subdivisions	123,479	(1,274)	105,405	(2,174)	228,884	(3,448)
Mortgage-Backed and Asset-Backed Securities:
Agency Residential Mortgage-Backed Securities	34,819	(814)	270,997	(12,304)	305,816	(13,118)
Residential Mortgage Obligations	70,965	(249)	10,110	(281)	81,075	(530)
Asset-Backed Securities	345,437	(6,950)	77,362	(1,090)	422,799	(8,040)
Commercial Mortgage-Backed Securities	58,877	(282)	41,477	(2,534)	100,354	(2,816)
Subtotal	$510,098	$(8,295)	$399,946	$(16,209)	$910,044	$(24,504)
Corporate Exposures (1)	481,057	(15,456)	300,113	(13,184)	781,170	(28,640)
Total Fixed Maturities	$1,216,029	$(27,511)	$917,659	$(33,038)	$2,133,688	$(60,549)

(1) -	Corporate Exposures consist of investments in corporate bonds, hybrid bonds and redeemable preferred stocks.

Our Company analyzes impaired securities quarterly to determine if any impairments are other-than-temporary.  The above securities with unrealized losses are deemed to be temporarily impaired based on our evaluation.

As of March 31, 2019, there were 511 Fixed Maturities in an unrealized loss position. The gross unrealized losses for the greater than 12 months category consists primarily of Agency Mortgage-Backed Securities and Corporate Bonds due to an increase in interest rates.  The gross unrealized losses for the less than 12 months category consists primarily of Asset-Backed Securities due to a lower demand for floating rate securities. At December 31, 2018, there were 808 Fixed Maturities in an unrealized loss position. In the above table, the gross unrealized loss for the greater than 12 months category consists primarily of Agency Residential Mortgage-Backed Securities and Hybrid bonds and Redeemable Preferred stocks, which are reported in Corporate Exposures, and is mostly due to an increase in interest rates and spread widening.  The gross unrealized loss for the less than 12 months category consists primarily of Hybrid bonds and Redeemable Preferred stocks, which are reported in Corporate Exposures, and Asset-Backed Securities mainly due to spread widening.

As of March 31, 2019 and December 31, 2018, the largest unrealized loss by a non-government backed issuer in the investment portfolio was $1.8 million and $3.7 million, respectively.

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

Our Company did not have any credit related OTTI losses during the three months ended March 31, 2019 and 2018.

As of March 31, 2019 and 2018, the cumulative amounts related to our Company’s credit loss portion of the OTTI losses on Fixed Maturities was $2.3 million and $2.4 million, respectively.

Our Company’s Net Investment Income was derived from the following sources:

	Three Months Ended March 31,
amounts in thousands	2019	2018
Fixed Maturities	$25,015	$21,052
Equity Securities	3,155	2,925
Short-Term Investments, Cash & Cash Equivalents	570	227
Other Invested Assets	228	186
Total Investment Income	$28,968	$24,390
Investment Expenses	(749)	(688)
Net Investment Income	$28,219	$23,702

Realized Gains and Losses on Investments Sold, excluding net OTTI losses recognized in earnings, for the periods indicated, were as follows:

	Three Months Ended March 31,
amounts in thousands	2019	2018
Fixed Maturities:
Gains	$784	$1,806
Losses	(265)	(275)
Fixed Maturities, Net	$519	$1,531

Short-Term Investments, Cash & Cash Equivalents:
Gains	$—	$18
Losses	(17)	(174)
Short-Term, Net	$(17)	$(156)

Other Invested Assets:
Gains	$134	$50
Losses	—	(41)
Other Invested Assets, Net	$134	$9

Equity Securities:
Gains	$3	$—
Losses	(246)	(215)
Equity Securities, Net	$(243)	$(215)
Net Realized Gains on Investments Sold	$393	$1,169

The following table presents the portion of Net Unrealized Gains (Losses) that relates to Equity Securities recognized during the three months ended March 31, 2018 and 2019:

	Three Months Ended March 31,
amounts in thousands	2019	2018
Equity Securities:
Total Net Realized and Unrealized Gains (Losses) recognized	$26,526	$(3,396)
Less: Net Realized Losses on Investments Sold	(243)	(215)
Net Unrealized Gains (Losses) recognized	$26,769	$(3,181)

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

The following tables present, for each of the fair value hierarchy levels as defined by the accounting guidance for fair value measurements described above, our Company’s Fixed Maturities and Equity Securities by asset class that are measured at fair value on a recurring basis, as well as the fair value of the 5.75% Senior Notes due October 15, 2023 (the “Senior Notes”) carried at amortized cost as of March 31, 2019 and December 31, 2018:

	March 31, 2019
amounts in thousands	Level 1	Level 2	Level 3	Total
Fixed Maturities:
U.S. Treasury Bonds, Agency Bonds and Foreign Government Bonds	$26,308	$199,785	$—	$226,093
States, Municipalities and Political Subdivisions	—	698,980	—	698,980
Mortgage-Backed and Asset-Backed Securities:
Agency Residential Mortgage-Backed Securities	—	329,582	—	329,582
Residential Mortgage Obligations	—	154,149	—	154,149
Asset-Backed Securities	—	532,027	—	532,027
Commercial Mortgage-Backed Securities	—	199,450	—	199,450
Subtotal	$—	$1,215,208	$—	$1,215,208
Corporate Exposures	—	1,019,527	—	1,019,527
Total Fixed Maturities	$26,308	$3,133,500	$—	$3,159,808
Equity Securities:
Common Stocks	$34,678	$146,834	$—	$181,512
Preferred Stocks	—	176,935	—	176,935
Total Equity Securities	$34,678	$323,769	$—	$358,447
Short-Term Investments	—	7,287	—	7,287
Total Assets Measured at Fair Value	$60,986	$3,464,556	$—	$3,525,542
Senior Notes	$—	$283,554	$—	$283,554
Total Liabilities Measured at Fair Value	$—	$283,554	$—	$283,554

	December 31, 2018
amounts in thousands	Level 1	Level 2	Level 3	Total
Fixed Maturities:
U.S. Treasury Bonds, Agency Bonds and Foreign Government Bonds	$35,537	$204,239	$—	$239,776
States, Municipalities and Political Subdivisions	—	646,551	—	646,551
Mortgage-Backed and Asset-Backed Securities:
Agency Residential Mortgage-Backed Securities	—	335,542	—	335,542
Residential Mortgage Obligations	—	138,373	—	138,373
Asset-Backed Securities	—	531,991	—	531,991
Commercial Mortgage-Backed Securities	—	188,201	—	188,201
Subtotal	$—	$1,194,107	$—	$1,194,107
Corporate Exposures	—	1,002,489	—	1,002,489
Total Fixed Maturities	$35,537	$3,047,386	$—	$3,082,923
Equity Securities:
Common Stocks	$35,029	$131,324	$—	$166,353
Preferred Stocks	—	173,539	—	173,539
Total Equity Securities	$35,029	$304,863	$—	$339,892
Short-Term Investments	—	10,233	—	10,233
Total Assets Measured at Fair Value	$70,566	$3,362,482	$—	$3,433,048
Senior Notes	$—	$278,150	$—	$278,150
Total Liabilities Measured at Fair Value	$—	$278,150	$—	$278,150

Other financial assets and liabilities including Cash, Premium Receivable, Reinsurance Recoverable and Reinsurance Balances Payable are carried at cost, which approximates fair value. Our Company has overseas deposits in Other Invested Assets of $50.4 million and $46.5 million at March 31, 2019 and December 31, 2018, respectively, which is measured at fair value using the net asset value (“NAV”) as a practical expedient.

Our Company did not have any transfers between Level 1 and Level 2 classifications for the three months ended March 31, 2019.

As of March 31, 2019, our Company did not have any Level 3 assets.

NOTE 6. GOODWILL AND INTANGIBLE ASSETS

The Company had goodwill and other intangible assets of $26.7 million and $27.1 million at March 31, 2019 and December 31, 2018, respectively.

Goodwill

The following table shows an analysis of goodwill by reporting segment:

	Three Months Ended March 31, 2019
	U.S.	Int'l
amounts in thousands	Insurance	Insurance	Total
Goodwill at Beginning of the Period	$1,978	$14,840	$16,818
Foreign Currency Translation Adjustment	—	(31)	(31)
Goodwill at End of the Period	$1,978	$14,809	$16,787

Intangibles

The gross carrying value, accumulated amortization, and weighted average amortization period of intangible assets by type at March 31, 2019 was as follows:

	As of March 31, 2019
amounts in thousands	Gross Carrying Amount	Accumulated Amortization	Weighted Average Amortization Period
Finite-Lived Assets
ASCO Customer Relationships	$3,260	$(245)	10 years
ASCO VOBA	1,649	(309)	4 years
BDM Broker Networks	976	(49)	15 years
BDM Trade Name	480	(360)	1 year
Total	$6,365	$(963)
Indefinite-Lived Assets
ASCO European Licenses	$2,399	indefinite
NUAL Lloyd's Syndicate Capacity	2,136	indefinite
Total	$4,535

The amortization of the Finite-Lived Assets was recognized within Other Operating Expenses on our Consolidated Statements of Income (Loss) with the exception of the amortization of the value of business acquired (“VOBA”) asset, which was recognized within Commission Expenses.

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

The following table summarizes our Company’s Reserves for Losses and LAE activity for the three months ended March 31, 2019 and 2018:

	For the Three Months Ended March 31,
amounts in thousands	2019	2018
Net Reserves for Losses and LAE at Beginning of Year	$1,923,784	$1,705,380

Provision for Losses and LAE for Claims Occurring in the Current Year	218,029	184,179

Increase (Decrease) in Estimated Losses and LAE for Claims Occurring in Prior Years	52,323	1,966
Incurred Losses and LAE	$270,352	$186,145
Losses and LAE Paid for Claims Occurring During:
Current Year	(19,251)	(9,206)
Prior Years	(203,287)	(155,860)
Losses and LAE Payments	$(222,538)	$(165,066)
Foreign Currency Adjustment	8,084	4,980

Net Reserves for Losses and LAE at End of Period	1,979,682	1,731,439
Reinsurance Recoverables on Unpaid Losses and LAE	830,732	790,388
Gross Reserves for Losses and LAE at End of Period	$2,810,414	$2,521,827

For the three months ended March 31, 2019, our Incurred Losses and LAE increased $84.2 million as compared to the same period in 2018, driven by a $50.4 million increase in net prior AY reserve strengthening, as well as an increase due to growth in Net Earned Premium over the prior year including the impact of additional premium from the NICE Group which was acquired at the end of second quarter 2018.

For the three months ended March 31, 2019, we recognized total net catastrophe losses of $2.0 million, including a loss from the Russian River Flood in California.  This compared to no catastrophe losses for the same period in 2018.

For the three months ended March 31, 2019, we recognized $52.3 million of net prior AY reserve strengthening, including the following:

•

$26.6 million from our U.S. Insurance reporting segment driven by $23.4 million of strengthening within Marine mostly related to an increase in our IBNR provision for run-off business for accident years prior to 1988 within our Marine Liability product line, $2.2 million in Professional Liability driven by unfavorable loss emergence on our Real Estate product, and $1.0 million in P&C due to unfavorable loss emergence in our Primary Casualty and Property divisions, partially offset by favorable loss emergence in our Commercial Excess Casualty and Environmental business lines.

•

$16.8 million from our Int’l Insurance reporting segment driven by $15.6 million of strengthening within Professional Liability mostly related to large loss activity within our D&O division and $2.0 million within Marine primarily due to loss development on net prior AY catastrophe losses.  This reserve strengthening was partially offset by $0.8 million of release within our P&C operating segment, mostly due to favorable loss emergence on net prior AY catastrophe losses.

•

$8.9 million from our GlobalRe reporting segment driven by $5.6 million and $5.3 million of strengthening within our Specialty Casualty and P&C products, respectively, related to unfavorable loss emergence, as well as development on net prior AY catastrophe losses within P&C, and $1.0 million of strengthening within Marine due to loss development. This reserve strengthening was partially offset by $3.0 million of net prior AY reserve release within our Surety product due to favorable loss emergence.

For the three months ended March 31, 2019, our Losses and LAE Payments increased $57.5 million as compared to the same period in 2018, primarily due to increased claim payments associated with growth in our business.

Our March 31, 2019 Net Reserves for Losses and LAE includes estimated amounts for numerous catastrophe events. We caution that the magnitude and complexity of losses arising from these events inherently increases the level of uncertainty and therefore the level of management judgment involved in arriving at our estimated Net Reserves for Losses and LAE. As a result, our actual losses for these events may ultimately differ materially from our current estimates.

NOTE 8. CEDED REINSURANCE

As of March 31, 2019, the credit quality distribution of our Company’s reinsurance recoverable of $1.2 billion for ceded paid losses, ceded unpaid losses and LAE, and ceded unearned premiums based on insurer financial strength ratings from A.M. Best or S&P was not significantly different from the credit quality distribution as of December 31, 2018.

Our allowance for uncollectible reinsurance was $13.4 million as of March 31, 2019 and December 31, 2018.

As of March 31, 2019, the list of our 10 largest reinsurers measured by the amount of reinsurance recoverable for ceded losses and LAE and ceded unearned premium, together with the reinsurance recoverable and collateral, was similar to the list as of December 31, 2018.

NOTE 9. LEASES

The Company enters into lease agreements for real estate which is primarily used for office facilities in the ordinary course of business. These leases are accounted for as operating leases, whereby lease expense is recognized on a straight-line basis over the term of the lease. See Note 1 Organization & Summary of Significant Accounting Policies for additional information regarding the accounting for leases.

Certain of our European operating real estate leases contain variable lease payments which are based on indexes of the respective countries. Most leases include an option to extend or renew the lease term. The exercise of the renewal option is at our discretion. The operating lease liability includes lease payments related to options to extend or renew the lease term if we are reasonably certain of exercising those options. In determining the present value of lease payments, we utilize the Company’s incremental secured borrowing rate commensurate with the term of the underlying lease.

Rent expense is included in Other Operating Expenses in the Consolidated Statement of Income (Loss). Additional information regarding the Company’s real estate operating leases is as follows:

amounts in thousands	Three Months Ended March 31, 2019
Lease cost
Operating leases	$2,121
Variable leases	2
Total lease cost	$2,123

Other information on operating leases
Cash payments included in the measurement of lease liabilities reported in operating cash flows	$2,459
Weighted average discount rate	2.97%
Weighted average remaining lease term in years	7.2 years

The following table presents the contractual maturities of the Company's lease liabilities:

amounts in thousands	Real Estate Lease Liability
Remainder of 2019	$7,480
2020	9,818
2021	8,985
2022	8,090
2023	7,344
Thereafter	15,869
Total undiscounted lease base rent payments	57,586
Less: present value adjustment	3,970
Operating lease liability	$53,616

NOTE 10. COMMITMENTS AND CONTINGENCIES

In 2013, the State of Connecticut (“the State”) awarded our Company up to $11.5 million ($8.0 million in loans and $3.5 million in grants) to move our corporate headquarters to Stamford, Connecticut. The loan is non-interest bearing, has a term of 10 years and is subject to forgiveness based on our compliance with certain conditions set forth in the agreement with the State. The amount of the loan to be received and forgiven is dependent on our Company reaching certain milestones for creation and retention of new jobs over a five-year period, and the funds are to be used to offset certain equipment purchases, facility costs, training of employees and other eligible project-related costs. As of March 31, 2019, our Company has received all of the award and earned a loan forgiveness credit of $7.0 million with the State. Our Company is recognizing the amount of loan and grants received over the period in which offsetting expenses are recognized. Our Company recognized $0.3 million and $0.4 million of the incentive for the three months ended March 31, 2019 and 2018, respectively. As of March 31, 2019 and December 31, 2018, our Company has deferred revenue of $4.4 million and $4.7 million, respectively, which is included in Other Liabilities on the Consolidated Balance Sheets.

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

NOTE 11. STOCK-BASED COMPENSATION

Stock-based compensation granted under our Company’s stock plans is expensed in tranches over the vesting period. Non-performance based grants of restricted stock units generally vest equally over a three or four-year period. Performance units generally cliff vest three years after they are granted. During the first quarter of 2019, awards were granted as restricted stock units which cliff vest three years after the grant date.

Each performance unit and restricted stock unit represents a contingent right to receive one share of Common Stock as of the vesting date. Such Common Stock may be subject to forfeiture for the payment of any required tax withholding.

The activity related to our Company's restricted stock unit awards was as follows:

	Three Months Ended March 31, 2019
	Number of Awards	Weighted Average Grant Date Fair Value (1)
Nonvested at the beginning of the period	86,589	$49.45
Granted	191,713	69.76
Vested (2)	(14,849)	46.51
Forfeited	(8,250)	48.74
Nonvested at the end of the period	255,203	$64.90

(1)	Fair value is based on the closing price of our common shares on the NASDAQ on the grant date.
(2)

This amount represents the gross number of shares vested before any share forfeiture to pay required tax withholdings. For the three months ended March 31, 2019 share awards of 6,043 were withheld for tax payments at a weighted average vest date fair value of $69.62.

Restricted stock unit awards that remain outstanding at the time of the Merger will be treated as follows in accordance with the Merger Agreement:

Each tranche of the restricted stock unit awards that remains outstanding at the time of the Merger that are scheduled to vest prior to January 1, 2020 will be converted into a right to receive an amount in cash equal to the product of (a) the Merger Consideration multiplied by (b) the number of restricted stock unit in the applicable tranche, and will vest upon the Merger.

Each tranche of the restricted stock unit awards that remains outstanding at the time of the Merger that are scheduled to vest on or after January 1, 2020 and was granted prior to January 1, 2019 will be cancelled and converted into a right to receive an amount in cash equal to the product of (a) the Merger Consideration multiplied by (b) the number of restricted stock units in the applicable tranche, and will vest pursuant to the existing vesting schedule.

Each tranche of the restricted stock unit awards that remains outstanding at the time of the Merger that was granted on or after January 1, 2019 will be cancelled and converted into the right to receive a number of restricted stock units issued by The Hartford equal to (a) the Merger Consideration multiplied by the number of restricted stock units in the applicable tranche, divided by (b) the closing price of a share of The Hartford common stock on the business day immediately prior to the Merger, and will vest pursuant to the existing vesting schedule.

The activity related to our Company's performance-based equity awards was as follows:

	Three Months Ended March 31, 2019
	Number of Awards	Weighted Average Grant Date Fair Value (1)
Nonvested at the beginning of the period	845,533	$48.86
Granted	—	—
Performance Adjustment	(96,448)	40.57
Vested (2)	(247,448)	40.70
Forfeited	(27,000)	51.27
Nonvested at the end of the period	474,637	$54.66

(1)	Fair value is based on the closing price of our common shares on the NASDAQ on the grant date.
(2)

This amount represents the gross number of shares vested before any share forfeiture to pay required tax withholdings. For the three months ended March 31, 2019 share awards of 98,558 were withheld for tax payments at a weighted average vest date fair value of $69.78.

Performance unit awards that remain outstanding at the time of the Merger will be treated as follows in accordance with the Merger Agreement:

Each performance unit award granted prior to January 1, 2017 that remains outstanding at the time of the Merger will be converted into a right to receive an amount in cash equal to the product of (a) the Merger Consideration multiplied by (b) the target performance units granted and will vest upon the Merger.

Each performance unit award granted on or after January 1, 2017 and prior to January 1, 2019 that remains outstanding at the time of the Merger will be cancelled and converted into a right to receive an amount in cash equal to the product of (a) the Merger Consideration multiplied by (b) the target performance units granted, and will vest pursuant to the existing vesting schedule.

NOTE 12. STOCKHOLDERS’ EQUITY

On February 14, 2019 our Board of Directors declared a cash dividend of $0.07 per share that was paid on March 11, 2019. During the three months ended March 31, 2018, a dividend of $0.07 per share was declared and paid.

NOTE 13. SUBSEQUENT EVENTS

Merger

The Merger Agreement provides for the automatic extension of the outside date from May 1, 2019 to July 1, 2019 to allow the parties additional time to satisfy a mutual condition to closing relating to the receipt of all required regulatory approvals. As of May 1, 2019, the completion of the Merger remained subject to the approval of the New York State Department of Financial Services (the “NYDFS”) and the automatic extension has been triggered. The Company and The Hartford continue to pursue a timely approval of the change in control application with the NYDFS in order to complete the Merger as promptly as possible.

Income Taxes

Subsequent to March 31, 2019, the Company entered into an agreement to settle an uncertain tax position with the Internal Revenue Service related to foreign tax credits for years 2014, 2015 and 2016. The settlement resulted in a decrease to unrecognized tax benefits of $6.4 million.

Cash Dividend Declared

On May 9, 2019, our Board of Directors declared a cash dividend on our Company’s Common Stock of $0.07 per share, payable on June 4, 2019 to stockholders of record on May 20, 2019.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

Some of the statements in this Quarterly Report on Form 10-Q are “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact included in or incorporated by reference in this Quarterly Report are forward-looking statements. Whenever used in this report, the words “estimate,” “expect,” “believe,” “may,” “will,” “intend,” “continue” or similar expressions or their negative are intended to identify such forward-looking statements. Forward-looking statements are derived from information that we currently have and assumptions that we make. Factors that could cause actual results to differ materially from our forward-looking statements include, but are not limited to, the factors described in Part I, Item 1A, Risk Factors section in our 2018 Annual Report on Form 10-K and Part II, Item 1A, Risk Factors included in this Form 10-Q. Due to these known risks, any unknown risks, uncertainties and assumptions, forward-looking statements discussed in this report may not occur and actual results may differ materially, and you are therefore cautioned not to place undue reliance on them. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

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

Underwriting Profit (Loss)

Underwriting Profit (Loss) represents one measure of the pre-tax profitability of our insurance operations and is derived by subtracting the following from Net Earned Premiums: Net Losses and LAE Incurred, Commission Expenses, Other Operating Expenses and Other Underwriting Income (Expense). This information is available in total and by segment in Note 3 Segment Information in the Interim Consolidated Financial Statements. The nearest comparable GAAP measure is Income (Loss) Before Income Taxes which, in addition to Net Underwriting Profit (Loss), includes Net Investment Income, Total Net Realized and Unrealized Gains (Losses) recognized in our Consolidated Statements of Income (Loss), Interest Expense, Other Income (Loss), and Merger Transaction Costs. While this measure is presented in the footnotes to the Interim Consolidated Financial Statements, it is considered a “non-GAAP financial measure” as defined in Regulation G when presented elsewhere on a consolidated basis.

A reconciliation of total Net Underwriting Profit (Loss) and its components to Income (Loss) Before Income Taxes (the nearest GAAP financial measure) can be found in Item 1, Note 3 Segment Information to the Interim Consolidated Financial Statements and in Item 2, Segment Results. We believe that presentation of Net Underwriting Profit (Loss) provides investors with an enhanced understanding of our results of operations, by highlighting the underlying pre-tax profitability of our underwriting activities.

Overview

The discussion and analysis of our financial condition and results of operations contained herein should be read in conjunction with our 2018 Annual Report on Form 10-K in its entirety as well as the statements under “Forward-Looking Statements” and the Interim Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q for a complete description of events, trends, uncertainties, risks and critical accounting estimates affecting us.

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

During the second quarter of 2018, our Company established a wholly owned subsidiary, Navigators Holding (Europe) NV, which on June 7, 2018 (the “acquisition date”), acquired a 100% ownership interest in Bracht, Deckers & Mackelbert NV, an insurance underwriting agency organized under the laws of Belgium (“BDM”), Assurances Continentales – Continentale Verzekeringen NV, an insurance company licensed under the laws of Belgium (“ASCO”), and a wholly-owned subsidiary of ASCO, Canal Re S.A., a reinsurance company licensed under the laws of the Grand Duchy of Luxembourg (“Canal Re”). This group of three companies will be referred to as the “Navigators Insurance Companies of Europe Group” or “NICE Group.”

On August 22, 2018, our Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with The Hartford Financial Services Group, Inc. (“The Hartford”). The Merger Agreement provides that, subject to the terms and conditions set forth therein, our Company will merge with an existing subsidiary of the Hartford, with our Company surviving as a wholly owned subsidiary of The Hartford (the “Merger”). Pursuant to the Merger Agreement, at the effective time of the Merger, holders of the Company’s common shares will be entitled to receive consideration of $70.00 in cash per common share. The Merger Agreement provides for the automatic extension of the outside date from May 1, 2019 to July 1, 2019 to allow the parties additional time to satisfy a mutual condition to closing relating to the receipt of all required regulatory approvals. As of May 1, 2019, the completion of the Merger remained subject to the approval of the New York State Department of Financial Services (the “NYDFS”) and the automatic extension has been triggered. The Company and The Hartford continue to pursue a timely approval of the change in control application with the NYDFS in order to complete the Merger as promptly as possible.

Financial Highlights – Selected Indicators

	Three Months Ended
amounts in thousands, except per share amounts	March 31, 2019	March 31, 2018
Results of Operations Data:
Net Earned Premiums	$377,189	$322,627
Net Investment Income	28,219	23,702
Underwriting Profit (Loss)	(43,512)	19,407
Net Income (Loss)	(1,738)	30,878
Net Income (Loss) per Diluted Share	$(0.06)	$1.02
Net Cash provided by Operating Activities	$30,900	$35,763

amounts in thousands, except per share amounts	As of March 31, 2019	As of December 31, 2018
Balance Sheet Data:
Total Assets	$5,856,283	$5,603,449
Total Shareholders' Equity	$1,230,383	$1,186,850
Book Value per Share	$41.05	$39.85

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

Results of Operations

The following table presents a summary of our consolidated financial results for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,		% Change
amounts in thousands, except per share amounts	2019	2018	QTD
Gross Written Premiums	$580,976	$495,224	17.3%
Ceded Written Premiums	(119,309)	(101,962)	17.0%
Net Written Premiums	461,667	393,262	17.4%

Net Earned Premiums	377,189	322,627	16.9%
Net Losses and LAE	(270,352)	(186,145)	45.2%
Commission Expenses	(67,716)	(54,152)	25.0%
Other Operating Expenses	(83,756)	(62,926)	33.1%
Other Underwriting Income	1,123	3	NM
Underwriting Profit (Loss)	$(43,512)	$19,407	NM

Net Investment Income	28,219	23,702	19.1%
Total Net Realized and Unrealized Gains (Losses)	27,162	(2,012)	NM
Interest Expense	(3,867)	(3,864)	0.1%
Other Loss	(5,395)	(120)	NM
Merger Transaction Costs	(850)	—	NM
Income Before Income Taxes	$1,757	$37,113	(95.3%)
Income Tax Expense	(3,495)	(6,235)	(44.0%)
Net Income (Loss)	$(1,738)	$30,878	NM

Net Income (Loss) per Basic Share	$(0.06)	$1.04
Net Income (Loss) per Diluted Share	$(0.06)	$1.02

Effective Tax Rate	198.9%	16.8%

Losses and LAE Ratio	71.7%	57.7%
Commission Expense Ratio	18.0%	16.8%
Other Operating Expense Ratio (1)	21.8%	19.5%
Combined Ratio	111.5%	94.0%

(1) -	Includes Other Operating Expenses and Other Underwriting Income.
NM -	Percentage change not meaningful

The following tables calculate our Net Operating Earnings (Loss) for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31, 2019			Three Months Ended March 31, 2018			% Change
amounts in thousands, except per share amounts	Pre-Tax	Tax (1)	After-Tax	Pre-Tax	Tax (1)	After-Tax	QTD
Net Income (Loss)	$1,757	$(3,495)	$(1,738)	$37,113	$(6,235)	$30,878	NM
Adjustments to Net Income (Loss):
Total Net Realized and Unrealized Gains	(27,162)	5,704	(21,458)	2,012	(422)	1,590	NM
FX Losses (Gains)	6,339	(1,331)	5,008	1,522	(320)	1,202	NM
Net Gain on Disposition of Product Line	—	—	—	(948)	199	(749)
Merger Transaction Costs	850	(164)	686	—	—	—	NM
Net Operating Earnings (Loss)	$(18,216)	$714	$(17,502)	$39,699	$(6,778)	$32,921	NM
Average Common Shares Outstanding:
Basic			29,871			29,595
Diluted			29,871			30,137
Net Operating Earnings (Loss) per Common Share:
Basic			$(0.59)			$1.11
Diluted			$(0.59)			$1.09

(1) -	Tax impact is estimated by applying the statutory rates of applicable jurisdictions, after consideration of any other relevant factors.
NM -	Percentage change not meaningful.

Underwriting Profit (Loss)

Our Company reported an Underwriting Loss of $43.5 million for the three months ended March 31, 2019, compared to an Underwriting Profit of $19.4 million for the three months ended March 31, 2018.

The decrease from an Underwriting Profit to an Underwriting Loss was significantly impacted by a $50.4 million increase in Net Prior Accident Year Reserve Strengthening over prior year, primarily related to an increase in our IBNR provision for run-off business for accident years prior to 1988 within the U.S. Marine operating segment and large loss activity within our Int’l Professional Liability operating segment in the current period. Additionally, the Underwriting Loss was impacted by an increase in Other Operating Expenses primarily due to increased headcount, incentive compensation, severance costs and professional fees related to certain finance transformation initiatives as well as an increase in the Commission Expense Ratio primarily driven by the Int’l Insurance reporting segment. Partially offsetting these decreases to Underwriting Profit compared to the prior period was the impact of growth in Net Earned Premiums across all of our reporting segments.

For more detail on Underwriting Profit (Loss), see the U.S. Insurance, Int’l Insurance and GlobalRe reporting segment results sections included herein.

A major component of our Underwriting Profit (Loss) is Net Losses and LAE. The following table presents the current and prior accident year (“AY”) changes in our Net Losses and LAE Ratio for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,		Point
	2019	2018	Change
Net Losses and LAE Ratio	71.7%	57.7%	14.0
Net Prior AY Reserve (Release)/Strengthening	13.9%	0.6%	13.3
Net Current AY Losses and LAE Ratio	57.8%	57.1%	0.7

For the three months ended March 31, 2019, our Reported Net Losses and LAE Ratio increased 14.0 points as compared to the same period in 2018 driven by:

Prior Year Reserve Development

For the three months ended March 31, 2019, our Net Prior AY Losses and LAE Ratio increased 13.3 points as compared to the same period in 2018 driven by $52.3 million of Net Prior AY Reserve Strengthening, primarily attributable to an increase in our IBNR provision for run-off business for accident years prior to 1988 within our U.S. Marine operating segment and large loss activity within our Int’l Professional Liability operating segment.

Changes in the Current Accident Year Loss Ratio

For the three months ended March 31, 2019, our Net Current AY Losses and LAE Ratio increased 0.7 points as compared to the same period in 2018 primarily driven by net catastrophe losses related to the Russian River Flood in California impacting our Int’l Insurance reporting segment during the first quarter of 2019.

Net Investment Income

Our Net Investment Income was derived from the following sources:

	Three Months Ended March 31,
amounts in thousands	2019	2018
Fixed Maturities	$25,015	$21,052
Equity Securities	3,155	2,925
Short-Term Investments, Cash & Cash Equivalents	570	227
Other Invested Assets	228	186
Total Investment Income	$28,968	$24,390
Investment Expenses	(749)	(688)
Net Investment Income	$28,219	$23,702

The increase in Net Investment Income for the three months ended March 31, 2019 as compared to the same period in the prior year was due to an increase in yields and growth of invested assets in the Fixed Maturities portfolio. The annualized pre-tax yield, excluding Total Net Realized and Unrealized Gains and Losses recognized in our Results of Operations, for the three months ended March 31, 2019 was 3.0% compared to 2.7% for the same period in 2018.

As part of our overall investment strategy, we seek to build a tax efficient investment portfolio by maintaining an allocation of tax- exempt municipal bonds. The tax-exempt portion of our Fixed Maturities portfolio was 17.9% at March 31, 2019 as compared to 19.7% at March 31, 2018. Additionally, 86.2% and 94.3% of our equity portfolio is invested in tax efficient securities at March 31, 2019 and 2018, respectively, which qualify for the dividends received deduction. The tax equivalent yield for the three months ended March 31, 2019 and 2018 was 3.1% and 2.9%, respectively.

OTTI Losses Recognized in Earnings

Our Company had no credit related OTTI losses during the three months ended March 31, 2019 and 2018.

Net Realized Gains and Losses on Investments Sold

Net Realized Gains and Losses on Investments Sold, excluding OTTI Losses Recognized in Earnings, for the periods indicated were as follows:

	Three Months Ended March 31,
amounts in thousands	2019	2018
Fixed Maturities:
Gains	$784	$1,806
Losses	(265)	(275)
Fixed Maturities, Net	$519	$1,531

Short-Term Investments, Cash & Cash Equivalents:
Gains	$—	$18
Losses	(17)	(174)
Short-Term, Net	$(17)	$(156)

Other Invested Assets:
Gains	$134	$50
Losses	—	(41)
Other Invested Assets, Net	$134	$9

Equity Securities:
Gains	$3	$—
Losses	(246)	(215)
Equity Securities, Net	$(243)	$(215)
Net Realized Gains on Investments Sold	$393	$1,169

Net Realized Gains and Losses are generated as part of the normal ongoing management of our investment portfolio. Net Realized Gains of $0.4 million for the three months ended March 31, 2019 are primarily due to the sale of Municipal Bonds and Corporate Exposures, partially offset by realized losses from the sale of preferred stock. Net realized gains of $1.2 million for the three months ended March 31, 2018 are primarily due to the sale of Corporate Exposures.

Net Unrealized Gains and Losses on Investments at Fair Value through Net Income

For the three months ended March 31, 2019 our Company had $26.8 million of net unrealized gains on our Equity Securities.  For the three months ended March 31, 2018 our Company had $3.2 million of net unrealized losses on our Equity Securities.

Interest Expense

Interest Expense was $3.9 million for the three months ended March 31, 2019 and 2018, relating to our $265.0 million principal amount of the Senior Notes. The effective interest rate related to the Senior Notes, based on the proceeds net of discount and all issuance costs, is approximately 5.86%.

Other Loss

Other Loss for the three months ended March 31, 2019 was $(5.4) million compared to $(0.1) million for the same period in 2018. The loss for the three months ended March 31, 2019 was attributable to net realized and unrealized foreign exchange losses driven by the re-measurement of net insurance related liabilities primarily impacted by the weakening of the U.S. Dollar against the Great British pound. The loss for the three months ended March 31, 2018 included revenue from the sale of renewal rights for our Company’s fixed-premium protection and indemnity business, offset by net realized and unrealized foreign exchange losses.

Merger Transaction Costs

Merger Transaction Costs for the three months ended March 31, 2019 were $0.9 million. These costs represent expenses incurred that are associated with the Merger and are unrelated to our ongoing operations.

Income Taxes

We recorded an Effective Tax Rate of 198.9% for the three months ended March 31, 2019 compared to 16.8% for the same period in 2018. The increase of 182.1 points for the three months ended March 31, 2019 is mainly the result of an increase in the valuation allowance against our Continental European business. The rate impact of the valuation allowance was amplified by the low net pretax income, resulting in the high tax rate.

Segment Results

The following tables summarize our Consolidated Financial Results by reporting segment for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31, 2019
	U.S.	Int'l
amounts in thousands	Insurance	Insurance	GlobalRe	Corporate (1)	Total
Gross Written Premiums	$291,967	$156,129	$132,880	$—	$580,976
Ceded Written Premiums	(73,795)	(37,731)	(7,783)	—	(119,309)
Net Written Premiums	$218,172	$118,398	$125,097	$—	$461,667
Retention Ratio	74.7%	75.8%	94.1%	—	79.5%
Net Earned Premiums	$202,037	$108,913	$66,239	$—	$377,189
Net Losses and LAE	(151,125)	(75,458)	(43,769)	—	(270,352)
Commission Expenses	(24,786)	(26,447)	(16,433)	(50)	(67,716)
Other Operating Expenses	(43,210)	(32,422)	(8,124)	—	(83,756)
Other Underwriting Income (Expense)	95	1,034	(56)	50	1,123
Underwriting Loss	$(16,989)	$(24,380)	$(2,143)	$—	$(43,512)
Net Investment Income				28,219	28,219
Total Net Realized and Unrealized Gains				27,162	27,162
Interest Expense				(3,867)	(3,867)
Other Loss				(5,395)	(5,395)
Merger Transaction Costs				(850)	(850)
Income (Loss) Before Income Taxes	$(16,989)	$(24,380)	$(2,143)	$45,269	$1,757
Income Tax Expense				(3,495)	(3,495)
Net Loss					$(1,738)

Losses and LAE Ratio	74.8%	69.3%	66.1%		71.7%
Commission Expense Ratio	12.3%	24.3%	24.8%		18.0%
Other Operating Expense Ratio (2)	21.3%	28.8%	12.3%		21.8%
Combined Ratio	108.4%	122.4%	103.2%		111.5%

(1) -	Includes Corporate segment intercompany eliminations.
(2) -	Includes Other Operating Expenses and Other Underwriting Income (Expense).

	Three Months Ended March 31, 2018
	U.S.	Int'l
amounts in thousands	Insurance	Insurance	GlobalRe	Corporate (1)	Total
Gross Written Premiums	$239,928	$127,872	$127,424	$—	$495,224
Ceded Written Premiums	(66,581)	(28,888)	(6,493)	—	(101,962)
Net Written Premiums	$173,347	$98,984	$120,931	$—	$393,262
Retention Ratio	72.2%	77.4%	94.9%	—	79.4%
Net Earned Premiums	$172,913	$93,210	$56,504	$—	$322,627
Net Losses and LAE	(110,422)	(45,843)	(29,880)	—	(186,145)
Commission Expenses	(20,861)	(19,756)	(13,768)	233	(54,152)
Other Operating Expenses	(36,991)	(20,530)	(5,405)	—	(62,926)
Other Underwriting Income (Expense)	98	—	138	(233)	3
Underwriting Profit	4,737	7,081	7,589	$—	19,407
Net Investment Income				23,702	23,702
Total Net Realized and Unrealized Losses				(2,012)	(2,012)
Interest Expense				(3,864)	(3,864)
Other Loss				(120)	(120)
Income Before Income Taxes	$4,737	$7,081	$7,589	$17,706	$37,113
Income Tax Expense				(6,235)	(6,235)
Net Income					$30,878

Losses and LAE Ratio	63.9%	49.2%	52.9%		57.7%
Commission Expense Ratio	12.1%	21.2%	24.4%		16.8%
Other Operating Expense Ratio (2)	21.3%	22.0%	9.3%		19.5%
Combined Ratio	97.3%	92.4%	86.6%		94.0%

(1) -	Includes Corporate segment intercompany eliminations.
(2) -	Includes Other Operating Expenses and Other Underwriting Income (Expense).

U.S. Insurance

The following tables summarize our Underwriting Profit (Loss) by operating segment for our U.S. Insurance reporting segment for the three months ended March 31, 2019 and 2018:

	U.S. Insurance
	Three Months Ended March 31, 2019
amounts in thousands	Marine	P&C	Professional Liability	Total	Change 2019 vs. 2018
Gross Written Premiums	$47,801	$207,802	$36,364	$291,967	21.7%
Ceded Written Premiums	(15,077)	(53,544)	(5,174)	(73,795)	10.8%
Net Written Premiums	$32,724	$154,258	$31,190	$218,172	25.9%
Retention Ratio	68.5%	74.2%	85.8%	74.7%	2.5
Net Earned Premiums	$23,357	$151,171	$27,509	$202,037	16.8%
Net Losses and LAE	(36,852)	(95,589)	(18,684)	(151,125)	36.9%
Commission Expenses	(1,872)	(17,895)	(5,019)	(24,786)	18.8%
Other Operating Expenses	(7,883)	(29,610)	(5,717)	(43,210)	16.8%
Other Underwriting Income	3	90	2	95	(3.1%)
Underwriting Profit (Loss)	$(23,247)	$8,167	$(1,909)	$(16,989)	NM
Losses and LAE Ratio	157.8%	63.2%	67.9%	74.8%
Commission Expense Ratio	8.0%	11.8%	18.2%	12.3%
Other Operating Expense Ratio (1)	33.7%	19.6%	20.8%	21.3%
Combined Ratio	199.5%	94.6%	106.9%	108.4%

(1) -	Includes Other Operating Expenses and Other Underwriting Income (Expense).
NM -	Percentage change not meaningful

	U.S. Insurance
	Three Months Ended March 31, 2018
amounts in thousands	Marine	P&C	Professional Liability	Total
Gross Written Premiums	$41,724	$168,193	$30,011	$239,928
Ceded Written Premiums	(17,480)	(44,912)	(4,189)	(66,581)
Net Written Premiums	$24,244	$123,281	$25,822	$173,347
Retention Ratio	58.1%	73.3%	86.0%	72.2%
Net Earned Premiums	$21,092	$127,590	$24,231	$172,913
Net Losses and LAE	(15,752)	(80,918)	(13,752)	(110,422)
Commission Expenses	(1,408)	(15,167)	(4,286)	(20,861)
Other Operating Expenses	(6,275)	(25,624)	(5,092)	(36,991)
Other Underwriting Income	77	15	6	98
Underwriting Profit (Loss)	$(2,266)	$5,896	$1,107	$4,737
Losses and LAE Ratio	74.7%	63.4%	56.8%	63.9%
Commission Expense Ratio	6.7%	11.9%	17.7%	12.1%
Other Operating Expense Ratio (1)	29.3%	20.1%	20.9%	21.3%
Combined Ratio	110.7%	95.4%	95.4%	97.3%

(1) -	Includes Other Operating Expenses and Other Underwriting Income (Expense).

Gross Written Premiums

Gross Written Premiums increased $52.0 million for the three months ended March 31, 2019 as compared to the same period in 2018, driven by a $39.6 million, $6.4 million and $6.1 million increase in our P&C, Professional Liability and Marine operating segments, respectively.

The increase in our Marine operating segment was primarily driven by increases in our Cargo and Marine Liability products due to timing of renewals as well as new business within Cargo due to the launch of new initiatives, partially offset by a decrease in average renewal premium rates.

The increase in our P&C segment was primarily due to increases in our Excess Casualty, Auto, Primary Casualty and Environmental divisions, partially offset by a decrease in our Property and Life Sciences divisions. Our Excess Casualty division increased $29.9 million primarily due to new business production within the construction market, as well as new opportunities driven by changes in competition. Our Auto, Primary Casualty and Environmental divisions increased due to new business production, and to a lesser extent, an increased level of renewals. This was partially offset by decreases within our Property and Life Sciences divisions due to changes in our underwriting strategy.

The increase in our Professional Liability segment was due to increased level of renewals, new business and improved rates.

Average renewal premium rates for our U.S. Insurance reporting segment for the three months ended March 31, 2019 increased 2.0% compared to the same period in 2018, driven by increases of 3.1% and 2.0% within our P&C and Professional Liability operating segments, respectively, partially offset by a decrease of (0.6)% within our Marine operating segment.

Ceded Written Premiums

For the three months ended March 31, 2019, Ceded Written Premiums were $73.8 million, resulting in a retention ratio of 74.7% of Net Written Premiums to Gross Written Premiums. This compares to $66.6 million for the same period in 2018, resulting in a retention ratio of 72.2%. The increase in the retention ratio was primarily driven by our Marine operating segment, combined with an increase for the P&C operating segment, partially offset by a decrease in our Professional Liability operating segment.

The increase in our Marine operating segment’s retention ratio was primarily driven by a reduction in proportional reinsurance across various products, including reduced cessions and non-renewals of certain reinsurance treaties.

The increase in our P&C operating segment’s retention ratio was primarily due to changes in the mix of business.

The decrease in our Professional Liability operating segment’s retention ratio was primarily attributable to mix of business.

Net Earned Premiums

Net Earned Premiums increased $29.1 million for the three months ended March 31, 2019, as compared to the same period in 2018, mainly due to Gross Written Premium growth in our P&C, Professional Liability and Marine operating segments, and to a lesser extent, the impact of reducing our proportional reinsurance coverage.

Net Losses and LAE

The Net Losses and LAE reserves as of March 31, 2019 and December 31, 2018 were as follows:

	U.S. Insurance
	As of March 31, 2019				As of December 31, 2018
amounts in thousands	Marine	P&C	Professional Liability	Total	Marine	P&C	Professional Liability	Total	Total % Change
Case Reserves	$57,126	$210,514	$33,582	$301,222	$52,362	$218,795	$36,564	$307,721	(2.1%)
IBNR Reserves	65,885	822,620	98,534	987,039	49,611	799,117	98,257	946,985	4.2%
Total	$123,011	$1,033,134	$132,116	$1,288,261	$101,973	$1,017,912	$134,821	$1,254,706	2.7%

The following tables present the current and prior accident year changes in our Net Losses and LAE Ratio for the three months ended March 31, 2019 and 2018:

	U.S. Insurance
	Three Months Ended March 31, 2019				Three Months Ended March 31, 2018
			Professional				Professional		Point
	Marine	P&C	Liability	Total	Marine	P&C	Liability	Total	Change
Net Losses and LAE Ratio	157.8%	63.2%	67.9%	74.8%	74.7%	63.4%	56.8%	63.9%	10.9
Net Prior AY Reserve (Release)/Strengthening	100.3%	0.7%	8.0%	13.2%	15.7%	1.2%	(0.1%)	2.8%	10.4
Net Current AY Losses and LAE Ratio	57.5%	62.5%	59.9%	61.6%	59.0%	62.2%	56.9%	61.1%	0.5

For the three months ended March 31, 2019, our Net Losses and LAE Ratio increased 10.9 points as compared to the same period in 2018 driven by:

Prior Year Reserve Development

For the three months ended March 31, 2019, our Net Prior AY Losses and LAE Ratio increased 10.4 points as compared to the same period in 2018 driven by:

•

Our Marine operating segment recognized $23.4 million of Net Prior AY Reserve Strengthening, primarily due to strengthening of our IBNR provision on run-off business for accident years prior to 1988 within our Marine Liability product line and unfavorable loss emergence in our Cargo and Craft products. This compares to $3.3 million of Net Prior AY Strengthening for the same period in 2018 due to worse than expected loss emergence on our Craft and Fishing Vessel products and catastrophe loss development related to the Hurricane events that occurred during the third quarter of 2017.

•

Our Professional Liability operating segment recognized $2.2 million of Net Prior AY Reserve Strengthening primarily due to unfavorable loss emergence within our E&O and Other Professional Liability divisions. This compares to a small net prior AY loss release for the same period in 2018.

The above increase in our Net Prior AY Loss and LAE Ratio was partially offset by:

•

Our P&C operating segment recognized $1.0 million of Net Prior AY Reserve Strengthening primarily related to our Primary Casualty division with $3.3 million of loss development, and to a lesser extent, additional strengthening in our Auto and Property divisions, partially offset by Net Prior AY Reserve Releases on our Excess Casualty and Environmental divisions due to better than expected loss emergence. This compares to $1.5 million of Net Prior AY Reserve strengthening for the same period in 2018 primarily related to strengthening of our Property and Other P&C divisions.

Changes in the Current Accident Year Loss Ratio

For the three months ended March 31, 2019, our Net Current AY Losses and LAE Ratio increased 0.5 points as compared to the same period in 2018, primarily driven by increases in our Professional Liability and P&C operating segments due to changes in the mix of business and increases in ultimate loss expectations for certain divisions, partially offset by a decrease in our Marine operating segment related to improved loss expectations.

Commission Expenses

Our Commission Expense Ratio for the three months ended March 31, 2019 increased 0.2 points compared to the same period in 2018, mostly driven by our Professional Liability and Marine operating segments, partially offset by a decrease in our P&C operating segment.
Our Marine operating segment’s Commission Expense Ratio increased due to higher enhanced and direct profit commission expense.

Our P&C operating segment’s Commission Expense Ratio decreased mainly due to mix of business.

Our Professional Liability operating segment’s Commission Expense Ratio increased due to reduced ceding commission income from the proportional reinsurance on our D&O product.

Other Operating Expenses

Other Operating Expenses for the three months ended March 31, 2019 increased $6.2 million, as compared to the same period in 2018, primarily due to higher consulting costs and information technology expenses, as well as greater employee expenses.

Int’l Insurance

The following tables summarize our Underwriting Profit (Loss) by operating segment for our Int’l Insurance reporting segment for the three months ended March 31, 2019 and 2018:

	Int'l Insurance
	Three Months Ended March 31, 2019
amounts in thousands	Marine	P&C	Professional Liability	Total	Change 2019 vs. 2018
Gross Written Premiums	$54,861	$58,567	$42,701	$156,129	22.1%
Ceded Written Premiums	(11,236)	(14,037)	(12,458)	(37,731)	30.6%
Net Written Premiums	$43,625	$44,530	$30,243	$118,398	19.6%
Retention Ratio	79.5%	76.0%	70.8%	75.8%	(1.6)
Net Earned Premiums	$35,744	$36,033	$37,136	$108,913	16.8%
Net Losses and LAE	(22,975)	(16,653)	(35,830)	(75,458)	64.6%
Commission Expenses	(7,693)	(9,026)	(9,728)	(26,447)	33.9%
Other Operating Expenses	(10,020)	(13,193)	(9,209)	(32,422)	57.9%
Other Underwriting Income	616	418	—	1,034	NM
Underwriting Loss	$(4,328)	$(2,421)	$(17,631)	$(24,380)	NM
Losses and LAE Ratio	64.3%	46.2%	96.5%	69.3%
Commission Expense Ratio	21.5%	25.0%	26.2%	24.3%
Other Operating Expense Ratio (1)	26.3%	35.5%	24.8%	28.8%
Combined Ratio	112.1%	106.7%	147.5%	122.4%

(1) -	Includes Other Operating Expenses and Other Underwriting Income (Expense).
NM –	Percentage change not meaningful

	Int'l Insurance
	Three Months Ended March 31, 2018
amounts in thousands	Marine	P&C	Professional Liability	Total
Gross Written Premiums	$56,478	$33,960	$37,434	$127,872
Ceded Written Premiums	(8,054)	(13,667)	(7,167)	(28,888)
Net Written Premiums	$48,424	$20,293	$30,267	$98,984
Retention Ratio	85.7%	59.8%	80.9%	77.4%
Net Earned Premiums	$39,279	$21,769	$32,162	$93,210
Net Losses and LAE	(20,446)	(9,223)	(16,174)	(45,843)
Commission Expenses	(9,730)	(2,565)	(7,461)	(19,756)
Other Operating Expenses	(6,810)	(7,679)	(6,041)	(20,530)
Underwriting Profit	$2,293	$2,302	$2,486	$7,081
Losses and LAE Ratio	52.1%	42.4%	50.3%	49.2%
Commission Expense Ratio	24.8%	11.8%	23.2%	21.2%
Other Operating Expense Ratio	17.3%	35.2%	18.8%	22.0%
Combined Ratio	94.2%	89.4%	92.3%	92.4%

Gross Written Premiums

Gross Written Premiums increased $28.3 million for the three months ended March 31, 2019 compared to the same period in 2018, driven by a $24.6 million and $5.3 million increase in our P&C and Professional Liability operating segments, respectively, partially offset by a decrease in our Marine operating segment of $1.6 million.

The decrease in our Marine operating segment was driven by our Cargo, Transport and Hull products, due to non-renewals related to changes in underwriting strategy. These decreases were partially offset by additional premium of $1.3 million from the NICE Group business acquired in the second quarter of 2018.

The increase in our P&C operating segment was driven by additional premium of $14.0 million from the NICE Group business acquired in the second quarter of 2018, as well as an increase in our General Liability division due to new business and rate increases in our Offshore Energy division.

The increase in our Professional Liability operating segment was primarily driven by increased premium estimates in our Warranties and Indemnity product, as well as positive rate improvement in our D&O and E&O divisions.

Average renewal premium rates for our Int’l Insurance reporting segment for the three months ended March 31, 2019 increased 6.2% compared to the same period in 2018, driven by increases of 11.0%, 5.7% and 5.4% in our Professional Liability, P&C, and Marine operating segments, respectively.

Ceded Written Premiums

Ceded Written Premiums were $37.7 million, resulting in a retention ratio of 75.8% of Net Written Premiums to Gross Written Premiums, for the three months ended March 31, 2019. This compares to Ceded Written Premiums of $28.9 million, resulting in a retention ratio of 77.4%, for the three months ended March 31, 2018. The decrease in the retention ratio was driven by our Marine and Professional Liability operating segments, partially offset by an increase in our P&C operating segment.

The Marine operating segment’s decrease was driven by our Protection & Indemnity division due to our renewal rights agreement with Thomas Miller Specialty in February of 2018 that included a 100% cession of our business, and to a lesser extent, a higher level of facultative reinsurance purchases in our Marine Liability product.

The P&C operating segment’s increase was primarily attributable to a reduction in quota share reinsurance within our Energy & Engineering division, as well as the impact of additional premium from the NICE Group business acquired in the second quarter of 2018, which carries a lower level of quota share reinsurance.

The Professional Liability operating segment’s decrease was driven by additional excess of loss costs as well as a change in mix of business, with an increase in premiums within our E&O division which carries higher proportional reinsurance.

Net Earned Premiums

Net Earned Premiums increased $15.7 million for the three months ended March 31, 2019, as compared to the same period in 2018. The increase was driven by growth in our P&C and Professional Liability operating segments, partially offset by a decrease in our Marine operating segment.

The decrease in our Marine operating segment’s Net Earned Premium was due to the impact of our renewal rights agreement with Thomas Miller Specialty, as well as greater excess of loss and facultative reinsurance costs within Marine Liability.  These decreases to Net Earned Premiums were partially offset by the impact of additional earned premium from the NICE Group business acquired in the second quarter of 2018.

The increase in our P&C operating segment’s Net Earned Premium was due to growth in most divisions, and additional earned premium from the NICE Group business acquired in the second quarter of 2018. These increases to Net Earned Premiums were partially offset by the runoff of earnings in our Property division, where we took strategic actions to exit our International and North American Property businesses in 2017.

The increase in our Professional Liability operating segment’s Net Earned Premium was driven by growth across all divisions, partially offset by increased excess of loss costs.

Net Losses and LAE

The Net Losses and LAE Reserves as of March 31, 2019 and December 31, 2018 were as follows:

	Int'l Insurance
	As of March 31, 2019				As of December 31, 2018
amounts in thousands	Marine	P&C	Professional Liability	Total	Marine	P&C	Professional Liability	Total	Total % Change
Case Reserves	$187,520	$56,131	$70,850	$314,501	$188,911	$66,202	$46,871	$301,984	4.1%
IBNR Reserves	30,899	47,977	122,276	201,152	33,486	36,687	118,325	188,498	6.7%
Total	$218,419	$104,108	$193,126	$515,653	$222,397	$102,889	$165,196	$490,482	5.1%

The following tables present the current and prior accident year changes in our Net Losses and LAE Ratio for the three months ended March 31, 2019 and 2018:

	Int'l Insurance
	Three Months Ended March 31, 2019				Three Months Ended March 31, 2018
			Professional				Professional		Point
	Marine	P&C	Liability	Total	Marine	P&C	Liability	Total	Change
Net Losses and LAE Ratio	64.3%	46.2%	96.5%	69.3%	52.1%	42.4%	50.3%	49.2%	20.1
Net Prior AY Reserve (Release)/Strengthening	5.6%	(2.2%)	42.1%	15.4%	(1.8%)	(4.0%)	(2.8%)	(2.7%)	18.1
Net Current AY Losses and LAE Ratio	58.7%	48.4%	54.4%	53.9%	53.9%	46.4%	53.1%	51.9%	2.0

For the three months ended March 31, 2019, our Reported Net Losses and LAE Ratio increased 20.1 points as compared to the same period in 2018 driven by:

Prior Year Reserve Development

For the three months ended March 31, 2019, our Net Prior AY Losses and LAE Ratio increased 18.1 points as compared to the same period in 2018 primarily driven by:

•

Our Marine operating segment for the three months ended March 31, 2019 recognized $2.0 million of Net Prior AY Reserve Strengthening compared to $0.7 million of Net Prior AY Reserve Release for the same period in 2018 due to adverse loss development primarily within our Cargo product line.

•

Our P&C operating segment for the three months ended March 31, 2019 recognized $0.8 million of Net Prior AY Reserve Release, compared to $0.9 million of Net Prior AY Reserve Release for the same period in 2018.

•

Our Professional Liability operating segment for the three months ended March 31, 2019 recognized 15.6 million of Net Prior AY Reserve Strengthening, compared to $0.9 million of Net Prior AY Reserve Release for the same period in 2018, due to large loss activity primarily within our D&O division, and to a lesser extent our E&O and Other Professional Liability divisions.

Changes in the Current Accident Year Loss Ratio

For the three months ended March 31, 2019, our Net Current AY Losses and LAE Ratio increased 2.0 points as compared to the same period in 2018, primarily due to an increased level of catastrophe activity. During the three months ended March 31, 2019, we recognized $2.0 million of net catastrophe losses related to the Russian River Flood in California, as compared to the same period in 2018 in which we did not recognize any catastrophe activity.

Commission Expenses

Our Commission Expense Ratio for the three months ended March 31, 2019 increased 3.1 points as compared to the same period in 2018, driven by increases in our P&C and Professional Liability operating segments, partially offset by a decrease in our Marine operating segment.

The decrease in our Marine operating segment was due to lower gross commission rates.

The increase in our P&C operating segment was due to reduced ceding commission accrual release within our NavTech division, as well as the impact of business acquired from the NICE Group in the second quarter of 2018, which carries higher gross commissions.

The increase in our Professional Liability operating segment was due to mix of business and the impact of higher excess of loss costs.

Other Operating Expenses

Other Operating Expenses for the three months ended March 31, 2019 increased $11.9 million as compared to the same period in 2018 primarily due to increased expenses related to the NICE Group which was acquired in second quarter 2018, higher professional fees and severance expenses.

Other Underwriting Income

Other Underwriting Income for the three months ended March 31, 2019 increased $1.0 million, as compared to the same period in 2018 primarily due to managing agent fee income related to the NICE Group.

GlobalRe

The following tables summarize our Underwriting Profit (Loss) for our GlobalRe reporting segment for the three months ended March 31, 2019 and 2018:

	GlobalRe
	Three Months Ended March 31,
amounts in thousands	2019	2018	Change 2019 vs. 2018
Gross Written Premiums	$132,880	$127,424	4.3%
Ceded Written Premiums	(7,783)	(6,493)	19.9%
Net Written Premiums	$125,097	$120,931	3.4%
Retention Ratio	94.1%	94.9%	(0.8)
Net Earned Premiums	$66,239	$56,504	17.2%
Net Losses and LAE	(43,769)	(29,880)	46.5%
Commission Expenses	(16,433)	(13,768)	19.4%
Other Operating Expenses	(8,124)	(5,405)	50.3%
Other Underwriting Income (Expense)	(56)	138	NM
Underwriting Profit (Loss)	$(2,143)	$7,589	NM
Losses and LAE Ratio	66.1%	52.9%
Commission Expense Ratio	24.8%	24.4%
Other Operating Expense Ratio (1)	12.3%	9.3%
Combined Ratio	103.2%	86.6%

(1) -	Includes Other Operating Expenses and Other Underwriting Income.
NM -	Percentage change not meaningful

Gross Written Premiums

Gross Written Premiums increased $5.5 million for the three months ended March 31, 2019 compared to the same period in 2018, primarily due to Global Credit, a new product that commenced writing business in 2019, as well as increased new and renewal business in our P&C, Specialty Casualty and Agriculture products. These increases were partially offset by decreases in our Accident & Health (“A&H”) and Surety products due to non-renewals in A&H and decreased premium estimates in Surety.

Ceded Written Premiums

Ceded Written Premiums were $7.8 million, resulting in a retention ratio of 94.1% of Net Written Premiums to Gross Written Premiums, for the three months ended March 31, 2019, compared to Ceded Written Premiums of $6.5 million, resulting in a retention ratio of 94.9%, for the same period in 2018. The decrease in the retention ratio was primarily driven by higher excess of loss costs in our P&C product.

Net Earned Premiums

Net Earned Premiums for the three months ended March 31, 2019 increased $9.7 million as compared to the same period in 2018, due to continued growth across all of our products and the addition of our new Global Credit product.

Net Losses and LAE

The Net Losses and LAE Reserves as of March 31, 2019 and December 31, 2018 were as follows:

	GlobalRe
	As of
	March 31,	December 31,
amounts in thousands	2019	2018	% Change
Case Reserves	$71,677	$60,669	18.1%
IBNR Reserves	104,091	117,927	(11.7%)
Total	$175,768	$178,596	(1.6%)

The following tables present the current and prior accident year changes in our Net Losses and LAE Ratio for the three months ended March 31, 2019 and 2018:

	GlobalRe
	Three Months Ended March 31,		Point
	2019	2018	Change
Net Losses and LAE Ratio	66.1%	52.9%	13.2
Net Prior AY Reserve (Release)/Strengthening	13.4%	(0.6%)	14.0
Net Current AY Losses and LAE Ratio	52.7%	53.5%	(0.8)

For the three months ended March 31, 2019, our Reported Net Losses and LAE Ratio increased 13.2 points as compared to the same period in 2018 driven by:

Prior Year Reserve Development

For the three months ended March 31, 2019, our Net Prior AY Losses and LAE Ratio increased 14.0 points as compared to the same period in 2018. For the three months ended March 31, 2019, we recognized $8.9 million of Net Prior AY Reserve Strengthening primarily due to $5.6 million and $5.3 million of strengthening within our Specialty Casualty and P&C products, respectively, related to unfavorable loss emergence, as well as development on net prior AY catastrophe losses within our P&C product. Additionally, we recognized $1.0 million of strengthening within our Marine product due to loss development. This reserve strengthening was partially offset by $3.0 million of Net Prior AY Reserve Release within our Surety product due to favorable loss emergence. This compares to $0.4 million of Net Prior AY Reserve Release for the same period in 2018 mostly related to our A&H and Surety products, partially offset by strengthening in our P&C product.

Changes in the Current Accident Year Loss Ratio

For the three months ended March 31, 2019, our Net Current AY Losses and LAE Ratio decreased 0.8 points as compared to the same period in 2018, primarily driven by changes in mix of business with an increase in net earned premiums related to our Global Credit and P&C products, which carry a lower loss ratio.

Commission Expenses

Our Commission Expense Ratio for the three months ended March 31, 2019 increased 0.4 points compared to the same period in 2018. The increase was primarily due to higher profit commission expense particularly in our A&H, Surety and Agriculture products, partially offset by changes in mix of business in our Global Credit, A&H and P&C products.

Other Operating Expenses and Other Underwriting Income

Other Operating Expenses for the three months ended March 31, 2019 increased $2.7 million as compared to the same period in 2018, primarily due to increases in employee expenses and professional service fees.

Capital Resources and Liquidity

Capital Resources

Our capital resources consist of funds deployed or available to be deployed to support our business operations. As of March 31, 2019 and December 31, 2018, our capital resources were as follows:

	As of
amounts in thousands	March 31, 2019	December 31, 2018
Senior Notes	$264,095	$264,052
Stockholders' Equity	1,230,383	1,186,850
Total Capitalization	$1,494,478	$1,450,902
Ratio of Debt to Total Capitalization	17.7%	18.2%

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

We primarily rely upon dividends from our subsidiaries to meet our Parent Company’s obligations, which mostly consist of semi-annual (April and October) interest payments of $7.6 million on the Senior Notes. As described in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2018, we continue to believe that the dividend capacity of our subsidiaries will provide our Parent Company with sufficient liquidity for the foreseeable future.

Senior Notes and Credit Facility

As of March 31, 2019, letters of credit with an aggregate face amount of 24.0 million Australian Dollars were outstanding under the credit facility with Barclays Bank PLC that we entered into on November 4, 2016 and amended on October 30, 2017 (the “Australian Facility”).

As of March 31, 2019, letters of credit with an aggregate face amount of $165.0 million and £60.0 million were outstanding under the credit facility with ING Bank N.V., London Branch, individually and as administrative agent for a syndicate of lenders, that we entered into on November 7, 2018 (the “Club Facility”), and we had an aggregate of $1.2 million of cash collateral posted.

As of March 31, 2019, letters of credit with an aggregate face amount of $8.0 million were outstanding under the credit facility with ING Bank N.V., London Branch that we entered into on November 20, 2015 and amended on January 23, 2019 (the “Bilateral Facility”).

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

Net Cash Provided by Operating Activities was $30.9 million for the three months ended March 31, 2019 compared to $35.8 million for the same period in 2018. Operating cash flow decreased from the prior year due to growth in claim payments and operating expenses that modestly outpaced the growth in collections of premiums and reinsurance recoverables. Partially offsetting these amounts was an increase in collection of investment income due to growth in invested assets coupled with higher yields.

Net Cash Used in Investing Activities was $5.0 million for the three months ended March 31, 2019 compared to Net Cash Provided of $33.7 million for the same period in 2018. The decrease in cash used in investing activities is due in part to a temporary increase in cash and cash equivalents at March 31, 2019 as we anticipate merger-related cash outflows and hold cash equivalents for unsettled trades at the end of the quarter.

Net Cash Used in Financing Activities was $8.9 million for the three months ended March 31, 2019 compared to $7.1 million for the same period in 2018. The increase in cash used in financing activities is primarily related to increased tax withholding payments on vested stock compensation in 2019 as compared with 2018.

Investments

Our investment portfolio is invested primarily in publicly traded, investment grade, fixed income securities with an average credit quality of “AA-/Aa3” as rated by S&P or Moody’s. As of March 31, 2019, our portfolio had a duration of 3.4 years. Management periodically projects cash flow of the investment portfolio and other sources in order to maintain the appropriate levels of liquidity in an effort to ensure our ability to satisfy claims.

As of March 31, 2019 and December 31, 2018, all Fixed Maturities Securities were classified as Available-For-Sale and all of our Equity Securities have been measured at fair value with changes in fair value recognized through Net Income.

The portfolio is externally managed by independent, professional investment managers and is broadly diversified across geographies, sectors and issuers. The primary objectives are to maximize total investment return in the context of preserving and enhancing stockholder value and the statutory surplus of our regulated insurance companies. As part of our overall investment strategy, we seek to build a tax efficient investment portfolio by maintaining an allocation to tax-exempt municipal bonds. The tax-exempt portion of our Fixed Maturities portfolio at March 31, 2019 was 17.9% compared to 16.5% at December 31, 2018. Additionally, 86.2% and 94.3% of our equity portfolio is invested in tax efficient securities at March 31, 2019 and 2018, respectively, which qualify for the dividends received deduction. The investments are subject to the oversight of the respective insurance companies’ Boards of Directors and the Finance Committee of our Parent Company’s Board of Directors.

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

The following table summarizes the composition of our investments at fair value:

	Fair Value as of
amounts in thousands	March 31, 2019	December 31, 2018	% Change
Fixed Maturities:
U.S. Treasury Bonds, Agency Bonds and Foreign Government Bonds	$226,093	$239,776	(5.7%)
States, Municipalities and Political Subdivisions	698,980	646,551	8.1%
Mortgage-Backed and Asset-Backed Securities:
Agency Residential Mortgage-Backed Securities	329,582	335,542	(1.8%)
Residential Mortgage Obligations	154,149	138,373	11.4%
Asset-Backed Securities	532,027	531,991	0.0%
Commercial Mortgage-Backed Securities	199,450	188,201	6.0%
Subtotal	$1,215,208	$1,194,107	1.8%
Corporate Exposures	1,019,527	1,002,489	1.7%
Total Fixed Maturities	$3,159,808	$3,082,923	2.5%
Equity Securities:
Common Stocks	$181,512	$166,353	9.1%
Preferred Stocks	176,935	173,539	2.0%
Total Equity Securities	$358,447	$339,892	5.5%
Short-Term Investments	7,287	10,233	(28.8%)
Total Investments	$3,525,542	$3,433,048	2.7%

Fixed Maturities increased from December 31, 2018 due to an increase in unrealized gains resulting from a decrease in interest rates and spread tightening. The increase in common stocks is due to a rebound in the equity markets. The Company increased their allocation of Municipal Bonds and Residential Mortgage Obligations due to favorable market conditions.

The following table sets forth the amount of our Fixed Maturities as of March 31, 2019 by S&P credit rating or, if an S&P rating is not available, the equivalent Moody’s rating. The total rating is the weighted average quality rating for the Fixed Maturities portfolio as a whole.

		As of March 31, 2019
amounts in thousands	Rating	Fair Value	Amortized Cost
Rating Description:
Extremely Strong	AAA	$630,708	$629,023
Very Strong	AA	1,185,689	1,182,308
Strong	A	826,331	816,916
Adequate	BBB	402,610	400,605
Speculative	BB & Below	110,315	110,833
Not Rated	NR	4,155	3,937
Total	AA-	$3,159,808	$3,143,622

The following table sets forth the composition of the non-government guaranteed Fixed Maturities categorized by asset class and generally equivalent S&P and Moody’s ratings (not all securities in our portfolio are rated by both S&P and Moody’s) as of March 31, 2019:

	As of March 31, 2019
amounts in thousands	AAA	AA	A	BBB	BB and below	Not Rated	Fair Value	Amortized Cost
Municipal Bonds	$74,087	$441,582	$170,996	$12,315	$—	$—	$698,980	$677,634
Agency Residential Mortgage-Backed	—	329,582	—	—	—	—	329,582	337,247
Residential Mortgage-Backed	107,717	7,757	230	35,333	1,786	1,326	154,149	152,906
Asset-Backed	220,021	195,982	89,827	26,197	—	—	532,027	534,590
Commercial Mortgage-Backed	126,302	44,073	27,273	—	—	1,802	199,450	198,758
Corporate Exposures	4,744	72,415	504,048	328,764	108,529	1,027	1,019,527	1,014,678
Total	$532,871	$1,091,391	$792,374	$402,609	$110,315	$4,155	$2,933,715	$2,915,813

The following table sets forth our U.S. Treasury Bonds, Agency Bonds and Foreign Government Bonds, as well as our State, Municipality and Political Subdivision bond holdings by type:

	As of March 31, 2019
amounts in thousands	Fair Value	Amortized Cost
U.S. Treasury Bonds, Agency Bonds and Foreign Government Bonds:
U.S. Treasury Bonds	$26,308	$25,652
Agency Bonds	59,557	59,664
Foreign Government Bonds	140,228	142,493
Total U.S. Treasury Bonds, Agency Bonds and Foreign Government Bonds	$226,093	$227,809
States, Municipalities and Political Subdivisions:
General Obligation	$127,455	$123,142
Prerefunded	48,596	46,796
Revenue	396,719	381,872
Taxable	126,210	125,824
Total States, Municipalities and Political Subdivisions	$698,980	$677,634

As of March 31, 2019, we own $23.4 million of municipal securities, which are credit enhanced by various financial guarantors that have an average underlying credit rating of A.

The following table sets forth our Agency Residential Mortgage-Backed Securities (“ARMBS”) issued by the Government National Mortgage Association (“GNMA”), Federal National Mortgage Association (“FNMA”) and Federal Home Loan Mortgage Corporation (“FHLMC”) and the quality category (Prime, Alternative A-paper (“Alt-A”), and Other Non-Agency) for Residential Mortgage-Backed Securities (“RMBS”) as of March 31, 2019:

	As of March 31, 2019
amounts in thousands	Fair Value	Amortized Cost
ARMBS:
GNMA	$33,876	$34,171
FNMA	206,712	212,414
FHLMC	88,994	90,662
Total Agency Residential Mortgage-Backed Securities	$329,582	$337,247
RMBS:
Prime	$55,759	$55,495
Alt-A	644	573
Other Non-Agency	97,746	96,838
Total Residential Mortgage-Backed Securities	$154,149	$152,906

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

Prime collateral consists of mortgages or other collateral from the most creditworthy borrowers. Alt-A collateral consists of mortgages or other collateral from borrowers, which have a risk potential greater than Prime but less than subprime. The subprime collateral consists of mortgages or other collateral from borrowers with low credit ratings. We have no exposure to subprime RMBS at March 31, 2019. Prime, subprime and Alt-A categories are as defined by S&P.

Details of the collateral of our Asset-Backed Securities portfolio as of March 31, 2019 are presented below:

	As of March 31, 2019
amounts in thousands	Fair Value	Amortized Cost
Auto Loans	$44,513	$44,343
Aircraft	23,389	22,916
Single Family Rentals	90,452	90,297
Consumer Loans	42,835	42,855
Credit Cards	23,176	23,211
Collateralized Loan Obligations	239,670	243,150
Time Share	21,654	21,883
Miscellaneous	46,338	45,935
Total Asset-Backed Securities	$532,027	$534,590

Details of our Corporate Exposures portfolio as of March 31, 2019 are presented below:

	As of March 31, 2019
amounts in thousands	Fair Value	Amortized Cost
Corporate Exposures:
Corporate Bonds	$817,290	$810,183
Hybrid Bonds	154,147	157,764
Redeemable Preferred Stocks	48,090	46,731
Total Corporate Exposures	$1,019,527	$1,014,678

As of March 31, 2019, the fair value of securities issued in foreign countries was $384.5 million, with an amortized cost of $384.9 million, representing 10.9% of our total Fixed Maturities and Equity Securities. Our largest exposure is Canada with a total of $151.4 million followed by the United Kingdom with a total of $45.0 million.

Our Company did not have gross unrealized investment losses where the fair value was less than 80% of amortized cost as of March 31, 2019.

Our Company did not have any credit related OTTI losses during the three months ended March 31, 2019 and 2018.

The fair value of our investment portfolio may fluctuate significantly in response to various factors such as changes in interest rates, investment quality ratings, equity prices, foreign exchange rates and credit spreads. We do not have the intent to sell nor is it more likely than not that we will have to sell Fixed Maturities in unrealized loss positions that are not other-than-temporarily impaired before recovery. For structured securities, default probability and severity assumptions differ based on property type, vintage and the stress of the collateral. We do not intend to sell any of these securities and it is more likely than not that we will not be required to sell these securities before the recovery of the amortized cost basis. We may realize investment losses to the extent our liquidity needs require the disposition of Fixed Maturities in unfavorable interest rate, liquidity or credit spread environments. Significant changes in the factors we consider when evaluating investments for impairment losses could result in a significant change in impairment losses reported in the Consolidated Financial Statements.

Critical Accounting Estimates

Our Company’s Annual Report on Form 10-K for the year ended December 31, 2018 discloses our critical accounting estimates (refer to Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Estimates).

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

We believe that the critical accounting estimates discussion in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2018 continues to describe the significant estimates and judgements included in the preparation of our Consolidated Financial Statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Refer to Item 7A included in our Company’s 2018 Annual Report on Form 10-K. There have been no material changes to this item since December 31, 2018.

Item 4. Controls and Procedures

(a)

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such, term is defined under Rule 13a-15(e) promulgated under the Exchange Act. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

On June 7, 2018 we acquired Bracht, Deckers & Mackelbert NV (“BDM”), a specialty underwriting agency, and its affiliated insurance company, Assurances Continentales – Continentale Verzekeringen NV (“ASCO”). SEC guidance permits management to omit an assessment of an acquired business’ internal control over financial reporting from management’s assessment of internal control over financial reporting for a period not to exceed one year from the date of the acquisition. Accordingly, we have not yet included BDM and ASCO in our assessment of the effectiveness of our disclosure controls and procedures and internal control over financial reporting as of March 31, 2019. For the three months ended March 31, 2019, BDM and ASCO accounted for $15.9 million of our total revenue, and as of March 31, 2019 had total assets of $158.8 million.

(b)

Other than the changes described in the paragraph below, there were no further changes during the first fiscal quarter in our internal control over financial reporting. As described above, our management excluded an assessment of the internal controls over financial reporting of BDM and ASCO from its assessment of the effectiveness of our internal control over financial reporting as of March 31, 2019. The Company has begun integrating BDM and ASCO into its existing control procedures, which may lead us to modify certain internal controls in future periods.

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

Item 1A. Risk Factors

There have been no material changes from the risk factors as previously disclosed in our Company’s 2018 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

None

Item 6. Exhibits

Exhibit No.	Description of Exhibit	Previously filed and Incorporated Herein by Reference to:

2-1	Agreement and Plan of Merger, dated as of August 22, 2018 by and among the Company, The Hartford Financial Services Group, Inc., and Renato Acquisition Co.	Form 8-K filed August 22, 2018

3-1	Restated Certificate of Incorporation	Form S-8 filed July 26, 2002 (File No. 333-97183)

3-2	Certificate of Amendment to the Restated Certificate of Incorporation	Form S-8 filed July 26, 2002 (File No. 333-97183)

3-3	Certificate of Amendment to the Restated Certificate of Incorporation	Form 10-Q for June 30, 2006

3-4	Amended and Restated By-laws of the Company	Form 8-K filed August 22, 2018 (File No. 000-15886)

4-1	Specimen of Common Stock certificate, par value $0.10 per share	Form S-8 filed June 20, 2003 (File No. 333-106317)

4-2	Second Supplemental Indenture, dated as of October 4, 2013, between the Company and The Bank of New York Mellon	Form 8-K filed October 4, 2013

10-1*	Stock Option Plan	Form S-1 (File No. 33-5667) (P)

10-2*	Non-Qualified Stock Option Plan	Form S-4 (File No. 33-75918) (P)

10-3*	2002 Stock Incentive Plan	Proxy Statement filed May 29, 2002

10-4*	Executive Performance Incentive Plan	Proxy Statement filed April 7, 2008

10-5	Form of Indemnity Agreement by the Company and the Selling Stockholders (as defined therein)	Amendment No. 2 to Form S-3 dated October 1, 2003 (File No.333- 1008424)

10-6*	Second Amended and Restated 2005 Stock Incentive Plan	Proxy Statement filed April 12, 2013

10-7*	Non-Qualified Deferred Compensation Plan	Form 10-Q for March 31, 2015

10-8	Guarantee, dated February 16, 2017, entered into by the Company	Form 10-K for December 31, 2016

10-9	Share Purchase Agreement, dated as of December 15, 2017, by and between the Company and Ackermans & van Haaren NV, SIPEF NV, Mr. Jozef Gielen and Kapimar Comm.V	Form 8-K filed December 18, 2017

10-10*	The Navigators Group, Inc. Amended and Restated Employee Stock Purchase Plan	Proxy Statement filed March 29, 2018

10-11*	Employment Agreement, dated August 21, 2018, by and among the Company, Navigators Management Company, Inc. and Stanley A. Galanski	Form 8-K filed August 22, 2018

10-12*	Employment Agreement, dated August 21, 2018, by and among the Company, Navigators Management Company, Inc. and Ciro M. DeFalco	Form 8-K filed August 22, 2018

10-15*	Form of President’s Award Agreement	Form 8-K filed August 22, 2018

10-16

Fourth Amended and Restated Funds at Lloyd's Letter of Credit Agreement, dated as of November 7, 2018, among the Company, the lenders party thereto, and ING Bank N.V., London Branch, individually and as Administrative Agent and Letter of Credit Agent

Form 8-K filed November 7, 2018

10-17*	Retirement Agreement and Release of All Claims, dated March 15, 2019, made by and between Michael J. Casella and Navigators Management Company, Inc.	**

11-1	Statement re Computation of Per Share Earnings (Loss)	**

31-1	Certification of CEO per Section 302 of the Sarbanes-Oxley Act	**

31-2	Certification of CFO per Section 302 of the Sarbanes-Oxley Act	**

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

The Navigators Group, Inc.
(Company)

Dated: May 9, 2019	By:	/s/ Ciro M. DeFalco
Ciro M. DeFalco
Executive Vice President and Chief Financial Officer